Form 10-Q
period 1996-06-30
META GROUP INC
filed 1996-08-12
CIK 1000015

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-Q


(X)   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 	     OF THE SECURITIES EXCHANGE ACT OF 1934
      	   	For the Quarterly period ended June 30, 1996

                           OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	      OF THE SECURITIES EXCHANGE ACT OF 1934.
      	  	For the Transition period from ______ to ______


                     Commission File Number 0-27280

                           META Group, Inc.
       (Exact name of registrant as specified in its charter)


           Delaware                         06-0971675
(State or other jurisdiction of      (IRS Employer Identification No.)
  incorporation or organization)


              208 Harbor Drive, Stamford, Connecticut  06912-0061
         (Address of principal executive offices, including Zip Code)

                           (203) 973-6700
          (Registrant's telephone number, including area code)
                      ____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     	Yes	(X)       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of July 22, 1996 was 6,187,557.

                     Total Number of Pages:   17
                    Exhibit Index is on Page  15

                         META Group, Inc.

                             INDEX

                                                              Page
Part I    	FINANCIAL INFORMATION

   Item 1. Financial Statements

           Balance Sheets:
             June 30, 1996 (unaudited) and December 31, 1995     3

           Statements of Income (unaudited):
             Three months ended June 30, 1996 and 1995
             Six months ended June 30, 1996 and 1995             4

           Statements of Cash Flows (unaudited):
             Six months ended June 30, 1996 and 1995             5

           Notes to Financial Statements                         6

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 7

Part II    OTHER INFORMATION

Item 1.    Legal Proceedings                                    13

   Item 4. Submission of Matters to a Vote of Security
             Holders                                            13

   Item 6. Exhibits and Reports on Form 8-K                     13

Signature                                                       14

PART I - FINANCIAL INFORMATION

     Item 1.	FINANCIAL STATEMENTS

                        META Group, Inc.

                        BALANCE SHEETS
                       (in thousands)

                             June 30,             December 31,
                               1996                    1995
                            (unaudited)
                            -------------        -------------
Assets
Current assets:
  Cash and cash equivalents      $35,413                 $35,525
  Accounts receivable, net        11,051                  10,547
  Deferred commissions             1,123                   1,150
  Deferred tax asset                 447                     616
  Other current assets               425                     326
                                 -------                 -------
     Total current assets         48,459                  48,164

Furniture and equipment, net       1,919                   1,668

Deferred tax asset                 5,058                   2,362

Other assets                         490                     162
                                 -------                  ------
     Total assets                $55,926                 $52,356
                                 =======                 =======

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable               $    30                 $   845
  Accrued compensation and
    other expenses                   964                   3,086
  Deferred revenues               17,557                  16,557
                                 -------                  -------
    Total current liabilities     18,551                  20,488
                                 -------                  ------
Stockholders' equity:
  Preferred stock                     --                      --
  Common stock                        66                      59
  Additional paid-in capital      39,913                  35,863
  Treasury stock, at cost           (320)                   (320)
  Accumulated deficit             (2,284)                 (3,734)
                                  ------                  ------
  Total stockholders' equity      37,375                  31,868
                                  ------                  ------
  Total liabilities and
    stockholders' equity         $55,926                 $52,356
                                 =======                 =======

                             META Group, Inc.

                          STATEMENTS OF INCOME
                   (in thousands, except per share data)
                              (unaudited)

                        For the three months ended   For the six months ended
                                June 30,                       June 30,
                             1996        1995             1996          1995
Revenues:
  Continuous Services          $ 8,704     $ 6,361         $16,844    $12,267
  Other                          1,500         727           2,931      1,295
                               -------     -------         -------    -------
    Total revenues              10,204       7,088          19,775     13,562
                               -------     -------         -------    -------

Operating expenses:
  Cost of services and
    fulfillment                  4,875       3,932           9,672      7,268
  Selling and marketing          3,084       2,112           5,809      4,232
  General and administrative     1,143         756           2,189      1,373
  Depreciation and amortization    251         153             476        300
                               -------     -------         -------    -------
    Total operating expenses     9,353       6,953          18,146     13,173
                               -------     -------         -------    -------

Operating income                   851         135           1,629        389

Gain on sale of investment          --         250              --        250
Interest income, net               454           8             918         29
                               -------     -------         -------    -------

Income before taxes              1,305         393           2,547        668

Provision for income taxes         574          --           1,097         --
                               -------     -------         -------    -------

Net income                     $   731     $   393         $ 1,450    $   668
                               =======     =======         =======    =======
Net income per share           $   .09     $   .08         $   .18    $   .14
                               =======     =======         =======    =======
Weighted average shares
  outstanding                    8,003       4,894           7,993      4,946
                               =======     =======         =======    =======

                               META Group, Inc.

                           STATEMENTS OF CASH FLOWS
                               (in thousands)
                               (unaudited)

                                               For the six months ended
                                                        JUNE 30,
                                                    1996            1995
                                               ------------------------
Operating activities:
Net income                                       $ 1,450           $   668
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                      476               300
  Gain on sale of investment                          --              (250)
  Deferred income taxes                           (2,527)               --
  Tax benefit from disqualifying dispositions      3,576                --
  Changes in assets and liabilities:
    Accounts receivable                             (504)              411
    Deferred commissions                              27                98
    Other current assets                             (99)               (2)
    Other assets                                    (328)              (20)
    Accounts payable                                (815)             (303)
    Accrued compensation and other expenses       (2,122)             (822)
    Deferred revenues                              1,000             1,183
                                                  ------             ------
      Cash provided by operating activities          134             1,263
                                                  ------             ------
Investing activities:
  Capital expenditures                              (727)             (355)
  Proceeds from sale of investment                    --               265
                                                  ------             ------
    Cash used in investing activities               (727)              (90)
                                                  ------             ------
Financing activities:
  Payment of debt                                     --              (250)
  Proceeds from stock option exercises               392                77
  Tax expense on non-qualified stock options
   exercise                                          (36)               --
  Proceeds from employee stock purchase plan
   exercises                                         153                --
  Repurchase of common stock                          --               (114)
  Costs related to Initial Public Offering           (33)                --
  Capital contribution                                 5                 --
                                                     ---                ----
    Cash provided by (used in) financing activities  481               (287)
                                                     ---                ----
Net (decrease) increase in cash and cash
 equivalents                                        (112)               886
Cash and cash equivalents, beginning of period    35,525                301
                                                 -------             -------
Cash and cash equivalents, end of period         $35,413            $ 1,187
                                                 =======            =======

                                 META Group, Inc.

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

 	The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of META Group, Inc. (the "Company") as reported on the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

Note 2 - Public Offering of Common Stock and Recapitalization

 	In December 1995, the Company completed an initial public offering of 1,860,000 shares of common stock at $18 per share (the "Offering"). Prior to the Offering, there was no public market for the Company's common stock. The net proceeds of the Offering, after deducting applicable issuance costs and expenses, were $30,207,000.

 	In connection with the Offering, the Company (a) increased its authorized common stock from 1,800,000 shares to 45,000,000 shares, (b) declared a 4-for-1 split of its common stock in the form of a stock dividend effective October 5, 1995, and (c) authorized 2,000,000 shares of new $.01 par value preferred stock.

Note 3 - Income Taxes

 	During the quarter and six months ended June 30, 1996, the Company recorded a tax provision of $574,000 and $1,097,000 respectively, reflecting an effective tax rate of 44% and 43%, respectively. No tax provision was recorded for the quarter or six months ended June 30, 1995 since the previously established valuation allowance against available net operating loss carryforwards was released to offset the required tax provision.

  The exercise of non-qualified stock options under the Company's stock options plans give rise to compensation which is includable in the taxable income of the recipients and deductible by the Company for federal and state income tax purposes. Utilization of such deductions increased paid-in capital ($3,334,000 and $3,576,000 during the quarter and six months ended June 30, 1996 respectively). In accordance with Accounting Principles Board Opinion No. 25, compensation resulting from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options is not recognized as an expense for financial accounting purposes. As of June 30, 1996, 886,007 shares remained issuable upon the exercise of outstanding non-qualified stock options.

Item 2. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		       CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Certain Factors That May Affect Future Results" and in the Company's other filings with the Securities and Exchange Commission.

Overview

 	META Group is an independent market assessment company providing research and analysis of developments and trends in the computer hardware, software, communications and related IT industries to IT users and vendors. IT user organizations utilize META Group's research, analysis and recommendations to develop and employ cost-effective strategies for selecting, financing and implementing timely IT solutions. IT vendors use META Group's services for help in product positioning, marketing and market planning, as well as for internal IT decision-making.

 	Continuous Services subscriptions, which are annually renewable contracts and generally payable by clients in advance, comprised approximately 85% of the Company's total revenues for the quarter ended June 30, 1996 as compared to 90% for the quarter ended June 30, 1995. Billings attributable to the Company's Continuous Services are initially recorded as deferred revenues and then recognized pro rata over the contract term. The Company's other revenues are derived from project consulting, benchmarking, conferences, speaker engagement fees and publications. The Company's consulting clients typically consist of Continuous Services clients seeking additional advice tailored to their individual IT requirements.

 	One measure of the volume of the Company's business is its annualized "Contract Value," which the Company calculates as the aggregate annualized subscription revenue recognized from all Continuous Services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. While Contract Value is not necessarily indicative of future revenues, Contract Value has grown every quarter since the Company's inception and increased 37% to $34.8 million at June 30, 1996 from $25.4 million at June 30, 1995. At June 30, 1996, the Company had over 2,400 Continuous Services subscribers in 990 client organizations worldwide.

 	The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses and general and administrative expenses. Cost of services and fulfillment represents the costs associated with production and delivery of the Company's products and services and includes the costs of research, development and preparation of periodic reports, analyst telephone consultations, executive briefings and conferences, publications, consulting services, new product development and all associated editorial and support services. Selling and marketing expenses include the costs of salaries, commissions and related benefits for such personnel, travel and promotion. General and administrative expenses include the costs of the finance and accounting departments, human resources, corporate IT and other administrative functions of the Company.

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

TOTAL REVENUES Total revenues increased 44% to $10.2 million in the quarter ended June 30, 1996 from $7.1 million in the quarter ended June 30, 1995. Revenues from Continuous Services increased 37% to $8.7 million in the quarter ended June 30, 1996 from $6.4 million in the quarter ended
June 30, 1995. The increases in total revenues and revenues from Continuous Services were primarily due to continued expansion of the Company's domestic sales force, the expansion of the consulting segment of the business and the growth in international continuous services. The Company increased Contract Value 37% to $34.8 million at June 30, 1996 from $25.4 million at
June 30, 1995. The Company grew its subscriber client base 31% to 2,490 Continuous Service clients at June 30, 1996 from 1,900 clients at
June 30, 1995.

   Other revenues, consisting principally of revenues from consulting, increased 106% to $1.5 million in the quarter ended June 30, 1996 from $727,000 in the quarter ended June 30, 1995, and increased as a percentage of total revenues to 15% from 10%. The increase in other revenues was primarily attributable to the expansion of META Group Consulting activities and the increase in paid attendance at the Company's major conferences.

 	Revenues attributable to international clients increased 104% in the quarter ended June 30, 1996 from the quarter ended June 30, 1995, and increased as a percentage of total revenues to 25% from 20%. The increase was equally due to the Company's growth in existing international markets and to the expansion in the total number of sales representative organizations. The Company currently has sales representation in 20 countries. The Company expects that international revenues will increase as a percentage of its total revenues.

COST OF SERVICES AND FULFILLMENT Cost of services and fulfillment increased 24% to $4.9 million in the quarter ended June 30, 1996 from $3.9 million in the quarter ended June 30, 1995 principally due to increased analyst staffing and related compensation expense. Cost of services and fulfillment decreased as a percentage of total revenues to 48% from 55%. This decrease primarily reflects improvement in the Company's analyst productivity within its core Continuous Services, as indicated by an increase in the average client/analyst ratio for these services to 48-to-1 during the quarter ended June 30, 1996 as compared to a ratio of 41-to-1 during the quarter ended
June 30, 1995. The Company anticipates that the current client to analyst ratio will decrease slightly as several open analyst positions are filled during the third and fourth quarters.

SELLING AND MARKETING EXPENSES Selling and marketing expenses increased 46% to $3.1 million in the quarter ended June 30, 1996 from $2.1 million in the quarter ended June 30, 1995 and remained constant as a percentage of total revenues at 30%. The increase in expenses was principally due to increased sales-related compensation expense associated with increased revenues both domestically and internationally. The Company anticipates continuing increases in the amount of selling and marketing expenses, and that such expenses as a percentage of total revenues will increase as the Company continues to develop international markets for its products.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased 51% to $1.1 million in the quarter ended June 30, 1996 from $756,000 in the quarter ended June 30, 1995 and remained constant as a percentage of total revenues at 11%. The increase in expenses was principally due to increased finance, accounting and corporate IT staffing and expenses relating to the Company's recent initial public offering.
The Company anticipates continuing increases over the prior year in the amount of general and administrative expenses due in part to expenses related to being a public company, and expects such expenses to remain constant as a percentage of total revenues.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased 64% to $251,000 in the quarter ended June 30, 1996 from $153,000 in the quarter ended June 30, 1995. The increase in depreciation and amortization expense was principally due to purchases of computer equipment and office furniture required to support business growth.

INTEREST INCOME Interest income, net increased to $454,000 in the quarter ended June 30, 1996 from $8,000 in the quarter ended June 30, 1995 due to an increase in the Company's cash balances resulting from the sale of securities in connection with the Company's initial public offering, a positive cash flow from operations during the year ended December 31, 1995, and the sale of Series B Convertible Preferred Stock during 1995.

PROVISION FOR INCOME TAXES During the quarter ended June 30, 1996, the Company recorded a tax provision of $574,000, reflecting an effective tax rate of 44%. No tax provision was recorded for the quarter ended
June 30, 1995 since the previously established valuation allowance against available net operating loss carryforwards was released to offset the required tax provision.

EARNINGS PER SHARE EPS increased to $.09 per common share for the second quarter of 1996 as compared to $.08 for the second quarter of 1995 as a result of increased net income. The Company's weighted average shares outstanding increased 64% to 8,003,000 shares from 4,894,000 shares in the second quarter of 1995 as a result of the Company's initial public offering in December 1995.

SIX MONTHS ENDED JUNE 30,1996 AND 1995

TOTAL REVENUES Total revenues increased 46% to $19.8 million in the six months ended June 30, 1996 from $13.6 million in the six months ended
June 30, 1995. Revenues from Continuous Services increased 37% to $16.8 million in the six months ended June 30, 1996 from $12.3 million in the six months ended June 30, 1995. The increases in total revenues and revenues from Continuous Services were primarily due to continued expansion of the Company's domestic sales force, the expansion of the consulting segment of the business and the growth in international Continuous Services.

 	Other revenues, consisting principally of revenues from consulting, increased 126% to $2.9 million in the six months ended June 30, 1996 from $1.3 million in the six months ended June 30, 1995, and increased as a percentage of total revenues to 15% from 10%. The increase in other revenues was primarily attributable to the expansion of META Group Consulting activities and the increase in paid attendance at the Company's major conferences.

 	Revenues attributable to international clients increased 104% in the six months ended June 30, 1996 from the six months ended June 30, 1995, and increased as a percentage of total revenues to 23% from 20%. The increase was equally due to the Company's growth in existing international markets and to the expansion in the total number of sales representative organizations. The Company currently has sales representation in 20 countries. The Company expects that international revenues will increase as a percentage of its total revenues.

COST OF SERVICES AND FULFILLMENT Cost of services and fulfillment increased 33% to $9.7 million in the six months ended June 30, 1996 from $7.3 million in the six months ended June 30, 1995 principally due to increased analyst staffing and related compensation expense. Cost of services and fulfillment decreased as a percentage of total revenues to 49% from 54%. This decrease primarily reflects improvement in the Company's analyst productivity within its core Continuous Services, as indicated by an increase in the average client/analyst ratio for these services to 48-to-1 during the six months ended June 30, 1996 as compared to a ratio of 42-to-1 during the six months ended June 30, 1995. The Company anticipates that the current client to analyst ratio will decrease slightly as several open analyst positions are filled during the next several quarters.

SELLING AND MARKETING EXPENSES  Selling and marketing expenses increased
37% to $5.8 million in the six months ended June 30, 1996 from $4.2 million in the six months ended June 30, 1995 but decreased as a percentage of total revenues to 29% from 31%. The increase in expenses was principally due to increased sales-related compensation expense associated with increased revenues both dometically and internationally. The Company anticipates continuing increases in the amount of selling and marketing expenses, and expects that such expenses as a percentage of total revenues will increase as the Company continues to develop international markets for its products.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased 59% to $2.2 million in the six months ended June 30, 1996 from $1.4 million in the six months ended June 30, 1995 and increased as a percentage of total revenues to 11% from 10%. The increase in expenses was principally due to increased finance, accounting and corporate IT staffing and expenses relating to the Company's recent initial public offering. The Company anticipates continuing increases over the prior year in the amount of general and administrative expenses due in part to expenses related to being a public company, and expects such expenses to remain constant as a percentage of total revenues.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased 59% to $476,000 in the six months ended June 30, 1996 from $300,000 in the six months ended June 30, 1995. The increase in depreciation and amortization expense was principally due to purchases of computer equipment and office furniture required to support business growth.

INTEREST INCOME Interest income, net increased to $918,000 in the six months ended June 30, 1996 from $29,000 in the six months ended June 30, 1995 due to an increase in the Company's cash balances resulting from the sale of securities in connection with the Company's initial public offering, a positive cash flow from operations during the year ended December 31, 1995 and the sale of Series B Convertible Preferred Stock during 1995.

PROVISION FOR INCOME TAXES During the six months ended June 30, 1996, the Company recorded a tax provision of $1.1 million, reflecting an effective tax rate of 43%. No tax provision was recorded for the six months ended June 30, 1995 since the previously established valuation allowance against available net operating loss carryforwards was released to offset the required tax provision.

EARNINGS PER SHARE EPS increased to $.18 per common share for the first half of 1996 as compared to $.14 for the first half of 1995 as a result of increased net income. The Company's weighted average shares outstanding increased 62% to 7,993,000 shares from 4,946,000 shares in the first half of 1995 as a result of the Company's initial public offering in December 1995.

LIQUIDITY AND CAPITAL RESOURCES

 	The Company generated $304,000 of cash from operations during the quarter ended June 30, 1996 compared with $667,000 of cash provided by operations in the quarter ended June 30, 1995.

 	The Company generated $134,000 of cash from operations during the six months ended June 30, 1996 compared with $1.3 million of cash provided by operations in the six months ended June 30, 1995.

 	The Company regularly invests excess funds in short-term investments, such as repurchase agreements, short-term commercial paper and money market funds.

 	The Company used $426,000 of cash in the quarter ended June 30, 1996 and $240,000 in the quarter ended June 30, 1995 for the purchase of furniture, equipment, computers and related software for use by the Company's employees. The Company expects that additional purchases of equipment will be made as the Company's employee base grows. As of June 30, 1996, the Company had no material commitments for capital expenditures.

 	The Company used $727,000 of cash in the six months ended June 30, 1996 and $355,000 in the six months ended June 30, 1995 for the purchase of furniture, equipment, computers and related software for use by the Company's employees. The Company expects that additional purchases of equipment will be made as the Company's employee base grows. As of June 30, 1996, the Company had no material commitments for capital expenditures.

 	In December 1995, the Company received net proceeds (after deducting underwriting commissions and discounts and applicable offering expenses) of $30.2 million relating to its initial public offering of 1,860,000 shares of Common Stock. The Company expects to use the net proceeds for general corporate purposes, including working capital and product development. A portion of the net proceeds may also be used for strategic alliances and the acquisition of businesses, products and technologies that are complementary to those of the Company.

 	As of June 30, 1996, the Company had cash and cash equivalents of $35.4 million and working capital of $29.9 million. The Company believes that existing cash balances and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements at least through the next twelve months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

 	The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to, statements concerning international revenues, anticipated operating expense levels and such expense levels relative to the Company's total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below, as well as the accuracy of the Company's internal estimates of revenue and operation expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

 	The Company's future operating results are subject to substantial risks and uncertainties. The Company currently derives most of its revenues from subscriptions to its Continuous Services. As a result, any decline in the Company's ability to secure subscription renewals may have a material adverse effect on the Company's results of operations. The Company's ability to secure subscription renewals, as well as to successfully market and sell its consulting services, is dependent upon the Company's ability to deliver consistent, high-quality and timely analysis and advice with respect to issues, developments and trends that clients view as important. The
Company's successful delivery of such analysis and advice is, in turn, dependent upon many factors, including, among other things: its ability to recruit and retain highly talented professionals in a competitive job market, to understand and anticipate rapidly changing technologies and market trends so as to keep its analysis focused on the changing needs of its clients, and to deliver products and services of sufficiently high quality and timeliness to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company. The
Company's ability to market and sell its products and services could also be adversely affected by the emergence of new competitors into one or more of the market segments addressed by the Company's products and services, which could cause pricing pressure and loss of market share. In addition, a significant portion of the Company's revenues are attributable to international clients, which may be adversely affected by factors including difficulties in developing and managing relationships with international sales representative organizations, reliance on sales entities which the Company does not control, greater difficulty in maintaining direct client contact, fluctuations in exchange rates, adverse political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles and adverse tax consequences. The Company's future financial results also depend in part on the development or acquisition of new products and services, which may not successfully be achieved due to the inherent costs and risks associated with development, assimilation and marketing of a new product or service, as well as the Company's limited experience in introducing new products and services.

 	Furthermore, the Company's quarterly operating results may fluctuate significantly due to various factors. Since a disproportionately large portion of the Company's Continuous Services contracts expire in the fourth quarter of each year, the Company incurs operating expenses in the fourth quarter at a higher level than would otherwise be required by its sequential growth, and such increased expenses are not normally offset immediately by higher revenues. In addition, the Company's operating results may fluctuate as a result of a variety of other factors, including the level and timing of renewals of subscriptions to Continuous Services, the timing and amount of business generated by the Company, the mix of domestic versus international business, the timing of the development, introduction and marketing of new products and services, the timing of the hiring of research analysts, changes in the spending patterns of the Company's target clients, changes in market demand for IT research and analysis and competitive conditions in the industry. Due to these factors, the Company believes period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. The potential fluctuations in the Company's operating results make it likely that, in some future quarter, the Company's operating results will be below the expectations of securities analysts and investors, which would have a material adverse effect on the price of the Company's Common Stock.

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings.

   	As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in November, 1995, a complaint was filed in the Bridgeport Judicial District of the Superior Court of Connecticut by a former consultant to the Company naming the Company and its Chief Executive Officer as defendants. There have been no material developments in this matter during the quarter ended June 30, 1996.

   	The Company is a party to certain other legal proceedings. However, the Company believes that none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations or financial condition.

  Item 4.	Submission of Matters to a Vote of Security-Holers.

   	On May 20, 1996, the Company held its Annual Meeting of Stockholders, at which the stockholders of the Company voted on the election of two Class I Directors to serve for a three-year term or until successors are elected and qualified. The number of votes cast for the re-election of each of the Class I Directors listed below was as follows:


Nominees                                   Number of Shares
- - --------                             For              Withold Authority
                                     ---              -----------------
Dale Kutnick                         3,045,646          39,106
Francis J. Saldutti                  2,512,621         572,221


Item 6.  Exhibits and Reports on Form 8-K.

        	(a)	Exhibits.

         Exhibit
         Number          Description
         ------          ----------------------------------------------
         11.1            Statement re-computation of per-share earnings
         27.1            Financial Data Schedule

        	(b)	Reports on Form 8-K.

             There were no reports on Form 8-K filed by the Company for the quarter ending June 30, 1996.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    META Group, Inc.



Date:   August 12, 1996            	By:/s/ Bernard F. Denoyer
                                        Bernard F. Denoyer
                                        Vice President, Finance, Chief
                                        Financial Officer, Secretary and
                                        Treasurer (Principal Financial
                                        and Accounting Officer)

                              EXHIBIT INDEX

                                                            Sequentially
Exhibit                                                       Numbered
Number                        Description                      Page
- - -------     ---------------------------------------------   -------------
11.1        Statement re computation of per-share earnings       16
27.1        Financial Data Schedule                              17

EXHIBIT 11.1

                               META Group, Inc.

                    EXHIBIT TO ANNUAL REPORT ON FORM 10-Q

                   Compution of Net Income Per Common Share

                       For the three months ended   For the six months ended
                                     June 30,                   June 30,
                                1996        1995          1996       1995
                            ------------------------    ----------------------
Net income                       $731,000    $393,000   $1,450,000   $668,000
                                  ========    ========  ==========   ========
Weighted average number
 of common and common
 equivalent shares outstanding:

Average number of common shares
 outstanding during the period  5,757,886  2,403,283     5,655,394  2,405,720

Add common share equivalents --
 options to purchase common
 shares	                        2,245,209  2,490,619     2,337,682  2,540,637
                                  --------   --------     ---------  ---------
  Total common shares
    outstanding                 8,003,095  4,893,902     7,993,076  4,946,357
                                =========  =========     =========  =========

Net income per common share           $.09      $.08         $.18      $.14
                                      ====      ====         ====      ====