Form 10-Q
period 1996-09-30
META GROUP INC
filed 1996-11-14
CIK 1000015

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                              FORM 10-Q


(x)	 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    	  OF THE SECURITIES EXCHANGE ACT OF 1934
	       	For the Quarterly period ended September 30, 1996

                                OR

()   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	      OF THE SECURITIES EXCHANGE ACT OF 1934.
		       For the Transition period from ______ to ______

                   Commission File Number 0-27280

                        META Group, Inc.
     (Exact name of registrant as specified in its charter)

              Delaware                               06-0971675
    -------------------------------        --------------------------------
    (State or other jurisdiction of	       (IRS Employer Identification No.)
     incorporation or organization)

             208 Harbor Drive, Stamford, Connecticut  06912-0061
             ---------------------------------------------------
       (Address of principal executive offices, including Zip Code)


                           (203) 973-6700
                           --------------
          (Registrant's telephone number, including area code)

                      ____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              	Yes	(x)		No	( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of October 31, 1996 was 6,254,296.

                    Total Number of Pages:    17
                    Exhibit Index is on Page  15

                         META Group, Inc.

                             INDEX
                                                                  Page
                                                                  ----
PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements
        Balance Sheets:
          September 30, 1996 (unaudited) and December 31, 1995       3

        Statements of Income (unaudited):
          Three months ended September 30, 1996 and 1995             4
          Nine months ended September 30, 1996 and 1995              4

        Statements of Cash Flows (unaudited):
          Nine months ended September 30, 1996 and 1995              5

        Notes to Financial Statements                                6

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          7


PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                          13

ITEM 6.  Exhibits and Reports on Form 8-K                           13

SIGNATURE                                                           14

PART I - FINANCIAL INFORMATION

 	     ITEM 1.  	FINANCIAL STATEMENTS

                            META Group, Inc.

                             BALANCE SHEETS
                             (in thousands)

                                            September 30,       December 31,
                                                 1996                1995
                                             (unaudited)
                                            -------------       ------------
Assets
Current assets:
Cash and cash equivalents                       $36,457        $35,525
Accounts receivable, net                         13,056         10,547
Deferred commission                                 839          1,150
Deferred tax asset                                  356            616
Other current asset                                 358            326
                                                -------	       -------
        Total current asset                      51,066         48,164

Furniture and equipment, net                      2,114          1,668

Deferred tax asset                                4,712          2,362

Other assets                                        942            162
                                                -------        -------
        Total assets                            $58,834        $52,356
                                                =======        =======

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                             $   565        $   845
   Accrued compensation and other expenses        2,289          3,086
   Deferred revenues                             17,202         16,557
                                                -------        -------
          Total current liabilities              20,056         20,488
                                                -------        -------
Stockholders' equity:
   Preferred stock                                   --             --
   Common stock                                      67             59
   Additional paid-in capital                    40,349         35,863
   Treasury stock, at cost                         (320)          (320)
   Accumulated deficit                           (1,318)        (3,734)
                                                 -------       -------
          Total stockholders' equity             38,778         31,868
                                                 ------         ------
          Total liabilities and stockholders'
           equity                                $58,834       $52,356
                                                 =======       =======


                              META Group, Inc.

                           STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                (unaudited)

                        For the three months ended   For the nine months ended
                                   September 30,           September 30,
                                  1996       1995          1996         1995
                                  ----       ----          ----         ----
Revenues:
  Continuous services              $ 9,861    $ 6,808       $26,705     $19,075
  Other                              1,550        696         4,481       1,991
                                   -------    -------       -------     -------
      Total revenues                11,411      7,504        31,186      21,066

Operating expenses:
  Cost of services and fulfillment   5,023      3,820        14,695      11,088
  Selling and marketing              3,629      2,202         9,438       6,434
  General and administrative         1,287        771         3,476       2,144
  Depreciation and amortization        284        171           760         471
                                   -------     ------        ------     -------

      Total operating expenses      10,223      6,964        28,369      20,137

Operating income                     1,188        540         2,817         929

Gain on sale of investment              --         --            --         250
Interest income, net                   498         23         1,416          52
                                   -------     ------       -------      -------

Income before income taxes           1,686        563         4,233       1,231

Provision (benefit) for income taxes   720        248         1,817      (1,923)
                                    ------     ------       -------      -------
Net income                         $   966    $   315       $ 2,416     $ 3,154
                                   =======    =======       =======     =======

Net income per share              $    .12    $   .06       $   .30     $   .60

Weighted average shares
   outstanding                       7,961      5,611        7,983        5,247
                                    ======     =======       =======      ======

                              META Group, Inc.

                         STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                                 For the nine months ended
                                                        September 30,
                                                     1996           1995
                                                     ----           ----

Operating activities:
Net income                                             $ 2,416        $3,154
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                            760           471
  Gain on sale of investment                                --          (250)
  Deferred income taxes                                  1,769        (1,923)
  Changes in assets and liabilities:
    Accounts receivable                                 (2,509)         (557)
    Deferred commissions                                   311           207
    Other current assets                                   (32)          (37)
    Other assets                                          (780)          (67)
    Accounts payable                                      (280)         (771)
    Accrued compensation and other expenses               (797)         (492)
    Deferred revenues                                      645         1,160
                                                        ------        ------
       Net cash provided by operating activities         1,503           895
                                                        ------        ------
Investing activities:
   Capital expenditures                                 (1,206)         (646)
   Proceeds from sale of investment                         --           265
                                                        ------        ------
       Net cash used in investing activities            (1,206)         (381)
                                                        ------        ------
Financing activities:
   Proceeds from issuance of preferred stock                --         2,079
   Payment of debt                                          --          (250)
   Proceeds from stock option exercises                    510           128
   Proceeds from employee stock purchase plan exercises    153            --
   Repurchase of common stock                               --          (142)
   Costs related to Initial Public Offering                (33)           --
   Capital contribution                                      5            --
                                                        ------        ------
       Net cash provided by financing activities           635         1,815
                                                        ------        ------
Net increase in cash and cash equivalents                  932         2,329
Cash and cash equivalents, beginning of period          35,525           301
                                                        ------        ------
Cash and cash equivalents, end of period               $36,457        $2,630
                                                       =======        ======


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


Note 2 - Public Offering of Common Stock and Recapitalization

 	In December 1995, the Company completed an initial public offering of 2,760,000 shares of common stock at $18 per share (the "Offering"). Prior to the Offering, there was no public market for the Company's common stock. The net proceeds of the Offering, after deducting applicable issuance costs and expenses, were $30,174,000.

 	In connection with the Offering, the Company (a) increased its authorized common stock from 1,800,000 shares to 45,000,000 shares,
(b) declared a 4-for-1 split of its common stock in the form of a stock dividend effective October 5, 1995, and (c) authorized 2,000,000 shares of new $.01 par value preferred stock.

Note 3 - Income Taxes

 	During the quarter and nine months ended September 30, 1996, the Company recorded a tax provision of $720,000 and $1.8 million respectively, reflecting an effective tax rate of 43%. During the quarter and nine months ended September 30, 1995, the Company recorded a tax provision of $248,000 and $542,000 respectively, reflecting an effective tax rate of 44%.
Effective January 1, 1995, the Company recognized a benefit of $2,465,000 from the reduction of a substantial portion of the previously established deferred tax asset valuation allowance, established against the utilization of future net operating loss carryforwards. Accordingly, this benefit is reflected in the tax provision for the nine months ended September 30, 1995.

 	The exercise of non-qualified stock options under the Company's stock options plans give rise to compensation which is includable in the taxable income of the recipients and deductible by the Company for federal and state income tax purposes. Utilization of such deductions increased paid-in capital $283,000 and $3.9 million during the quarter and nine months ended September 30, 1996 respectively. In accordance with Accounting Principles Board Opinion No. 25, compensation resulting from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options is not recognized as an expense for financial accounting purposes. As of September 30, 1996, 959,274 shares remained issuable upon the exercise of outstanding non-qualified stock options.

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

 	Continuous Services subscriptions, which are annually renewable contracts and generally payable by clients in advance, comprised approximately 86% of the Company's total revenues for the quarter ended September 30, 1996 as compared to 91% for the quarter ended September 30, 1995. Billings attributable to the Company's Continuous Services are initially recorded as deferred revenues and then recognized pro rata over the contract term. The Company's other revenues are derived from project consulting, benchmarking, conferences, speaker engagement fees and publications. The Company's consulting clients typically consist of Continuous Services clients seeking additional advice tailored to their individual IT requirements.

 	One measure of the volume of the Company's business is its annualized "Contract Value", which the Company calculates as the aggregate annualized subscription revenue recognized from all Continuous Services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. While Contract Value is not necessarily indicative of future revenues, Contract Value has grown every quarter since the Company's inception and increased 45% to $39.4 million at September 30, 1996 from $27.2 million at September 30, 1995. At September 30, 1996, the Company had over 2,650 Continuous Services subscribers in 1,060 client organizations worldwide.

 	The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses and depreciation and amortization. Cost of services and fulfillment represents the costs associated with production and delivery of the Company's products and services and includes the costs of research, development and preparation of periodic reports, analyst telephone consultations, executive briefings and conferences, publications, consulting services, new product development and all associated editorial and support services. Selling and marketing expenses include the costs of salaries, commissions and related benefits for such personnel, travel and promotion. General and administrative expenses include the costs of the finance and accounting departments, human resources, corporate IT and other administrative functions of the Company.


THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

TOTAL REVENUES Total revenues increased 52% to $11.4 million in the quarter ended September 30, 1996 from $7.5 million in the quarter ended
September 30, 1995.  Revenues from Continuous Services increased 45% to
$9.9 million in the quarter ended September 30, 1996 from $6.8 million in the quarter ended September 30, 1995. The increases in total revenues and revenues from Continuous Services were primarily due to continued expansion of the Company's domestic sales force, the expansion of the consulting segment of the business and the growth in international Continuous Services. The Company increased Contract Value 45% to $39.4 million at September 30, 1996 from $27.2 million at September 30, 1995. The Company grew its subscriber base 33% to 2,650 Continuous Service subscribers at September 30, 1996, from 2,000 subscribers at September 30, 1995.

 	Other revenues, consisting principally of revenues from consulting, increased 123% to $1.6 million in the quarter ended September 30, 1996 from $696,000 in the quarter ended September 30, 1995, and increased as a percentage of total revenues to 14% from 9%. The increase in other revenues was primarily attributable to the expansion of META Group Consulting activities and the increase in paid attendance at the Company's major conferences.

 	Revenues attributable to international clients increased 78% in the quarter ended September 30, 1996 from the quarter ended September 30, 1995, and increased as a percentage of total revenues to 27% from 22%. The increase was equally due to the Company's growth in existing international markets and to the expansion in the total number of sales representative organizations. The Company currently has sales representation in 22 countries as of September 30, 1996 versus 17 as of September 30, 1995.
The Company expects that international revenues will increase as a percentage of total revenues.

COST OF SERVICES AND FULFILLMENT Cost of services and fulfillment increased 31% to $5.0 million in the quarter ended September 30, 1996 from $3.8 million in the quarter ended September 30, 1995 principally due to increased analyst staffing and related compensation expense. Cost of services and fulfillment decreased as a percentage of total revenues to 44% from 51%. This decrease primarily reflects improvement in the Company's analyst productivity within its core Continuous Services, as indicated by an increase in the average client/analyst ratio for these services to 49-to-1 during the quarter ended September 30, 1996 as compared to a ratio of 44-to-1 during the quarter ended September 30, 1995. The Company anticipates that the current client to analyst ratio will decrease slightly as several open analyst positions are filled during the fourth quarter.

SELLING AND MARKETING EXPENSES Selling and marketing expenses increased 65% to $3.6 million in the quarter ended September 30, 1996 from $2.2 million in the quarter ended September 30, 1995 and increased as a percentage of total revenues to 32% from 29%. The increase was due to increased sales-related expenses internationally and the growth of the Company's Marketing department. The Company anticipates continuing increases in the amount of selling and marketing expenses, but expects that such expenses as a percentage of total revenues will decrease slightly.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased 67% to $1.3 million in the quarter ended September 30, 1996 from $771,000 in the quarter ended September 30, 1995 and increased as a percentage of total revenues to 11% from 10%. The increase in expenses was principally due to increased finance and accounting staffing, insurance and professional fees relating to the Company's recent initial public offering, and costs associated with the accounting and administration for international sales representative organizations. The Company anticipates continuing increases over the prior year in the amount of general and administrative expenses due in part to expenses related to being a public company, plus continued expansion of international operations, but expects such expenses to remain constant as a percentage of total revenues.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased 66% to $284,000 in the quarter ended September 30, 1996, from $171,000 in the quarter ended September 30, 1995. The increase in depreciation and amortization expense was principally due to purchases of computer and office equipment required to support business growth, including an upgrade this quarter of the telephone system in the Company's Stamford, CT and Reston, VA offices.

INTEREST INCOME Interest income, net increased to $498,000 in the quarter ended September 30, 1996 from $23,000 in the quarter ended September 30, 1995 due to an increase in the Company's cash balances resulting from the sale of securities in connection with the Company's initial public offering and a positive cash flow from operations during the year ended December 31, 1995.

PROVISION FOR INCOME TAXES During the quarter ended September 30, 1996, the Company recorded a tax provision of $720,000, reflecting an effective tax rate of 43%. During the quarter ended September 30, 1995, the Company recorded a tax provision of $248,000, reflecting an effective tax rate of 44%.

EARNINGS PER SHARE EPS increased to $.12 per common share for the third quarter of 1996 as compared to $.06 per common share the third quarter of 1995. The Company's weighted average shares outstanding increased 42% to 7,961,000 shares in the third quarter of 1996 from 5,611,000 shares in the third quarter of 1995 as a result of the Company's initial public offering in December 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

TOTAL REVENUES Total revenues increased 48% to $31.2 million in the nine months ended September 30, 1996 from $21.1 million in the nine months ended September 30, 1995. Revenues from Continuous Services increased 40% to
$26.7 million in the nine months ended September 30, 1996 from $19.1 million in the nine months ended September 30, 1995. The increases in total revenues and revenues from Continuous Services were primarily due to continued expansion of the Company's domestic sales force, the expansion of the consulting segment of the business and the growth in international Continuous Services clients.

 	Other revenues, consisting principally of revenues from consulting, increased 125% to $4.5 million in the nine months ended September 30, 1996 from $2.0 million in the nine months ended September 30, 1995, and increased as a percentage of total revenues to 14% from 10%. The increase in other revenues was primarily attributable to the expansion of META Group Consulting activities and the increase in paid attendance at the Company's major conferences.

 	Revenues attributable to international clients increased 67% in the nine months ended September 30, 1996 from the nine months ended September 30, 1995, and increased as a percentage of total revenues to 26% from 22%.
The increase was equally due to the Company's growth in existing international markets and to the expansion in the total number of sales representative organizations. The Company currently has sales representation in 22 countries versus 17 countries as of September 30, 1995. The Company expects that international revenues will continue to increase as a percentage of its total revenues.

COST OF SERVICES AND FULFILLMENT Cost of services and fulfillment increased 33% to $14.7 million in the nine months ended September 30, 1996 from $11.1 million in the nine months ended September 30, 1995 principally due to increased analyst staffing and related compensation expense. Cost of services and fulfillment decreased as a percentage of total revenues to 47% from 53%. This decrease primarily reflects improvement in the Company's analyst productivity within its core Continuous Services, as indicated by an increase in the average client/analyst ratio for these services to 48-to-1 during the nine months ended September 30, 1996 as compared to a ratio of 43-to-1 during the nine months ended September 30, 1995. The Company anticipates that the current client to analyst ratio will decrease slightly as several open analyst positions are filled during future quarters.

SELLING AND MARKETING EXPENSES Selling and marketing expenses increased 47% to $9.4 million in the nine months ended September 30, 1996 from $6.4 million in the nine months ended September 30, 1995 but decreased as a percentage of total revenues to 30% from 31%. The increase in expenses was principally due to increased sales-related expenses associated with increased revenues both domestically and internationally. The Company anticipates continuing increases in the amount of selling and marketing expenses, but expects that such expenses will remain constant as a percentage of total revenues.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased 62% to $3.5 million in the nine months ended September 30, 1996 from $2.1 million in the nine months ended September 30, 1995 and increased as a percentage of total revenues to 11% from 10%. The increase in expenses was principally due to increased finance and accounting staffing, insurance and professional fees relating to the Company's recent initial public offering, and costs associated with the accounting and administration for international sales representative organizations. The Company anticipates continuing increases over the prior year in the amount of general and administrative expenses due in part to expenses related to being a public company, plus continued expansion of international operations, but expects such expenses to remain constant as a percentage of total revenues.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased 61% to $760,000 in the nine months ended September 30, 1996 from $471,000 in the nine months ended September 30, 1995. The increase in depreciation and amortization expense was principally due to purchases of computer and office equipment required to support business growth.

INTEREST INCOME Interest income, net increased to $1.4 million in the nine months ended September 30, 1996 from $52,000 in the nine months ended September 30, 1995 due to an increase in the Company's cash balances resulting from the sale of securities in connection with the Company's initial public offering, a positive cash flow from operations during the year ended December 31, 1995 and the nine months ended September 30, 1996, and the sale of Series B Convertible Preferred Stock during 1995.

PROVISION FOR INCOME TAXES During the nine months ended September 30, 1996, the Company recorded a tax provision of $1.8 million, reflecting an effective tax rate of 43%. During the nine months ended September 30,1995, the Company recorded a tax provision of $542,000, reflecting an effective tax rate of 44%, offset by a benefit of $2,465,000 relating to the reduction of a substantial portion of the previously established deferred tax asset valuation allowance, established against the utilization of future net operating loss carryforwards.

EARNINGS PER SHARE EPS increased to $.30 per common share for the third quarter of 1996 as compared to $.13 for the third quarter of 1995
(pre tax benefit), as a result of increased operating income. The Company's weighted average shares outstanding increased 52% to 7,983,000 shares in the nine months ended September 30, 1996 from 5,247,000 shares in the nine months ended September 30, 1995 as a result of the Company's initial public offering in December 1995.

LIQUIDITY AND CAPITAL RESOURCES

 	The Company generated $1.4 million of cash from operations during the quarter ended September 30, 1996 compared with $368,000 of cash used in operations in the quarter ended September 30, 1995.

 	The Company generated $1.5 million of cash from operations during the nine months ended September 30, 1996 compared with $895,000 of cash generated from operations in the nine months ended September 30, 1995.

  The Company regularly invests excess funds in short-term investments, such as repurchase agreements, short-term commercial paper and money market funds.

  The Company used $479,000 of cash in the quarter ended September 30, 1996 and $291,000 in the quarter ended September 30, 1995 for the purchase of furniture, equipment, computers and related software for use by the Company's employees.

 	The Company used $1.2 million of cash in the nine months ended September 30, 1996 and $646,000 in the nine months ended September 30, 1995 for the purchase of furniture, equipment, computers and related software for use by the Company's employees. The Company expects that additional purchases of equipment will be made as the Company's employee base grows.
As of September 30, 1996, the Company had no material commitments for capital expenditures.

 	In December 1995, the Company received net proceeds (after deducting underwriting commissions and discounts and applicable offering expenses) of $30.2 million relating to its initial public offering of 2,760,000 shares of Common Stock. The Company expects to use the net proceeds for general corporate purposes, including working capital and product development. A portion of the net proceeds may also be used for strategic alliances and the acquisition of businesses, products and technologies that are complementary to those of the Company.

 	As of September 30, 1996, the Company had cash and cash equivalents of $36.5 million and working capital of $31.0 million. The Company believes that existing cash balances and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements at least through the next twelve months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involve risks and uncertainties.
In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to, statements concerning international revenues, anticipated operating expense levels and such expense levels relative to the Company's total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

 	The Company's future operating results are subject to substantial risks and uncertainties. The Company currently derives most of its revenues from subscriptions to its Continuous Services. As a result, any decline in the Company's ability to secure subscription renewals may have a material adverse effect on the Company's results of operations. The Company's ability to secure subscription renewals, as well as to successfully market and sell its consulting services, is dependent upon the Company's ability to deliver consistent, high-quality and timely analysis and advice with respect to issues, developments and trends that clients view as important. The
Company's successful delivery of such analysis and advice is, in turn, dependent upon many factors, including, among other things: its ability to recruit and retain highly talented professionals in a competitive job market, to understand and anticipate rapidly changing technologies and market trends so as to keep its analysis focused on the changing needs of its clients, and to deliver products and services of sufficiently high quality and timeliness to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company. The
Company's ability to market and sell its products and services could also be adversely affected by the emergence of new competitors into one or more of the market segments addressed by the Company's products and services, which could cause pricing pressure and loss of market share. In addition, an increasingly significant portion of the Company's revenues are attributable to international clients, which may be adversely affected by factors including difficulties in developing and managing relationships with international sales representative organizations, reliance on sales entities which the Company does not control, greater difficulty in maintaining direct client contact, fluctuations in exchange rates, adverse political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles and adverse tax consequences. The Company's future financial results also depend in part on the development or acquisition of new products and services, which may not successfully be achieved due to the inherent costs and risks associated with acquisition, development, assimilation and marketing of a new product or service, as well as the Company's limited experience in introducing new products and services.

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

 	As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in November, 1995, a complaint was filed in the Bridgeport Judicial District of the Superior Court of Connecticut by a former consultant to the Company naming the Company and its Chief Executive Officer as defendants. There have been no material developments in this matter during the quarter ended September 30, 1996.

  The Company is a party to certain other legal proceedings. However, the Company believes that none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations or financial condition.


     ITEM 6.	Exhibits and Reports on Form 8-K.

	(a)	 Exhibits.
      --------

   Exhibit
   Number                   Description
   ------                   -----------
   11.1                     Statement re-Computation of Per Share Earnings
   27.1                     Financial Data Schedule


 (b)  Reports on Form 8-K


  There were no reports on Form 8-K filed by the Company for the quarter ending September 30, 1996.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           							META Group, Inc.




Date:   November 14, 1996	                   By:	/s/ Bernard F. Denoyer
                                             ---------------------------
                                                 Bernard F. Denoyer
                                                 Vice President, Finance,
                                                 Chief Financial Officer,
                                                 Secretary and Treasurer
                                                 (Principal Financial and
                                                   Accounting Officer)

                                 EXHIBIT INDEX


                                                              Sequentially
Exhibit                                                         Numbered
Number                           Description                     Page
-------     ----------------------------------------------    ------------

11.1        Statement re-Computation of Per Share Earnings        16
27.1        Financial Data Schedule                               17

-----------------

EXHIBIT 11.1


                                  META Group, Inc.
                       EXHIBIT TO ANNUAL REPORT ON FORM 10-Q

                        Computation of Per Share Earnings

                      For the three months ended    For the nine months ended
                           September 30,                September 30,
                              1996        1995          1996         1995
                              ----        ----         ----          ----
Net income................   $966,000     $315,000    $2,416,000   $3,154,000

Weighted average number of
 common and common equivalent
 shares outstanding:

  Average number of common
   shares outstanding
   during the period.......  6,205,945   3,319,189     5,837,806   2,922,550

  Add common share
  equivalents--options
  to purchase common shares. 1,754,907   2,292,031     2,145,523   2,324,196
                             ---------   ---------     ---------   ---------
     Total common
     shares outstanding...   7,960,852   5,611,220     7,983,329   5,246,746
                             =========   =========     =========   =========
Net income per common share.   $.12         $.06          $.30        $.60
                               ====         ====          ====        ====