Form 10-K
period 1996-12-31
META GROUP INC
filed 1997-04-08
CIK 1000015

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
            _____________________________________________

                            FORM 10-K
(Mark One)
(X)        Annual Report Pursuant to Section 13 or 15(d) of
           The Securities Exchange Act of 1934. [Fee Required]
              For the Fiscal Year Ended:  December 31, 1996
                                or
( )        Transition Report Pursuant to Section 13 or 15(d) of
           The Securities Exchange Act of 1934.	[No Fee Required]
              For the transition period from   to
                  Commission File Number:  0-27280
              _____________________________________________

                           META Group, Inc.
         (Exact name of registrant as specified in its charter)

                 Delaware                             06-0971675
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)            Identification No.)

  208 Harbor Drive, Stamford, Connecticut     	      06912-0061
  ---------------------------------------            ----------
  (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (203) 973-6700

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value
                     ----------------------------
                           (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No()

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 14, 1997 (based on the closing price as quoted by Nasdaq National Market as of such date) was $92,024,196.

As of March 14, 1997, 6,818,815 shares of the registrant's Common Stock were outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement relating to the Company's
Annual Meeting of Stockholders to be held on May 19, 1997 are incorporated by reference into Part III hereof.



                               PART I
ITEM 1. BUSINESS

General

   META Group, Inc. ("META Group" or the "Company") is an independent market assessment company providing research and analysis of developments, trends and organizational issues relating to the computer hardware, software, communications and related information technology ("IT") industries to IT users and vendors. IT user organizations utilize META Group's research, analysis and recommendations to develop and employ cost-effective strategies for selecting and implementing timely IT solutions and for aligning these solutions with business priorities. IT vendors use META Group's services for help in product positioning, marketing and market planning, as well as for internal IT decision making.

   META Group offers clients annual subscriptions to 13 different research services ("Continuous Services"). These services are focused on specific areas of IT, IT issues related to a specific vertical market, or specific needs of those within the IT organization. Recommendations to clients are based on projections and analyses of important industry trends, experiences of other companies, events and announcements, key issues and business practices, as well as new technologies, products and services. The Company also offers consulting and benchmark services, as well as a variety of targeted publications.

   META Group targets as its clients substantial commercial and governmental users of IT, as well as IT vendors. As of December 31, 1996, the Company had over 2,800 subscribers in approximately 1,160 client organizations, including 32% of the Fortune 500 companies, 68% of the top 25 Fortune 500 companies and all of the top 10 Fortune 500 companies. Approximately
75% of META Group's clients renewed one or more subscriptions during each of 1996 and 1995.

   From time to time, information provided by the Company or statements made by its employees may contain "forward looking" information which involve risks and uncertainties. In particular, the statements set forth under the heading "The META Group Solution" below regarding the Company's objectives to expand the range of clients it serves, further penetrate its existing client base, extend its product line and broaden the scope of its services are "forward looking" statements. The Company's actual results may vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to difficulties in the timely adjustment and/or expansion of the Company's product offerings to encompass new technologies, difficulties in developing, acquiring and/or integrating new product offerings, changes in the mix between domestic and international business, changes in the rates of customer renewals, difficulties in gaining entry into new markets for the Company's products and services and limitations on financial and other resources required to engage in product development and sales and marketing activities.

   Specific comparative financial information may be found in the Management's Discussion and Analysis section and in the notes to the financial statements.

   META GroupTM, the META Group logo, META DeltasTM, META FaxTM and META FlashTM are trademarks of the Company. This Report also includes trademarks and trade names of companies other than META Group.

Industry Background

   Businesses and other organizations remain dependent on IT for competitive success, which has led to sustained growth in IT-related expenditures.
This market growth is being driven by many factors, including intensified domestic and global competition, the Internet and electronic commerce, large-scale migration from legacy mainframe systems to distributed architectures, the accelerating pace of technological change, shortened product life-cycles, outsourcing and widespread business process re-engineering and corporate downsizing.

   At the same time, the decision-making process involved in the planning, selection and implementation of IT solutions is growing more complex. Prior to the emergence of open systems and distributed computing, organizations faced easier technology choices. Traditionally, IT managers would simply purchase a vertically integrated solution (hardware, operating system, applications and services) from one of the large systems vendors. Today, IT decision-makers must evaluate a variety of new and rapidly evolving products from multiple vendors and consider the interoperability of these products with one another and with existing legacy systems.

   As IT has become more entwined with day-to-day business operations and strategic planning, a wider range of individuals are participating in the IT decision-making process. With the shift to distributed computing, IT decision making has spread to individual business units. Furthermore, as IT supports more business-critical functions, IT decision-makers at all levels are becoming key participants in the planning and implementation of business decisions and are often being called upon to be strategic drivers of business and technology innovation. As IT assumes a more business-critical role, senior executives of organizations are compelled to take a more active role in IT planning and decision making.

  As a result of these trends, there is an increasing need for a level of IT guidance that often cannot be effectively supported by the internal resources of a single organization. Organizations are more frequently turning to outside sources for help with strategic and tactical advice in planning, selecting and implementing IT; however, historically, available solutions have had significant limitations. Software and equipment vendors generally offer advice biased toward their own products or services, while understating interoperability issues. Many professional service firms and implementation companies provide technical advice, but they have incentives to promote solutions that require their services and often have purchasing and cooperative relationships with particular hardware and software vendors. Some independent market research firms provide vendor-neutral advice, but most target technology vendors rather than the user community. Those market research firms that do target users typically do not offer advice over a full range of technology offerings. As a result, there is a need for vendor-neutral, user-focused, broad-based IT market research, coupled with personalized advice within the specific context of an organization's business environment and IT requirements.

The META Group Solution

   The Company addresses the growing demand for user-focused guidance by providing vendor-neutral IT research, analysis and advice to substantial commercial and governmental users of IT. META Group services are also utilized by IT vendors for help in product positioning, marketing and market planning as well as for internal IT decision making. META Group Continuous Services assist clients in making more informed, timely and cost-effective decisions in the context of the clients' business and technology environments. Each Continuous Service is highly focused on enhancing the client's ability to reduce and/or contain the cost of IT, reduce risk, assess vendor business practices and strategies, evaluate products and technologies, negotiate with vendors, develop financial strategies and formulate IT architectures and strategic plans.

   META Group differentiates its services from those offered by other
IT research firms by delivering IT industry coverage through more comprehensive and integrated service segments, a higher level of personal service and a greater emphasis on client/analyst interaction. To provide this level of service, the Company maintains a client/analyst ratio no higher than 50-to-1 in each of its service segments.

   The Company's research is designed to alert clients to the sometimes subtle and unforeseen opportunities and risks inherent in complex IT business decisions. Although META Group research contains concrete conclusions and recommendations, a client seeking to understand the complex IT issues addressed in written research often requires further explanation and analysis in the context of the client's unique business environment and IT requirements. Accordingly, all META Group clients have direct access to the Company's analysts, who adapt the Company's published conclusions and recommendations to the client's specific IT environment. META Group analysts are available to clients through direct telephone consultations, customized on-site and regional executive briefings and in-depth quarterly and annual conferences, as well as teleconferences addressing significant current IT developments.

   META Group believes its proactive involvement in clients' specific IT problem solving situations enables it to provide actionable advice. META Group analysts have real-time access to a broad base of current user experience spanning vertical industries and related technologies. This first-hand practical knowledge is disseminated throughout the Company at weekly meetings of META Group's entire research staff. As a result of this interaction and broad knowledge base, META Group analysts deliver more informed conclusions and recommendations. META Group believes that its interactive approach provides significant value to senior management and IT decision-makers by enhancing their ability to make sound, practical and cost-effective decisions.

   META Group's objective is to leverage its reputation, comprehensive research model, knowledge base, customer relationships and domestic and international sales network to expand the range of clients it serves, further penetrate its existing client base, extend its product line and broaden the scope of its services.

Products and Services

   META Group's personalized, in-context approach to technology assessment is offered to clients through several categories of services and products. Designed to complement each other, these offerings provide flexible access to the industry's foremost market assessment and analytical expertise. META Group services and products cover the following categories:

                       CONTINUOUS SERVICES
                       CONSULTING AND BENCHMARKING SERVICES
                       PUBLICATIONS

   Continuous Services

   META Group believes its Continuous Services provide comprehensive coverage of virtually all relevant IT and business related issues faced by its clients. META Group applies a consistent approach to all Continuous Services by offering a high level of personal service with an emphasis on client/analyst interaction. All META Group clients have direct access to the Company's analysts as consultants to adapt the Company's published conclusions and recommendations to the client's specific IT requirements. Proactively contacting clients on a regular basis, META Group analysts apply their knowledge base of product information and user experience to respond to the unique IT situation of each client with customized, action-oriented advice and recommendations.

   The list prices for the Company's Continuous Services range from $20,000 to $25,000, and are subject to discounts based on a number of factors, including the number of Continuous Services subscribed to by a client. The Company's average selling price for a Continuous Service was $15,400 and $14,200 for the years ended December 31, 1996 and 1995, respectively.

   The following deliverables, which involve the direct participation of META Group research analysts, typically are provided to subscribers to META Group's Continuous Services as an integral part of such services:

       . Telephone Consultations afford each subscriber the unlimited opportunity to discuss specific issues with META Group analysts.

       . Half-day Briefings are held at META Group headquarters or at client sites and address client-specific issues.

       . Strategic Plan Reviews provide META Group analysis and evaluation of clients' strategic plans.

       . Regional Executive Briefings are conducted by each service. These half-day user roundtables focus on key issues and are held in major cities throughout the year.

       . META Trend Teleconferences are held quarterly by each service to provide an in-depth analysis of between two and four of that service's annual "META Trends" (that is, long-term projections of major industry issues and directions that META Group believes will impact users, vendors and the IT market).

       . Key Event Teleconferences enable clients to participate in discussions with META Group analysts and are generally held following key industry events, such as major announcements or trade shows.

       . META Group Conferences address a broad range of tactical and strategic issues relevant to each service. At least one conference per service is conducted annually. A conference covering industry-wide issues is also held annually.

       . Written Research  Each subscriber to a META Group Continuous
         Service receives the following written materials:

         . META Deltas consist of three to four analytical briefs, published monthly, that deliver analysis of major events, issues, vendor products and strategies, technology and other pertinent matters.

         . META Faxes are concise faxed summaries of META Group's weekly research meeting, at which industry events are reviewed and analyzed.

         . META Trends is an annual publication featuring three to five year projections of significant issues and developments that will affect IT users and vendors.

         . META Flash is a faxed bulletin containing analysis of key industry events or announcements which META Group deems to be of extraordinary importance.

   META Group research is available in print, as well as in the media below. A rolling three years of research can be viewed and sorted by service, topic or keyword.

   .   Internet or Intranet

   .   Lotus Notes

   .   CD-ROM

The following is a description of META Group's Continuous Services:

    Application Delivery Strategies (ADS) assists organizations in aligning IT resources with business initiatives through the use of advanced software technologies. Primary areas of focus include client/server application packages, enterprise and departmental application infrastructures, systems integrators, data warehousing, DSS/OLAP, development tools, and process improvement strategies. Practical examples include integrating customer management processes across the enterprise, revitalizing core business practices, integrating legacy applications with data warehousing and Internet topologies, and supporting market-driven applications within cost-effective IT frameworks.

    Advanced Information Management Strategies (AIMS) provides early identification of high-impact technologies that support business transformation strategies. It encompasses a wide range of both IT and business issues. Service offerings are focused on electronic commerce, objects (emphasizing business-process reuse and object oriented infrastructure), collaborative technologies, workflow products and "new" media, including documents, images and multimedia. Analysts also assist in creating cross-functional, customer-focused organizations; seeing organization through required business transformations; and assessing external resources such as management consultants, systems integrators and providers of change-management services.

    Enterprise Architecture Strategies (EAS) focuses on the needs of senior level IT professionals and the fundamentals of planning, designing and implementing an IT architecture that supports the company's growth strategy while allowing for a quick response to industry changes and advancements. By identifying the core issues that link business function to IT strategy, EAS helps clients to build an adaptive IT foundation that sustains a company's competitive advantage.

    Enterprise Data Center Strategies (EDCS) delivers guidance critical for integrating heterogeneous vendors, platforms and applications into a cohesive, cost-effective enterprise data center. Clients benefit from in-depth analysis and insight into the management, organization, operational and technical factors behind evolving enterprise architectures, logical data centers, high-volume transaction processing and database systems, hardware and software asset management. Particular areas of focus include migration and implementation strategies, parallel sysplex, Year 2000 compliance, vendor analysis and business practices, and negotiation strategies.

   Global Networking Strategies (GNS) addresses the management and technical issues raised by changes in corporate network architectures. Analysts provide insight into emerging trends in technology, regulation and network-based applications. Primary areas of concentration include corporate network architectures and services, bandwidth management, connectivity beyond the enterprise, integrated network and systems management, voice switching and processing, worldwide regulatory environments, wireless communications, and network security. Client benefits include enhanced strategic planning, improved network performance, better network outsourcing decisions and more effective vendor evaluation.

    META Executive Council (MEC) provides a forum for senior IT and business executives to discuss operational and organizational challenges and experiences on IT related topics. Membership-directed research topics are discussed at regional and national meetings and published in monthly research papers. Customized on-site briefings and one-day planning sessions are also provided to focus on client and industry issues.

    Open Computing & Server Strategies (OCSS) represents a valuable resource for organizations seeking to support business-critical applications with scaleable, high-performance open servers. Research provides interactive, ongoing assistance with the entire spectrum of issues associated with establishing and maintaining open system - architecture planning, rightsizing, data warehousing, relational database management systems, storage subsystems, and identification and evaluation of key vendor partners.

    Services & Systems Management Strategies (SSMS) delivers research and analysis focused on the management of shared computing infrastructures and applications. Primary areas of coverage include networked systems management, customer-support operations and outsourcing (including feasibility studies, vendor negotiation, implementation schedules and management of service providers). In all cases, analysts pay particular attention to the organizational, financial, and management implications of IT's increasing role as an internal vendor of services.

    Software Engineering Productivity Strategies (SEPS) is a metrics based approach to improving the effectiveness of software development and maintenance. Research focus is in the areas of software measurements and metrics, processes and improvement strategies, and management tools and techniques.

    Software Product Expertise (SPEX) delivers comprehensive software product evaluations to IT users and professionals. The Company developed SPEX in conjunction with CXP International S.A., a French IT research firm. SPEX clients receive 12 software product evaluation kits each year, each of which discusses either a technical (e.g., groupware) or functional (e.g., manufacturing) segment of the software industry.

    Workgroup Computing Strategies (WCS) provides research and analysis to assist organizations in deploying client/server and intranet-related technologies and applications. Areas of focus include network computing and Web-based applications, groupware and collaborative computing, mobile and telecommunting, and total cost of ownership. Additional coverage includes PC hardware and system software (client, network and server), Web development and management, and IT organizational issues. Emphasis is given to the impact of end-user and departmental requirements on systems developed and deployed by IT.

    Continuous Services for Vertical Industries:

  . Healthcare Information Technology Strategies (HITS) delivers targeted research and insight to help IT healthcare professionals successfully implement long-term IT strategies in a changing regulatory environment. Specific areas of research include: legacy system transition, decision support, communications services and other supporting technologies.

  . Utility Information Technology Strategies (UITS) focuses on the operating and business requirements unique to utility companies -- including safety concerns, cost control, system redundancy and regulatory reporting requirements, while recognizing the urgency with which utility companies need to develop new business models and practices to compete in newly deregulated environments.

    Consulting and Benchmarking Services

   In addition to its Continuous Services, META Group provides traditional IT consulting in selected areas, as well as custom consulting services tailored to meet individual client requirements, priced on a per-project basis. META Group also provides benchmarking and best practices analyses of technology operations environments.

   Consulting. As organizations continue to evaluate core competencies and look for cost savings through the selective use of outsourcing, IT organizations are increasingly being positioned as internal service entities satisfying line-of-business ("LOB") "clients." As a result, today's IT executive is under pressure to plan a flexible and cost-effective IT architecture addressing tomorrow's business environment, while remaining responsive to changing LOB requirements. META Group Consulting ("MGC") combines technological expertise and extensive research resources to assist companies in developing and implementing strategic IT architectures. MGC leverages META Group's research and client relationships to understand user issues and technology trends, drawing on the expertise of META Group analysts in all Continuous Services areas. Services include planning foundation analysis, business and technology requirements analysis, strategy development, outsourcing strategies, year 2000 compliance migration planning and procurement strategies.

   Benchmarking. META Metrix provides benchmarking and best practices analyses of technology operating environments by using comparative metrics to assess effectiveness of IT operations. Its services are provided through both individual consulting engagements and client-sponsored action groups to research IT management issues. Taking comprehensive measurements of a client's technology operations, META Metrix then compares them with those of other companies and provides detailed analyses to support these comparisons, explaining what differentiates one client's IT infrastructure data center, wide-area network, local-area network, client/server from that of others. META Metrix then delivers summary recommendations on how to improve the client's specific technology operating environment.

   Publications

   To address specific needs for detailed information, META Group offers a variety of topic-specific publications designed to serve both as complements to our core services and as stand-alone deliverables that meet specific assessment needs:

   .  Annual Salary Survey Report

   .  Software Tools Bulletins

   .  Computer Finance

   In February 1996, the Company entered into an exclusive distribution agreement with APT Data Group Plc ("APT"), a London based publisher of magazines, newsletters, and product review bulletins for users and suppliers of information technology. Under the agreement, the Company has the exclusive right to market and distribute four of APT's Software Tools Bulletins in the United States, Canada, and Latin America. These bulletins provide monthly product and category reviews in the areas of client/server development, data warehousing, distributed systems management, and object oriented development. In addition, the Company markets APT's Computer Finance, a monthly analysis of cost issues faced by large corporate IT users.

   The successful assimilation, marketing and sale of new products are subject to certain risks and uncertainties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results -- Risks Associated With New Product Development."

Research and Analysis

   The Company employs a consistent, disciplined research and analysis methodology across the Company's Continuous Services. Each Continuous Service has a Service Director who is responsible for implementing the Company's research and analysis methodology in that service. The development methodology consists of an iterative process of research, analysis, hypothesis and testing. Analysts conduct extensive primary research, working with the Company's client base, surveying vendors and contacting other sources. These activities are supplemented with searches of numerous trade, financial and other third-party source materials compiled in the Company's resource center as well as weekly meetings of the entire META Group research staff, at which findings are presented and scrutinized. From this research, analysts identify significant patterns and trends, develop assumptions, test hypotheses and arrive at concrete recommendations and conclusions to provide to clients. META Group analyst compensation is based in part on meeting monthly publishing deadlines, as well as proactive client contact.

   The knowledge and experience of the Company's analysts is critical to the quality of the Company's products and services. To ensure consistency of positions and analysis across service disciplines, all META Group research is reviewed by the Company's Research Director. While varying opinions and philosophical contention among services and research disciplines are encouraged, final positions and conclusions are consistent. This practice ensures that the analytical structure and recommendations presented in the Company's products better enable the various elements of client organizations to formulate integrated strategies based on coherent information and analysis.

Sales and Marketing

   META Group uses a direct sales force domestically and a network of local independent sales representative organizations internationally to market and sell its products and services. The Company's domestic sales force is comprised of 38 field sales personnel located throughout the United States, as well as nine telemarketers. The Company currently utilizes independent sales representative organizations covering the following locations: Canada, Europe, Far East, Middle East, South America and South Africa. Under the terms of the Company's international sales representative agreements, sales representative organizations are assigned exclusive territories and annual quotas. These international sales representative organizations also perform selected client service functions, and bill and collect revenues attributable to international clients. The Company realizes revenues from the international sales representative organizations at rates of 40% to 60% of amounts billed to those clients.

   As of December 31, 1996, the Company had over 2,800 subscribers in approximately 1,160 client organizations worldwide, and no single client accounted for more than 2% of the Company's revenues for the year ended December 31, 1996. The Company does not believe it is the exclusive provider of IT research and advisory services to its clients.

   In March 1995, META Group entered into an exclusive strategic alliance agreement with First Albany Corporation ("First Albany"), a financial services firm. The agreement provides for the distribution of the Company's written research and analysis, in its original form or as customized and expanded by First Albany, to First Albany's financial services customers, which include many institutional investors who are large IT users. The agreement restricts the Company from marketing its services to any broker dealer or sell-side firm offering services similar to those offered by First Albany. The Company is permitted to market and sell Continuous Services to First Albany buy-side customers. The initial term of this agreement is four years, annually renewable by First Albany thereafter, subject to attainment of specified minimum revenue targets. The Company recognized $425,000 and $275,000 in revenues from this arrangement in the years ended December 31, 1996 and 1995, respectively. George McNamee, a director of the Company, is also Chairman and Co-Chief Executive Officer of First Albany. See Note 12 of Notes to Financial Statements.

Client Support

   META Group is committed to providing a high level of client service as defined by response time, clarity of advice and quality of communication. META Group analysts respond to clients' inquiries and concerns as they arise, and analyst compensation is based in part on client inquiry response times. Analysts' regular contact with clients through telephone consultations, briefings and conferences also provides the Company with feedback which is used in the enhancement of its services. In addition, the META Group research library frequently performs supporting client-specific topical searches on particular IT issues. The Company maintains a key issues database that identifies areas of particular concern to clients and regularly uses customer satisfaction surveys to refine and enhance the quality of the services it provides.

   The Company sells Continuous Services pursuant to renewable one-year subscription agreements, which are generally paid in full at the start of the subscription period. During both 1996 and 1995, approximately 75% of the Company's client organizations renewed one or more subscriptions. However, there can be no assurance that the Company will be able to sustain its client retention rates at historical levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

   The Company experiences competition in the market for IT research and analysis products and services from other independent providers of similar services, as well as the internal planning and marketing staffs of the Company's current and prospective clients. The Company's principal direct competitor, Gartner Group, Inc. ("Gartner Group"), has a substantially longer operating history, is significantly larger and has considerably greater financial resources and market share than the Company. The Company also competes indirectly against other information providers, including electronic and print media companies and consulting firms. The Company's indirect competitors could choose to compete directly against the Company in the future. Many of the Company's direct and indirect competitors have substantially greater financial, information gathering and marketing resources than the Company. In addition, although the Company believes that it has established a significant market presence, there are few barriers to entry into the Company's market, and new competitors could readily seek to compete against the Company in one or more market segments addressed by the Company's Continuous Services. Increased competition could adversely affect the Company's operating results through pricing pressure and loss of market share. There can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors.

   The Company believes that the principal competitive factors in its industry are quality of research and analysis applied in context of client IT environments, timely delivery of relevant information, client support and responsiveness, the ability to offer products that meet changing market needs for information and analysis, and price. The Company believes it competes favorably with respect to each of these factors.

Employees

   As of December 31, 1996, the Company employed 245 persons, including 119 research analysis and fulfillment personnel (including 64 analysts), 64 sales and marketing personnel and 62 administrative and operational personnel. Of these employees, 135 are located at the Company's headquarters in Stamford, Connecticut, 100 are located at other domestic facilities and ten are located overseas. None of the Company's employees is represented by a collective bargaining arrangement, and the Company has experienced no work stoppages. The Company considers its relations with its employees to be good. All employees are granted stock options upon hiring.

   The Company's future success depends in large part on the ability to continue to motivate and retain highly qualified employees, including management personnel, and to attract and retain a significant number of additional qualified personnel, including research analysts, sales personnel and product development and operations staff. Competition for qualified personnel in the Company's industry is intense, and many of the companies with which META Group competes for qualified personnel, including Gartner Group, have substantially greater financial and other resources than the Company. Furthermore, competition for qualified personnel can be expected to become more intense as competition in the Company's industry increases. There can be no assurance that the Company will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully. The loss of any of the Company's senior management personnel, particularly Dale Kutnick, or any material failure to recruit, retain and motivate a sufficient number of qualified personnel would have a material adverse effect on the Company.

ITEM 2.   PROPERTIES

   The Company's headquarters are located in approximately 63,000 square feet of office space in Stamford, Connecticut. This facility accommodates research, marketing, sales, customer support and corporate administration. The lease on this facility expires in 2001. The Company also leases office space in nine other locations to support its research, sales and other administrative functions. The Company believes that its existing facilities are adequate for its current needs and that additional facilities are available for lease to meet future needs.

ITEM 3.   LEGAL PROCEEDINGS

   In November 1995, a complaint was filed in the Bridgeport Judicial District of the Superior Court of Connecticut by a former consultant to the Company naming the Company and its Chief Executive Officer as defendants. The complaint relates to a marketing agreement with the consultant providing for the marketing and distribution by the consultant, on behalf of the Company, of a CD-ROM product containing META Group research and analysis which is at least one year old. The complaint alleges that the agreement covers distribution of research and analysis through on-line services and asserts a breach of the agreement and related oral agreements by the Company, as well as related tort claims. The complaint seeks both injunctive relief and unspecified damages, which could be substantial.
The Company believes the claim to be without merit and intends to vigorously defend the suit, however there can be no assurance that these claims will not be upheld. As discovery is ongoing, the Company is still considering filing counterclaims.

  The Company is a party to certain other legal proceedings. However, the Company believes that none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1996.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

   The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "METG" since its initial public offering (the "Offering") at $18.00 per share on December 1, 1995. Prior to the Offering, there was no established public trading market for the Company's shares.

   On March 14, 1997, the closing price of the Company's Common Stock was $21.75, as reported by the Nasdaq National Market. On that date, there were approximately 90 holders of record of the Company's Common Stock and at least 1,000 beneficial holders, based on information obtained from the Company's transfer agent.

   The Company has never paid cash dividends on its Common Stock. Any future declaration and payment of dividends will be subject to the discretion of the Company's Board of Directors, will be subject to applicable law and will depend upon the Company's results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors.

   The following table reflects the range of high and low bid quotations, as reported on the Nasdaq National Market, for META Group Common Stock, by quarter since the Offering:


                                    High                 Low
                                    ----                 ---
1996:
-----
Fourth Quarter                     $34.50                $25.50
Third Quarter                      $28.25                $20.50
Second Quarter                     $32.75                $22.50
First Quarter                      $33.25                $22.00

1995:
-----
Fourth Quarter                     $33.25                $20.75


ITEM 6.  SELECTED FINANCIAL DATA

 	The selected financial data presented below are derived from the financial statements of the Company, and should be read in connection with those statements, which are included herein.

                                             Year Ended December 31,
                                     1992    1993     1994    1995     1996
                                    (In thousands, except per-share amounts)
Statement of Operations Data:
Revenues:
 Continuous services                 $6,595  $10,266  $16,160 $22,334  $30,769
	Other, principally consulting and
   conferences                          894      716    1,255   3,001    6,197
                                    ------------------------------------------
   Total revenues                     7,489   10,982   17,415  25,335   36,966
                                    ------------------------------------------
Operating expenses:
 Cost of services and fulfillment     4,875    7,488   11,073  14,515   18,908
 Selling and marketing                1,793    2,838    6,680   6,329    8,797
 General and administrative           1,245    1,612    1,949   2,180    3,728
 Depreciation and amortization          208      233      441     676    1,086
                                   -------------------------------------------
   Total operating expenses           8,121   12,171   20,143  23,700   32,519
                                   -----------------------------------------------

Operating income (loss)                (632)  (1,189)  (2,728)  1,635    4,447
                                   -------------------------------------------

Other income (expense):
 Gain on sale of investment                                       250
 Interest income                          3       18       16     217    1,909
 Interest expense                       (65)     (57)     (66)    (19)
                                   --------------------------------------------
   Total other income (expense)         (62)     (39)     (50)    448    1,909
                                   -------------------------------------------
Income (loss) before provision
  (benefit) for income tax             (694)  (1,228)  (2,778)  2,083    6,356

Provision (benefit) for income tax                             (1,547)   2,730
                                   -------------------------------------------
Net income (loss)                    $ (694) $(1,228) $(2,778) $3,630   $3,626
                                   ===========================================
Net income (loss) per common
  and common equivalent share        $ (.46) $  (.69) $ (1.31) $  .68   $  .45
                                   ============================================

Weighted average number of
 common and common
 equivalent shares outstanding        1,515    1,770    2,118   5,376    7,995
                                   ===========================================

                                                      December 31,
                                   --------------------------------------------
                                     1992     1993     1994     1995     1996
                                     ----     ----     ----     ----     ----
Balance Sheet Data:
Cash and cash equivalents        $   320   $   737  $   301  $35,525  $19,335
Marketable securities                                                  15,684
Working capital (deficit)         (3,559)   (4,518)  (7,102)  27,676   28,843
Total assets                       4,898     7,997   11,385   52,356   70,171
Deferred revenues                  6,322     9,901   13,484   16,557   22,885
Total debt                           857       784      250
Redeemable convertible preferred
 stock                                                1,500
Total stockholders' equity
 (deficiency)                     (3,142)   (4,503)  (7,226)  31,868  42,728


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   META Group is an independent market assessment company providing research and analysis of developments, trends and organizational issues relating to the computer hardware, software, communications and related information technology industries to IT users and vendors. IT user organizations utilize META Group's research, analysis and recommendations to develop and employ cost-effective strategies for selecting and implementing timely IT solutions and for aligning these solutions with business priorities. IT vendors use META Group's services for help in product positioning, marketing and market planning, as well as for internal IT decision making.

  Continuous Services subscriptions, which are annually renewable contracts and generally payable by clients in advance, comprised approximately 83% and 88% of the Company's total revenues for the years ended December 31, 1996 and 1995, respectively. Billings attributable to the Company's Continuous Services are initially recorded as deferred revenues and then recognized pro rata over the contract term. Approximately 75% of the Company's clients renewed one or more subscriptions during each of 1996 and 1995, however, this client retention rate is not necessarily indicative of the rate of retention of the Company's revenue base. The Company's other revenues are derived from project consulting, benchmarking, conferences, speaker engagement fees and publications. The Company's consulting clients typically consist of Continuous Services clients seeking additional advice tailored to their individual IT requirements.

  The Company has experienced revenue growth each year since its inception in 1989, and its total revenues increased at a compound annual growth rate of 49% per annum to $37.0 million in 1996 from $7.5 million in 1992. The Company attributes the increase in total revenues to the quality and timeliness of its research and analysis of IT industry developments, the introduction of additional Continuous Services products and the expansion of the Company's domestic and international markets, as well as a growing market demand for research and analysis as technologies and systems become increasingly complex. Notwithstanding the growth in total revenues, the Company incurred substantial operating losses from 1992 through 1994 due to the need to establish a base level of analyst capacity in each of its service segments and its desire to expand the number of services offered. While these investments in analyst capacity had a negative impact on the Company's operating results, the Company believed that they were necessary in order to meet market demand. The Company was profitable for the years ended December 31, 1996 and 1995.

  One measure of the volume of the Company's business is its annualized "Contract Value", which the Company calculates as the aggregate annualized subscription revenue recognized from all Continuous Services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. While Contract Value is not necessarily indicative of future revenues, Contract Value has grown every quarter since the Company's inception and increased 40% to $35.3 million at December 31, 1996 from $25.2 million at December 31, 1995. At December 31, 1996, the Company had over 2,800 Continuous Services subscribers in approximately 1,160 client organizations worldwide.

  Continuous Services revenues attributable to international clients are billed and collected by the Company's international sales representative organizations. The Company realizes revenues from the international sales representative organizations at rates of 40% to 60% of amounts billed to those clients.

  The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses and general and administrative expenses. Cost of services and fulfillment represents the costs associated with production and delivery of the Company's products and services and includes the costs of research, development and preparation of periodic reports, analyst telephone consultations, executive briefings and conferences, publications, consulting services, new product development and all associated editorial and support services. Selling and marketing expenses include the costs of salaries, commissions and related benefits for such personnel, travel and promotion. General and administrative expenses include the costs of the finance and accounting departments, legal, human resources, corporate IT and other administrative functions of the Company.

Results of Operations

  The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

                                           Year Ended December 31,
                                      -----------------------------
                                         1994        1995      1996
Revenues:
  Continuous services                     93%         88%        83%
  Other revenues, principally consulting
    and conferences                        7          12%        17
                                         ---------------------------
    Total revenues                       100         100        100
                                         ---------------------------
Operating expenses:
  Cost of services and fulfillment        64          57         51
  Selling and marketing                   38          25         24
  General and administrative              11           9         10
  Depreciation and amortization            3           3          3
                                         ---------------------------
    Total operating expenses             116          94         88
                                         ---------------------------
Operating income (loss)                  (16)          6         12
                                         ---------------------------
Other income (expense):
  Gain on sale of investment                           1
  Interest income                                      1          5
  Interest expense
                                        -----------------------------
    Total other income (expense)                       2          5
                                        ------------------------------
Income (loss) before provision
  (benefit) for  income tax              (16)          8         17
Provision (benefit) for  income tax                   (6)         7
                                        -----------------------------
Net income (loss)                        (16)%        14%        10%
                                        -----------------------------


Years Ended December 31, 1996 and December 31, 1995

   Total Revenues. Total revenues increased 46% to $37.0 million in the year ended December 31, 1996 from $25.3 million in the year ended December 31, 1995. Revenues from Continuous Services increased 38% to $30.8 million in the year ended December 31, 1996 from $22.3 million in the year ended December 31, 1995. The increases in total revenues and revenues from Continuous Services were primarily due to continued expansion of the Company's domestic sales force, increases in average selling prices, as well as growing worldwide market acceptance of the Company's products. The Company increased average selling prices 8.5% to $15,400 in 1996 from $14,200 in 1995 by continuing to broaden research coverage within its existing Continuous Services. The Company grew its subscriber client base 33% to 2,800 Continuous Service clients at December 31, 1996 from 2,100 clients at December 31, 1995.

  Other revenues, consisting principally of revenues from consulting and conferences, increased 106% to $6.2 million in the year ended December 31, 1996 from $3.0 million in the year ended December 31, 1995, and increased as a percentage of total revenues to 17% from 12%. The increase in other revenues was primarily attributable to the expansion of META Group Consulting activities and, to a lesser extent, the introduction of several new publications and the increase in paid attendance at the Company's major conferences.

  Net revenues attributable to international clients increased 100% in the year ended December 31, 1996 from the year ended December 31, 1995, and increased as a percentage of total Continuous Services revenues to 10% from 7%. The increase was primarily due to the Company's increased presence in existing international markets. The Company expects that international revenues will continue to account for a significant portion of its total revenues.

  Cost of Services and Fulfillment. Cost of services and fulfillment increased 30% to $18.9 million in the year ended December 31, 1996 from $14.5 million in the year ended December 31, 1995 principally due to increased analyst staffing and related compensation expense required to support the Company's growth both domestically and internationally and, to a lesser extent, due to the development and launch of three new Continuous Services, bringing the Company's product offerings to 13 at the end of 1996. Costs of services and fulfillment decreased as a percentage of total revenues to 51% from 57%. This decrease primarily reflects improvement in the Company's analyst productivity, as indicated by an increase in the Company's average client/analyst ratio to 48-to-1 in its seven core services during the year ended December 31, 1996 from 42-to-1 during the year ended December 31, 1995. This decreased percentage also reflects improved average selling prices discussed above.

  Selling and Marketing Expenses. Selling and marketing expenses increased 39% to $8.8 million in the year ended December 31, 1996 from $6.3 million in the year ended December 31, 1995 but decreased as a percentage of total revenues to 24% from 25%. The increase in expenses was principally due to increased sales-related compensation expense associated with increased revenues, the establishment of a direct marketing distribution channel, and higher market and promotion expenditures related to the launch of new services and publications. The Company anticipates continuing increases in the amount of selling and marketing expenses as it continues to grow by expanding the scope of its product offerings, and it expects that such expenses as a percentage of total revenues will remain constant.

  General and Administrative Expenses. General and administrative expenses increased 71% to $3.7 million in the year ended December 31, 1996 from $2.2 million in the year ended December 31, 1995 and increased as a percentage of total revenues to 10% from 9%. The increase in expenses was principally due to growth of corporate staffing and increases in insurance premiums, investor relations and professional fees, which grew as a result of the additional requirements related to the Company becoming publicly traded at the end of 1995. In addition, higher facilities costs were incurred in connection with the Company's expansion into larger offices in Reston, VA and Waltham, MA. The Company anticipates continuing increases in the amount of general and administrative expenses and expects such expenses to decrease slightly as a percentage of total revenues.

  Depreciation and Amortization. Depreciation and amortization expense increased 61% to $1.1 million in the year ended December 31, 1996 from $676,000 in the year ended December 31, 1995. The increase in depreciation and amortization expense was principally due to office furnishings and equipment purchases required to support business growth and the expansion to larger offices in Reston, VA and Waltham, MA during 1996.

  Gain on Sale of Investment. The Company recognized a $250,000 gain on the sale of an investment in the year ended December 31, 1995. This investment was in common stock of a former client that was received as consideration for consulting services provided in 1991.

  Interest Income. Interest income increased to $1.9 million in the year ended December 31, 1996 from $217,000 in the year ended December 31, 1995 due to an increase in the Company's balances of cash and marketable securities, resulting from the sale of securities in connection with the Company's initial public offering and from positive cash flows from operations.

  Provision for Income Taxes. The Company recorded a provision for income taxes of $2.7 million and $918,000, reflecting an effective tax rate of 43% and 44%, during the years ended December 31, 1996 and 1995, respectively. During the year ended December 31, 1995, the Company recorded a $2.5 million benefit associated with the reduction of a substantial portion of the Company's deferred tax asset valuation allowance. The Company's profitability during 1995 and expected future taxable income made the Company believe that it is more likely than not that its deferred tax assets would be realized.

Years Ended December 31, 1995 and December 31, 1994

  Total Revenues. Total revenues increased 45% to $25.3 million in the year ended December 31, 1995 from $17.4 million in the year ended December 31, 1994. Revenues from Continuous Services increased 38% to $22.3 million in the year ended December 31, 1995 from $16.2 million in the year ended December 31, 1994. The increases in total revenues and revenues from

Continuous Services were primarily due to continued expansion of the Company's domestic sales force, increases in average selling prices, as well as growing worldwide market acceptance of the Company's products. The Company increased average selling prices 13% to $14,200 in 1995 from $12,600 in 1994 by continuing to broaden research coverage within its existing Continuous Services. The Company grew its subscriber client base 27% to 2,100 Continuous Service clients at December 31, 1995 from 1,650 clients at December 31, 1994.

  Other revenues, consisting principally of revenues from consulting and conferences, increased 139% to $3.0 million in the year ended December 31, 1995 from $1.3 million in the year ended December 31, 1994, and increased as a percentage of total revenues to 12% from 7%. The increase in other revenues was primarily attributable to the expansion of META Group Consulting activities and, to a lesser extent, the introduction of the META Metrix benchmarking service and the increase in paid attendance at the Company's major conferences.

  Net revenues attributable to international clients increased 51% in the year ended December 31, 1995 from the year ended December 31, 1994, and increased as a percentage of total Continuous Service revenues to 7% from 4%. The increase was primarily due to the Company's increased presence in existing international markets and, to a lesser extent, the expansion in the total number of sales representative organizations.

  Cost of Services and Fulfillment. Cost of services and fulfillment increased 31% to $14.5 million in the year ended December 31, 1995 from $11.1 million in the year ended December 31, 1994 principally due to increased analyst staffing and related compensation expense and, to a lesser extent, due to the development and launch of two new Continuous Services increasing the Company's product offerings to ten at the end of 1995. Costs of services and fulfillment decreased as a percentage of total revenues to 57% from 64%. This decrease primarily reflects improvement in the Company's analyst productivity, as indicated by an increase in the Company's average client/analyst ratio to 42-to-1 during the year ended December 31, 1995 from 40-to-1 during the year ended December 31, 1994. This decreased percentage also reflects improved average selling prices discussed above.

  Selling and Marketing Expenses. Selling and marketing expenses decreased
5% to $6.3 million in the year ended December 31, 1995 from $6.7 million in the year ended December 31, 1994 and decreased as a percentage of total revenues to 25% from 38%. The decrease in expenses was due to a non-recurring charge of $1.5 million in 1994 attributable to the realignment of the Company's international sales representative organizations, offset by increased sales-related compensation expense associated with increased revenues. Excluding this charge, sales and marketing expenses as a percentage of total revenues would have been 32% in 1994.

  General and Administrative Expenses. General and administrative expenses increased 12% to $2.2 million in the year ended December 31, 1995 from $1.9 million in the year ended December 31, 1994 but decreased as a percentage of total revenues to 9% from 11%. The increase in expenses was principally due to increased finance, accounting and corporate IT staffing and higher facilities cost associated with the Company's Stamford, Connecticut headquarters occupied in the fourth quarter of 1994.

  Depreciation and Amortization. Depreciation and amortization expense increased 53% to $676,000 in the year ended December 31, 1995 from $441,000 in the year ended December 31, 1994. The increase in depreciation and amortization expense was principally due to office furnishings and equipment purchases required to support business growth and the relocation to the Company's new Stamford, Connecticut headquarters in the fourth quarter of 1994.

  Gain on Sale of Investment. The Company recognized a $250,000 gain on the sale of an investment in the year ended December 31, 1995. This investment was in common stock of a former client that was received as consideration for consulting services provided in 1991.

  Interest Income/Expense. Interest income increased to $217,000 in the year ended December 31, 1995 from $16,000 in the year ended December 31, 1994 due to an increase in the Company's cash balances resulting from the sale of securities in connection with the Company's initial public offering and the sale of Series B Convertible Preferred Stock as well as positive cash flows from operations. Interest expense decreased to $19,000 in the year ended December 31, 1995 from $66,000 in the year ended December 31, 1994 due to the repayment of the Company's indebtedness in February 1995.

  Provision for Income Taxes. During the year ended December 31, 1995, the Company recorded a $2.5 million benefit associated with the reduction of a substantial portion of the Company's deferred tax asset valuation allowance. The Company's profitability during 1995 and expected future taxable income made the Company believe that it is more likely than not that its deferred tax assets would be realized, whereas these assets were fully reserved in 1994. Partially offsetting this benefit in 1995 was an income tax provision of $918,000. During 1994, the tax benefits provided on operating losses were fully reserved.

  Liquidity and Capital Resources

  The Company has funded its operations to date primarily through its initial public offering, cash generated from operations, the private sale of $3.6 million of Preferred Stock and proceeds from the exercise of Common Stock options. In December 1995, the Company received net proceeds (after deducting underwriting commissions and discounts and applicable offering expenses) of $30.2 million relating to its initial public offering of 1,860,000 shares of Common Stock. The Company expects to use the net proceeds for general corporate purposes, including working capital and product development. A portion of the net proceeds may also continue to be used for strategic alliances and the acquisition of businesses, products and technologies that are complementary to those of the Company. The Company generated $6.1 million and $3.7 million of cash from operations during the years ended December 31, 1996 and 1995 respectively. The Company used $373,000 of cash to fund operations during the year ended December 31, 1994.

  The Company used $1.7 million, $1.1 million and $1.1 million of cash in the years ended December 31, 1996, 1995 and 1994, respectively for the purchase of furniture, equipment, computers and related software for use by the Company's employees. The Company expects that additional purchases of equipment will be made as the Company's employee base grows. As of December 31, 1996, the Company had no material commitments for capital expenditures. In addition, in the year ended December 31, 1995 the Company generated $265,000 from the sale of an investment.

  During the year ended December 31, 1996, the Company made equity investments and advances to several companies in parallel or synergistic industries. The balance of the Company's investments and advances at December 31, 1996 was $4.9 million and $960,000, respectively.

  In December 1996, the Company made an equity investment of $1.7 million in APT Data Group Plc. ("APT"), an independent publisher of magazines, newsletters and product review bulletins for users and suppliers of IT. Under an exclusive distribution agreement made earlier in 1996, the Company markets five of APT's publications in the United States, Canada and Latin America.

  In December 1996, the Company also made an equity investment of $2.5 million in Spikes Cavell & Co. Spikes Cavell tracks the United Kingdom and European IT and telecommunications markets, supplying market intelligence to technology vendors. The Company believes that its access to this research will allow for broader market perspective in these areas.

  In November 1996, the Company aquired all of the assets of DeBoever Architectures, Inc., which provides IT architecture planning and implementation advisory services. The existing practice was merged into the Company's portfolio of Continous Services.

  The Company regularly invests excess funds in high quality short-term investments, such as repurchase agreements, short-term commercial paper and money market funds. As these investments generally have terms of less than three months, they are included under the caption "Cash and cash equivalents" in the balance sheet.

  In addition, the Company invests in other short-term (less than one year maturity), high quality marketable debt securities. Generally, these securities are purchased in denominations of $5 million and held to maturity. No losses have been experienced on such investments.

  As of December 31, 1996, the Company had cash and cash equivalents of $19.3 million, marketable securities valued at $15.7 million, and working capital of $28.8 million. The Company has periodically utilized short-term revolving bank lines of credit to fund cash requirements, however, not since the initial public offering in 1995. The Company currently has an unused $1.0 million bank line of credit. The Company believes that the net proceeds from the sale of the Common Stock by the Company in the initial public offering, together with existing cash balances and anticipated cash flows from operations, will be sufficient to meet its working capital and capital expenditure requirements at least through 1997.

Certain Factors That May Affect Future Results

  The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-K which are not historical facts (including, but not limited to statements concerning international revenues, anticipated operating expense levels and such expense levels relative to the Company's total revenues) constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed within this Form 10-K, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels.

  The following discussion of the Company's risk factors should be read in conjunction with the financial statements and related notes thereto. The following factors, among others, could cause actual results to differ materially from those contained in forward looking statements contained or incorporated by reference in this report and presented by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial conditions.

Dependence on Renewals of Subscription-Based Services

  Approximately 83% and 88% of the Company's total revenues in 1996 and 1995, respectively, were derived from subscriptions to the Company's Continuous Services. 75% of the Company's Continuous Service clients renewed one or more subscriptions in 1996 and 1995. There can be no assurance that the Company will be able to sustain such subscription renewal rates. The Company's ability to secure subscription renewals is dependent upon, among other things, its ability to deliver, through its Continuous Services, consistent, high-quality and timely analysis and advice with respect to issues, developments and trends that clients view as important. In order to deliver valuable analysis and advice on a sustained basis, the Company must, among other things, recruit and retain a large and growing number of highly talented professionals in a very competitive job market, understand and anticipate market trends so as to keep its analysis focused on the changing needs of its clients, and deliver products and services of sufficiently high quality and timeliness to withstand competition. There can be no assurance that the Company will be able to sustain the necessary level of performance to maintain its subscription renewal rates at their historical levels. Any material decline in subscription renewal rates from their historical levels would have a material adverse effect on the Company's operating results.

Potential Fluctuations in Operating Results

  The Company's operating results have fluctuated in the past and may fluctuate significantly in the future due to various factors. Since a disproportionately large portion of the Company's Continuous Services contracts expire in the fourth quarter of each year, the Company incurs operating expenses in the fourth quarter at a higher level than would otherwise be required by its sequential growth, and such increased expenses are not normally offset immediately by higher revenues. In addition, the Company's operating results may fluctuate as a result of a variety of other factors, including the level and timing of renewals of subscriptions to Continuous Services, the timing and amount of new business generated by the Company, the mix of domestic versus international business, the timing of the development, introduction and marketing of new products and services, the timing of the hiring of research analysts, changes in the spending patterns of the Company's target clients, the Company's accounts receivable collection experience, changes in market demand for IT research and analysis and competitive conditions in the industry. Due to these factors, the Company believes period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. The potential fluctuations in the Company's operating results make it likely that, in some future quarter, the Company's operating results will be below the expectations of securities analysts and investors, which would have a material adverse effect on the price of the Company's Common Stock.

Risks Associated with International Operations

  Net revenues attributable to international clients represented approximately 10% and 7% of the Company's total Continuous Services revenues for the years ended December 31, 1996 and 1995, respectively. The Company's products are sold internationally through a network of 23 independent sales representative organizations. Conducting international sales through independent sales representative organizations entails a significantly greater risk than domestic sales through a direct employee sales force for a number of reasons, including a greater accounts receivable collection risk because payment for services is made by the Company's international sales representative organizations, rather than the client. As such, outstanding collections are at risk if an international distributor is experiencing financial hardship. In addition, the Company's international operations are subject to numerous inherent challenges and risks, including developing and managing relationships with international sales representative organizations, reliance by the Company on sales entities which it does not control, greater difficulty in maintaining direct client contact, fluctuations in exchange rates, political and economic conditions in various jurisdictions, tariffs and other trade barriers, longer accounts receivable collection cycles and potentially adverse tax consequences.

  The Company expects that international operations will continue to account for a significant portion of its revenues and intends to continue to expand its international operations. Expansion into new geographic territories can be expected to require considerable management and financial resources and may negatively impact the Company's near-term results of operations.

  There can be no assurance that factors such as those discussed above will not have a material adverse effect on the Company.

Risks of Failing to Anticipate Changing Market Needs

  The Company's success will depend in part upon its ability to anticipate rapidly changing technologies and market trends and to adapt its Continuous Services to meet the changing information and analysis needs of IT users.
The IT industry which META Group seeks to analyze is characterized by frequent and often dramatic changes, including the introduction of new products and obsolescence of others, shifting strategies and market positions of major industry participants, paradigm shifts with respect to system architectures and other fundamental issues and changing objectives and expectations of IT users and vendors. This environment of rapid and continuous change presents significant challenges to the Company's ability to provide its clients with current and timely analysis and advice on issues of importance to them. Meeting these challenges requires the commitment of substantial resources, and any failure to continue to provide, through the Company's Continuous Services, insightful and timely analysis of developments and assessment of technologies and trends in a manner that meets changing market needs could materially and adversely affect the Company's future operating results.

Dependence on Ability to Attract and Retain Qualified Personnel

  In order to execute its strategy successfully, the Company will be required to attract and retain a significant number of additional qualified personnel, including research analysts, sales personnel and product development and operations staff. Competition for qualified personnel in the Company's industry is intense, and many of the companies with which META Group competes for qualified personnel, including Gartner Group, have substantially greater financial and other resources than the Company. Furthermore, competition for qualified personnel can be expected to become more intense as competition in the Company's industry increases. There can be no assurance that the Company will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully. Any material failure to recruit, retain and motivate a sufficient number of qualified personnel would have a material adverse effect on the Company.

Competition

  The Company competes in the market for information products and services directly with other independent providers of similar services and indirectly with the internal planning and marketing staffs of current and prospective client organizations. The Company's principal direct competitor, Gartner Group, has a substantially longer operating history, is significantly larger and has considerably greater financial resources and market share than the Company. The Company also competes indirectly with other information providers, including electronic and print media companies and consulting firms. The Company's indirect competitors, many of which have substantially greater financial, information gathering and marketing resources than the Company, could choose to compete directly against the Company in the future. In addition, there are few barriers to entry into the Company's market, and new competitors could readily seek to compete against the Company in one or more market segments addressed by the Company's Continuous Services. Increased competition could adversely affect the Company's operating results through pricing pressure and loss of market share. There can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors.

Risks Associated With New Product Development

  The Company's future success will depend in part on its ability to develop or acquire new products and services that address specific industry and business organization sectors, changes in client requirements and technological changes in the IT industry. The process of internally researching, developing, launching and gaining client acceptance of a new product or service, or assimilating and marketing an acquired product or service, is inherently risky and costly. The Company has had limited experience introducing new products and services and there can be no assurance that its efforts to introduce new, or assimilate acquired, products or services, will be successful. During 1996, the Company invested $4.9 million in acquiring minority interests in several companies whose products, services and/or distribution channels may be synergistic. The Company has had limited experience in managing investments of this type and there can be no assurance a return will be realized.

Dependence on Key Personnel

  The Company's future success depends in large part on the continued service of its key management, research, sales, product development and operations personnel and on its ability to continue to motivate and retain highly qualified employees. In particular, the loss of Dale Kutnick, President, Chief Executive Officer and Research Director, or any of the Company's other senior management personnel could have a material adverse effect on the Company.

Risk of Product Pricing Limiting Potential Market

  The Company's pricing strategy may limit the potential market for the Company's Continuous Services to substantial commercial and governmental users of IT, as well as IT vendors. As a result, the Company may be required to reduce prices for its Continuous Services or to introduce new products with lower prices in order to expand its market share. These actions could have a material adverse effect on the Company's business and results of operations.

Management of Growth

  Since inception, the Company has experienced substantial changes in its operations, as a result of the expansion and growth of the Company's business, which have placed significant demands on the Company's management, administrative, operational and financial resources. The Company's ability to manage growth, should it continue to occur, will require the Company to continue to implement and improve its operational, financial and management information systems and to motivate and effectively manage an evolving workforce. If the Company's management is unable to effectively manage a changing and growing business, the quality of the Company's products, its ability to retain key personnel and its results of operations could be materially adversely affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements listed in the following Index to Financial Statements are filed as a part of this Annual Report on 10-K under
Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K.


                          INDEX TO FINANCIAL STATEMENTS
                               META GROUP, INC.
                                                                  Page

Independent Auditors' Report                                      F-1

Balance Sheets at December 31, 1996 and 1995                      F-2

Statements of Operations for the years ended
   December 31, 1996, 1995 and 1994                               F-3

Statements of Changes in Stockholders'
   Equity for the years ended December 31, 1996,
   1995 and 1994                                                  F-4

Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994                               F-5

Notes to Financial Statements                                     F-6


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item may be found under the sections captioned "Election of Directors," "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement (the "1997 Proxy Statement") for the Company's Annual Meeting of Stockholders to be held on May 19, 1997, and is incorporated herein by reference. The 1997 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's year ended December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item may be found under the section captioned "Compensation And Other Information Concerning Directors And Officers" in the 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item may be found under the section captioned "Management And Principal Holders Of Voting Securities" in the 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" in the 1997 Proxy Statement, and is incorporated herein by reference.

                                PART IV

ITEM 14.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)(1)  Financial Statements.

     The following financial statements are included in Item 8 of this report:

                                                                     Page

Independent Auditors' Report                                          F-1

Balance Sheets at December 31, 1996 and 1995                          F-2

Statements of Operations for the years ended
   December 31, 1996, 1995 and 1994                                   F-3

Statements of Changes in Stockholders' Equity
   for the years ended December 31, 1996, 1995 and 1994               F-4

Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994                                   F-5

Notes to Financial Statements                                         F-6

      (a)(2) Financial Statement Schedule.

      The following financial statement schedule for the Company is filed as part of this report:

Schedule II - Valuation and Qualifying Accounts                       S-1

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto.

      (a)(3)	List of Exhibits.

      The following exhibits are filed as part of, and incorporated by reference into this Annual Report on Form 10-K:

Exhibit
Number       Description
-------      -----------
3.1(1)      Amended and Restated Certificate of Incorporation of the Company
3.2(1)      Amended and Restated By-Laws of the Company
4.1(1)      Specimen certificate representing the Common Stock
10.1(1)*    1995 Stock Plan
10.2(2)*    Form of Incentive Stock Option Agreement under the 1995 Stock Plan
10.3(2)*    Form of Non-Qualified Stock Option Agreement under the 1995 Stock
            Plan
10.4(1)*    1995 Employee Stock Purchase Plan
10.5(3)*    1995 Employee Stock Purchase Plan Enrollment Authorization Form
10.6(1)*    1995 Non-Employee Director Stock Option Plan
10.7(2)*    Form of Non-Qualified Stock Option Agreement under the 1995 Non-
            Employee Director Stock Option Plan of the Registrant
10.8(1)(4)* Agreement between First Albany Corporation and the Company dated
            March 30, 1995
10.9(1)*    Restated and Amended 1989 Stock Option Plan, as amended
10.10(1)*   Form of Incentive Stock Option Agreement under 1989 Stock Option
            Incentive Plan
10.11(1)*   Form of Certificate and Agreement under Restated and Amended 1989
            Stock Option Plan
10.12(1)*   1993 Stock Option and Incentive Plan, as amended
10.13(1)*   Form of Certificate and Agreement under 1993 Stock Option and
            Incentive Plan
10.14(1)*   Form of Warrant under the Restated and Amended 1989 Stock Option
            Plan and 1993 Stock Option and Incentive Plan
10.15(1)    Form of International Sales Representative Agreement
10.16(1)    Office Lease between International Business Machines Corporation and the Company dated August 1, 1994
11.1**      Statement re computation of per share earnings
23.1**      Consent of Deloitte & Touche LLP
24.1**      Power of Attorney (see page 31)
27.1**      Financial Data Schedule
------
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-97848).
(2) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 333-1854).
(3) Incorporated herein by reference to the exhibits to the Company's Registration Statement on form S-8 (File No. 33-80539).
(4)  Confidential treatment obtained as to certain portions.
 * Indicates a management contract or any compensatory plan, contract or arrangement.
**   Filed herewith.

      (b) Reports On Form 8-K

      There were no reports on Form 8-K filed by the Company for the quarter ended December 31, 1996.

      (c)	Exhibits.

      The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        META Group, Inc.



Date: March 28, 1997                    By:/s/ Dale Kutnick
                                        ----------------------
                                        Dale Kutnick
                                        President and Chief Executive Officer



                     POWER OF ATTORNEY AND SIGNATURES

  We, the undersigned officers and directors of META Group, Inc., hereby severally constitute and appoint Dale Kutnick and Bernard F. Denoyer, and each of them singly, our true and lawful attorneys, with the power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable META Group, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 28th day of March, 1997.


       Signature                                  Title(s)
       ---------                                  --------

/s/ Dale Kutnick                   President, Chief Executive Officer
------------------------------     (Principal Executive Officer) and Director
Dale Kutnick


/s/ Bernard F. Denoyer             Vice President, Finance, Chief Financial
------------------------------     Officer and Treasurer (Principal Financial
Bernard F. Denoyer                 Officer and Principal Accounting Officer)


/s/ Marc Butlein                   Director
------------------------------
Marc Butlein


/s/ Francis J. Saldutti	           Director
------------------------------
Francis J. Saldutti


/s/ Harry S. Gruner                Director
------------------------------
Harry S. Gruner


/s/ Michael Simmons                Director
------------------------------
Michael Simmons

/s/ George C. McNamee              Director
------------------------------
George C. McNamee

                        INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
META Group, Inc.
Stamford, Connecticut


   We have audited the accompanying balance sheets of META Group, Inc. as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such financial statements present fairly, in all material respects, the financial position of META Group, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 7, 1997

                              META GROUP, INC.
                               BALANCE SHEETS
                       (In thousands, except share data)

                                                         December 31,
                                                      ----------------
                                                        1996         1995
                                                        -----        -----
                              ASSETS
Current assets:
  Cash and cash equivalents                           $19,335     $35,525
  Marketable securities                                15,684
  Accounts receivable, less allowance for doubtful
   accounts of $751 and $433                           18,136      10,547
  Deferred commissions                                  1,475       1,150
  Deferred tax asset                                    1,175         616
  Other current assets                                    481         326
                                                       -------------------
    Total current assets                               56,286      48,164
  Furniture and equipment, net                          2,330       1,668
  Deferred tax asset                                    5,532       2,362
  Other assets                                          6,023         162
                                                      -------------------
    Total assets                                      $70,171     $52,356
                                                      ===================



                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $   837     $   845
  Accrued compensation and other expenses               3,721       3,086
  Deferred revenues                                    22,885      16,557
                                                      -----------------------
    Total current liabilities                          27,443      20,488
                                                      -----------------------
Commitments and contingencies (See Note 7)

Stockholders' equity:
  Preferred stock, $.01 par value, authorized
   2,000,000 shares; none issued
  Common stock, $.01 par value, authorized
   45,000,000 shares; issued 6,764,160 and
   5,921,120 shares                                        68           59
Paid-in capital                                        43,088       35,863
Accumulated deficit                                      (108)      (3,734)
Treasury stock, at cost, 431,344 shares                  (320)        (320)
                                                      -----------------------
   Total stockholders' equity                          42,728       31,868
                                                      -----------------------
   Total liabilities and stockholders' equity         $70,171      $52,356
                                                      ========================

                    See notes to financial statements.

                             META GROUP, INC.
                         STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)


                                                    Year Ended December 31,
                                                   -----------------------
                                                   1996        1995      1994
                                                   ----        ----      ----
Revenues:
  Continuous services                           $30,769     $22,334   $16,160
  Other, principally consulting and conferences   6,197       3,001     1,255
                                                ------------------------------
    Total revenues                               36,966      25,335    17,415
                                                ------------------------------

Operating expenses:
  Cost of services and fulfillment               18,908      14,515    11,073
  Selling and marketing                           8,797       6,329     6,680
  General and administrative                      3,728       2,180     1,949
  Depreciation and amortization                   1,086         676       441
                                                ------------------------------
    Total operating expenses                     32,519      23,700    20,143
                                                ------------------------------
Operating income (loss)                           4,447       1,635    (2,728)

Other income (expense):
  Gain on sale of investment                                    250
  Interest income                                 1,909         217        16
  Interest expense                                              (19)      (66)
                                                 ------------------------------
    Total other income (expense)                  1,909         448       (50)
                                                 ------------------------------

Income (loss) before provision (benefit)
    for income tax                                6,356       2,083    (2,778)

Provision (benefit) for income tax                2,730      (1,547)
                                                 -------------------------------
Net income (loss)                               $ 3,626     $ 3,630  $ (2,778)
                                                ================================

Net income (loss) per common and common
    equivalent share                            $   .45     $   .68  $  (1.31)
                                                ===============================

Weighted average number of common and
    common equivalent shares outstanding          7,995       5,376     2,118
                                                ===============================

                     See notes to financial statements

                                     META GROUP, INC.
                     STATEMENTS OF CHANGES IN  STOCKHOLDERS' EQUITY
                                    (In thousands)

                                     Convertible                                 Accumu-
                                     Preferred Stock   Common  Stock    Paid-in  lated     Treasury Stock
                             Total   Shares  Amount   Shares   Amount  Capital   Deficit   Shares   Amount
                             -----   ------  ------   -------  ------  -------  --------   ------   ------
Balance, January 1, 1994    $(4,503)                   2,326    $23     $238     $(4,586)  (285)     $(178)
Exercise of stock options        55                      299      3       52
Net loss                     (2,778)                                              (2,778)
                            -------------------------------------------------------------------------------
Balance, December 31, 1994   (7,226)                   2,625     26        290    (7,364)  (285)      (178)

Issuance of Series B
  Preferred Stock             2,079    85    $2,079
  Exercise of stock options     255                      716      7        248
Repurchase of common stock     (142)                                                       (146)      (142)
Issuance of IPO shares       30,207                    1,860     19     30,188
Conversion of Series B
  Preferred Stock                     (85)   (2,079)     339      3      2,076
Conversion of Series A
  Preferred Stock             1,500                      346      4      1,496
Exercise of Warrants            134                       35               134
Income tax benefit from
  stock options exercised     1,431                                      1,431
Net income                    3,630                                                 3,630
                            -------------------------------------------------------------------------------
Balance, December 31, 1995   31,868                    5,921     59     35,863     (3,734)  (431)     (320)

Exercise of stock option        621                      827      8        613
Costs related to the IPO        (33)                                       (33)
Issuance of shares under
  employee stock purchase
  plan                          322                       16      1        321
Income tax benefit from
  stock options exercised     6,324                                      6,324
Net income                    3,626                                                  3,626
                            --------------------------------------------------------------------------------
Balance, December 31, 1996  $42,728                    6,764    $68    $43,088      $ (108)   (431)   $(320)
                            ================================================================================


                                         See notes to financial statements.

                                META GROUP, INC.
                           STATEMENTS OF CASH FLOWS
                               (In thousands)
                                                      Year Ended December 31,
                                                  1996       1995        1994
                                                  ----       ----        ----
Operating activities:
Net income (loss)                              $ 3,626    $ 3,630     $(2,778)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                  1,086        676         441
  Provision for bad debts                          318        142          (3)
  Deferred income taxes                          2,682     (1,547)
  Gain on sale of investment                                 (250)
  Gain on sale of fixed  assets                     (9)
  Changes in assets and liabilities:
    Accounts receivable	                        (7,907)    (2,005)     (2,882)
    Deferred commissions                          (325)      (148)       (358)
    Other current assets                          (155)      (304)         22
    Other assets                                   (36)       (91)         40
    Accounts payable                                (8)        24         553
    Accrued compensation and other expenses        548        530       1,009
    Deferred revenues                            6,328      3,073       3,583
                                               --------------------------------
Net cash provided by (used in) operating
 activities                                      6,148      3,730        (373)
                                               --------------------------------

Investing activities:
  Capital expenditures                          (1,739)    (1,054)     (1,084)
  Investment in marketable securities          (15,684)
  Investments and advances                      (5,825)
  Proceeds from sale of investment                            265
                                               --------------------------------
Net cash used in investing activities          (23,248)      (789)     (1,084)
                                               --------------------------------

Financing activities:
  Proceeds (costs) related to the IPO              (33)    30,207
  Proceeds from issuance of preferred stock                 2,079       1,500
  Borrowings                                                              250
  Payments of debt                                           (250)       (784)
  Proceeds from employee stock purchase plan       322
  Proceeds from exercise of stock options          621        255          55
  Proceeds from exercise of Warrants                          134
  Repurchase of common stock                                 (142)
                                               ---------------------------------
Net cash provided by financing activities          910     32,283       1,021
                                               ---------------------------------
Net increase (decrease) in cash and
  cash equivalents                             (16,190)    35,224        (436)
Cash and cash equivalents at beginning
  of year                                       35,525        301         737
                                               --------------------------------
Cash and cash equivalents at end of year       $19,335    $35,525     $   301
                                               ===============================
Supplemental information:
  Cash paid during the year for interest                  $    23     $    62
                                               ================================
  Cash paid during the year for income taxes   $    48
                                               ================================

                          See notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1.  Business Description

    META Group, Inc. (the "Company") is an independent market assessment company providing research and analysis of developments, trends and organizational issues relating to the computer hardware, software, communications and related information technology ("IT") industries to IT users and vendors. IT user organizations utilize the Company's research, analysis and recommendations to develop and employ cost-effective strategies for selecting and implementing timely IT solutions and for aligning these solutions with business priorities. IT vendors use the Company's services for help in product positioning, marketing and market planning, as well as for internal IT decision making.

    The Company's domestic revenues are generated by a direct sales force calling on IT user and vendor clients. International marketing and sales are performed by independent sales representative organizations. Under the terms of the Company's international sales representative agreements, the Company realizes revenues from the international sales representative organizations at rates of 40% to 60% of amounts billed to those clients. Revenues and expenses for 1995 and 1994 have been reclassified to reflect the current year presentation of revenues attributable to international operations on a net basis. This reclassification does not affect operating income or net income for any period.

    Revenues from international sales representative organizations, primarily in Europe, accounted for approximately 10%, 7% and 4% of the Company's total Continuous Services revenues for the years ended December 31, 1996, 1995 and 1994, respectively.

2.  Significant Accounting Policies

   Revenue and Commission Expense Recognition Continuous Services revenues are recognized on a straight line basis over the contract period, generally one year. All contracts are billable at signing, absent special terms granted on a limited basis from time to time. As such, the Company's policy is to record at the time of signing of a Continuous Services contract the fees receivable and related deferred revenues for the full amount of the contract. The Company also records the related commission obligation upon the signing of the contract and amortizes the corresponding deferred commission expense over the contract period in which the related Continuous Services revenues are earned and amortized to income. All contracts are non-cancelable and non-refundable, except for government contracts which have a 30-day cancellation clause. Historically, such cancellations have not been significant. Other revenues, consisting principally of consulting and conferences, are recognized at the time the related service is rendered.

   Product Development   All costs incurred in the development of new
products and services are expensed as incurred.

   Furniture and Equipment Furniture and equipment is stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the respective assets which range from three to seven years.

    Income Taxes Deferred income taxes are provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities as measured by the enacted tax rates.

    Cash Equivalents and Marketable Securities Cash and cash equivalents include cash on hand and all investments in highly liquid instruments purchased with original maturities of three months or less. Investments with original maturates of more than three months are classified as Marketable Securities. Marketable securities are considered "held-to-maturity" and valued at cost, which approximates market. The Company intends to hold all marketable securities investments to maturity.

    Net Income (Loss) Per Common and Common Equivalent Share  Net income loss) per common and common equivalent share is based on the weighted average number of common and common equivalent shares including preferred stock
(when dilutive) outstanding during the year computed in accordance with the treasury stock method.

    Concentration of Credit Risk Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company invests the majority of its cash balances in short-term, high quality marketable debt securities, managed by two financial institutions. The Company's accounts receivable balances are primarily domestic. No single client accounted for greater than 2% of revenues or represents a significant credit risk to the Company.

    Fair Value of Financial Instruments Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate that value. The carrying amount of all of the Company's cash and cash equivalents, and marketable securities, approximates fair value due to the short-term maturity of those investments.

    Adoption of Statement of Financial Standard Accounting No. 123   In 1996,
the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require companies to record at fair value compensation cost for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

   Management Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3.  Public Offering of Common Stock and Recapitalization

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

4. Furniture and Equipment

   Furniture and equipment consists of the following (in thousands):

                                         December 31,
                                         -------------
                                     1996            1995
                                     ----            ----
Leasehold improvements             $  152          $   65
Computer equipment                  3,727           2,826
Furniture and fixtures                573             489
                                   -----------------------
                                    4,452           3,380
Less: accumulated depreciation     (2,122)         (1,712)
                                   -----------------------
                                   $2,330          $1,668
                                   =======================

5. Other Assets


   Other assets at December 31, 1996, include the following (in thousands):

                              Equity Investment     Advances
                              -----------------     ---------
APT  Data Group Plc.               $1,692
Spikes Cavell & Co.                 2,552
APT Data Services, Inc.               150            $200
META CXP LLC                           83             200
Market Perspectives Inc.              279
DeBoever Architectures, Inc.          109             500
Rubin Systems, Inc.                                    60
                              ---------------------------------
   Total                           $4,865            $960
                              =================================


   In December 1996, the Company made an equity investment of $1.7 million in APT Data Group Plc. ("APT"), an independent publisher of magazines, newsletters and product review bulletins for users and suppliers of IT. Under an exclusive distribution agreement made earlier in 1996, the Company markets five of APT's publications in the United States, Canada and Latin America.

   In December 1996, the Company also made an equity investment of $2.5 million in Spikes Cavell & Co. Spikes Cavell tracks the United Kingdom and European IT and telecommunications markets, supplying market intelligence to technology vendors. The Company's access to this research will allow for broader market perspective in these areas.

   In November 1996, the Company aquired all of the assets of DeBoever Architectures, Inc., which provides IT architecture planning and implementation advisory services. The existing practice was merged into the Company's protfolio of Continous Services.

   All of the investments listed above are for less than a 20% stock ownership interest in the investee. As the Company does not exert significant influence in of any of the investees, all investments are accounted for on the cost basis.

6.  Other Income

   During the year ended December 31, 1995, the Company recognized a $250,000 gain (proceeds of $265,000) on the sale of an investment. This investment was in common stock of a former client that was received as consideration for consulting services provided in 1991.

7.  Commitments and Contingencies

    Lease Commitments:

    The Company leases office facilities and equipment under noncancelable operating leases. Future minimum lease payments relative to these agreements are as follows (in thousands):

Year ending December 31,
1997.........................................................$1,492
1998..........................................................1,504
1999..........................................................1,482
2000..........................................................1,402
2001..........................................................1,125
                                                             ------
                                                             $7,005
                                                             ======

    Total rent expense included in the statements of operations was $1.3 million, $1.1 million and $605,000 for years ended December 31, 1996, 1995, and 1994, respectively.

    Contingencies:

    The Company is a party to certain legal proceedings other than as described below. The Company believes that none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations or financial condition. Accordingly, no provision for any liability has been made in the accompanying financial statements.

    In November 1995, a complaint was filed against the Company relating to a marketing agreement with a third party. The complaint alleges a breach of the agreement by the Company, as well as related tort claims. The complaint seeks both injunctive relief and unspecified damages, which could be substantial. The Company believes the claim to be without merit and intends to vigorously defend the suit; however there can be no assurance that these claims will not be upheld. The Company believes an unsuccessful outcome on this matter to be remote and, accordingly, no provision for any liability has been made in the accompanying financial statements.

8.  Income Taxes

    A reconciliation of the income tax provision from the amount computed using the federal statutory rate is as follows (in thousands):




                                                Year Ended December 31,
                                                1996       1995    1994
                                                ----       ----     ----
Income tax (benefit) at statutory rate        $2,161     $  708   $(945)
State taxes, net of federal benefit              429        149
Other                                            140         61
Benefit of net operating loss not recognized                        945
Impact of valuation allowance                            (2,465)
                                             ===========================
                                             $2,730    $(1,547)  $   --
                                             ===========================

    The principal components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                       December 31,
                                                       ------------
                                                     1996       1995
                                                     ----       ----
Deferred tax liabilities:
  Depreciation                                     $  (21)    $  (83)
  Other                                               (57)       (57)

Deferred tax assets:
  Accrued liabilities                                 876        598
  Allowance for doubtful accounts                     305         53
  Capitalization of product development costs          41         23
  Net operating loss carryforwards                  6,412      2,899
                                                    -----------------
Deferred tax asset                                  7,556      3,433
  Valuation allowance                                (849)      (455)
                                                   ------------------
Net deferred tax asset                             $6,707     $2,978
                                                   ==================

    The Company had a valuation allowance of $2,920,000 at December 31, 1994 against its deferred tax assets primarily as a result of a significant net operating loss carryforward position. The Company believed that, due to the expected future Federal taxable income, it was more likely than not that a substantial portion of these deferred tax benefits would be realized, and therefore, the valuation allowance was reduced to $455,000 effective
January 1, 1995. Accordingly, the Company included a benefit of $2,465,000 for this reduction in its tax provision for 1995. During the year ended December 31, 1996, the Company increased the valuation allowance by $394,000, which represents the tax effect of the state net operating loss carryforwards generated in 1996.

    At December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of $15.9 million expiring in 2004 through 2009.

   The exercise of non-qualified stock options and the disqualifying dispositions of incentive stock options under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the recipients and deductible by the Company for federal and state income tax purposes. The tax benefit recognized from the utilization of such deductions increased paid-in capital by $6.3 million and $1.4 million during the years ended December 31, 1996 and 1995, respectively. In accordance with Accounting Principles Board Opinion No. 25, compensation resulting from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options is not recognized as an expense for financial accounting purposes. As of December 31, 1996, 960,674 shares were issuable upon the exercise of outstanding non-qualified stock options. During January 1997, 312,000 non-qualified options were exercised resulting in additional tax compensation deductions of approximately $7.8 million.

9.  Preferred Stock

    In July 1994, the Company's stockholders authorized an amendment to the Company's Certificate of Incorporation creating 200,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"). Each share of Series A Preferred Stock had one vote per share and accrued a dividend of 8% per year, payable at the Company's option in cash or additional shares of Series A Preferred Stock. The dividends were cumulative and were to be paid commencing December 31, 1996 and thereafter in the event that the Company had not made an initial public offering. In July 1994, an investor purchased $1,500,000 (86,406 shares at $17.36) of Series A Preferred Stock. In conjunction with the Company's initial public offering in 1995, all of the Series A Preferred Stock automatically converted into 345,624 shares of common stock and all accrued dividends were extinguished.

    In connection with the Series A Preferred Stock sale in July 1994, the Company issued to the investor two Series A Convertible Preferred Stock Warrants (the "Warrants"). One Warrant was for the purchase of up to 4,091 shares of Series A Preferred Stock at an exercise price of $17.36 per share. The other Warrant was for the purchase of up to 4,773 shares of Series A Preferred Stock at an exercise price determined based upon a formula as set forth in the Warrants. The weighted average exercise price for this Warrant was $13.16 per share. The Warrants were to expire July 12, 2004. In December 1995, the Warrants were exercised for total proceeds of $134,000. The shares of Series A Preferred Stock issued upon the exercise of the Warrants automatically converted into 35,456 common shares.

    In July 1995, the Company's stockholders authorized an amendment to the Company's Certificate of Incorporation creating 85,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock"). In July and August 1995, investors purchased $2,078,629 (84,842 shares at $24.50 per share) of Series B Preferred Stock. Of this amount, First Albany purchased 75,000 shares for $1,837,500 (see Note 12, Related Party Transactions).

    Each share of Series B Preferred Stock had one vote per share. The Series B Preferred Stock was (a) convertible into common stock at the option of the holders of shares thereof at a specified conversion price, which conversion price was subject to adjustment under certain antidilution provisions and (b) automatically convertible upon the occurrence of certain events. In connection with the Company's initial public offering, all of the Series B Preferred Stock automatically converted into 339,368 shares of common stock.

    The Company currently has authorized 2,000,000 shares of undesignated Preferred Stock, $.01 par value. No shares have been issued.

10. Stock Options and Incentive Plans

    The Company's 1995 Stock Plan, 1993 Stock Option and Incentive Plan, and the 1989 Stock Option Plan (the "Plans") provided for grants to employees, directors and consultants of incentive stock options ("ISOs") and non-qualified stock options ("NQSOs"), for the purchase of up to 1,500,000, 1,600,000 and 3,600,000 shares of the Company's common stock, respectively. ISOs were granted at an exercise price of not less than fair market value while certain NQSOs were granted at an exercise price of less than fair market value. Fair market value was determined by the Company's Board of Directors. The shares issued upon exercise of options granted under the Plans are subject to a right of first offer in favor of the Company whereby the Company has the right, at its option, to purchase such shares on the same terms and conditions of any bona fide offer by third party. Such right of first offer terminated upon the effective date of the initial public offering. The Board of Directors determined the date(s) at which options vest and become exercisable. Upon adoption of the 1995 Stock Plan, the 1993 Stock Option and Incentive Plan and the 1989 Stock Option Plan were terminated, except as to outstanding stock options. At December 31, 1996, 960,674 shares were issuable upon the exercise of outstanding NQSOs. All other stock options outstanding were ISOs.

                                 Options         Option Price Range
                                 -------         -----------------
Outstanding January 1, 1994      2,998,000           $   .15  - $  .95
  Granted                          543,600              1.25  -   2.00
  Exercised                       (299,044)              .15  -   1.25
  Canceled                        (116,220)              .625 -   2.00
                                --------------------------------------
Outstanding December 31, 1994    3,126,336               .15  -   2.00
  Granted                          301,500              2.00  -  10.63
  Exercised                       (714,864)              .15  -   2.00
  Canceled                        (135,540)              .375 -   4.75
                               ----------------------------------------
Outstanding December 31, 1995    2,577,432               .15  -  10.63
  Granted                          443,370             20.625 -  33.25
  Exercised                       (827,524)              .15  -  24.75
  Canceled                        (105,259)              .95  -  26.50
                               ----------------------------------------
Outstanding December 31, 1996    2,088,019               .15  - $33.25
                                 ========================================
Exercisable:
  December 31, 1996              1,470,665
                                 =========
  December 31, 1995              2,007,822
                                 =========

    In October 1995, the Company adopted the 1995 Stock Plan, 1995
Non-Employee Director Stock Option Plan, and 1995 Employee Stock Purchase
Plan. Details of the Plans are as follows:

    1995 Stock Plan. The Company's 1995 Stock Plan (the "1995 Plan") was adopted by the Board of Directors and approved by the Company's stockholders on October 2, 1995. The 1995 Plan provides for the issuance of a maximum of 1,500,000 shares of common stock pursuant to the grant to employees of ISOs and the grant of NQSOs, stock awards or opportunities to make direct purchases of stock in the Company to employees, consultants, directors and officers of the Company.

    1995 Non-Employee Director Stock Option Plan. The 1995 Non-Employee
Director Stock Option Plan (the "Director Option Plan") was adopted by the
Board of Directors and approved by the Company's stockholders on October 2, 1995. The Director Option Plan provides for the grant of NQSOs to purchase a maximum of 150,000 shares of common stock of the Company to non-employee directors of the Company. All options granted under the Director Option Plan will have an exercise price equal to the fair market value of common stock on the date of grant. The term of each option will be for a period of ten years from the date of grant.

    1995 Employee Stock Purchase Plan. The 1995 Employee Stock Purchase Plan
(the "1995 Purchase Plan") was adopted by the Board of Directors and approved by the Company's stockholders on October 2, 1995. The 1995 Purchase Plan provides for the issuance of a maximum of 250,000 shares of common stock pursuant to the exercise of non-transferable options granted to participating employees. The exercise price for the option is 85% of the lesser of the market price of the Company's common stock on the first or last day of the semi-annual plan period. The Company issued 15,516 shares under the 1995
Purchase Plan during 1996.

The following table summarizes information about stock options outstanding at December 31, 1996:



                         OPTIONS GRANTED                    OPTIONS EXERCISED
                 -----------------------------------     -----------------------

                               WEIGHTED     WEIGHTED                   WEIGHTED
   RANGE OF        NUMBER      AVERAGE      AVERAGE       NUMBER       AVERAGE
   EXERCISE      OUTSTANDING   REMAINING    EXERCISE    EXERCISABLE    EXERCISE
   PRICES       AS OF 12/31/96   LIFE        PRICE    AS OF 12/31/96     PRICE
-------------------------------------------------------------------------------
$  .15 -$  .15    782,250     2.58 years    $ .1500      782,250       $ .1500
   .165-  1.25    529,203     5.44 years      .8909      519,133         .8839
  2.00 - 22.375   558,096     7.46 years     9.3906      140,174        2.7869
 22.75 - 33.25    218,470     9.53 years    24.5976       29,108       24.9361
                 ===============================================================
   .15 - 33.25  2,088,019     5.34 years    $5.3656    1,470,665       $1.1510
                 ===============================================================

    The estimated fair value of options granted during 1996 and 1995 was $13.08 per share and $2.21 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. No compensation cost has been recognized for the Company's fixed stock option plans and stock purchase plan. Had compensation cost for the Company's stock option plans and stock purchase plan been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1996 and 1995, would have been reduced to the pro forma amounts indicated below:

Net income applicable to common shareholders:			  1996	 		    1995
                                                  ----        ----
               As reported                        $3,626      $3,630
               Pro forma                           2,396       3,512


Net income per common share and common share equivalent:
               As reported                        $  .45        $.68
               Pro forma                             .30         .65


    The fair value of options granted under the Company's fixed stock option plans during 1996 and 1995 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used: dividend yield of zero, expected volatility of approximately 59%, risk free interest rate of approximately 5.8%, and expected lives of option grants of approximately 4.3 years. Pro forma compensation cost related to shares purchased under the 1995 Employee Stock Purchase Plan is measured based on the discount from market value. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future pro forma effects. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

    During the year ended December 31, 1995, the Company completed the repurchase of 146,000 shares of its common stock for $142,000. The terms of the repurchase agreement were established in 1992 and the transactions completed prior to the Company's initial public offering.

11. Employee 401(k) Savings Plan

    The Company has a tax-deferred employee 401(k) savings plan covering substantially all employees. Contributions by the Company are made at the Company's discretion. No contributions have been made by the Company under this plan.

12. Related Party Transactions

    In March 1995, the Company entered into an exclusive strategic alliance agreement with First Albany Corporation ("First Albany"), a financial services firm. The agreement provides for the distribution of the Company's written research and analysis, in its original form or as customized and expanded by First Albany, to First Albany's financial services customers, which include many institutional investors who are large IT users. The agreement restricts the Company from marketing its services to any broker dealer or sell-side firm offering services similar to those offered by First Albany. The Company is permitted to market and sell Continuous Services to First Albany buy-side customers. The initial term of this agreement is four years, annually renewable by First Albany thereafter, subject to attainment of specified minimum revenue targets. The Company recognized $425,000 and $275,000 in revenues from this arrangement during the years ended December 31, 1996 and 1995, respectively. First Albany was the owner of 75,000 shares of the Series B Preferred Stock, which converted automatically to 300,000 shares of common stock in connection with the Company's initial public offering (see Note 9, Preferred Stock). George McNamee, a director of the Company, is also Chairman and Co-Chief Executive Officer of First Albany.

                                                   SCHEDULE II

                            META GROUP, INC.

                    VALUATION AND QUALIFYING ACCOUNTS
                            (In thousands)


                                                 Additions
                                       --------------------------
                                                  Charged       Charged
                                    Balance at   (Credited)to   (Credited)                 Balance
                                    Beginning of  Costs and      to Other                   at End
                                      Period       Expenses      Accounts    Deductions    of Period
                                   -------------  -----------   ----------   ----------    ----------
Year ended December 31, 1996:
  Allowance for doubtful accounts     $  433      $  318                                  $  751
  Valuation allowance for deferred
   tax asset                          $  455      $  394                                  $  849
                                    ============================================================

Year ended December 31, 1995:
  Allowance for doubtful accounts     $  297      $  142                       $6         $  433
                                    ============================================================
  Valuation allowance for deferred
   tax asset                          $2,920      $(2,465)                                $  455
                                    ============================================================

Year ended December 31, 1994:
  Allowance for doubtful accounts     $  300      $    (3)                                $   297
                                    =============================================================
  Valuation allowance for deferred
   tax asset                          $1,865      $ 1,055                                 $2,920
                                    ============================================================

                                META GROUP, INC.
                   INDEX TO EXHIBITS FILED WITH FORM 10-K
                         YEAR ENDED DECEMBER 31, 1996

Exhibit
Number                              Description
-------           -------------------------------------------------

3.1(1)       Amended and Restated Certificate of Incorporation of the 	Company
3.2(1)       Amended and Restated By-Laws of the Company
4.1(1)       Specimen certificate representing the Common Stock
10.1(1)*     1995 Stock Plan
10.2(2)*     Form of Incentive Stock Option Agreement under the 1995
             Stock Plan
10.3(2)*     Form of Non-Qualified Stock Option Agreement under the
             1995 Stock Plan
10.4(1)*     1995 Employee Stock Purchase Plan
10.5(3)*     1995 Employee Stock Purchase Plan Enrollment Authorization
             Form
10.6(1)*     1995 Non-Employee Director Stock Option Plan
10.7(2)*     Form of Non-Qualified Stock Option Agreement under the
             1995 Non-Employee Director Stock Option Plan of the
             Registrant
10.8(1)(4)*  Agreement between First Albany Corporation and the
             Company dated March 30, 1995
10.9(1)*     Restated and Amended 1989 Stock Option Plan, as amended
10.10(1)*    Form of Incentive Stock Option Agreement under 1989 Stock
             Option Incentive Plan
10.11(1)*    Form of Certificate and Agreement under Restated and
             Amended 1989 Stock Option Plan
10.12(1)*    1993 Stock Option and Incentive Plan, as amended
10.13(1)*    Form of Certificate and Agreement under 1993 Stock Option
             and Incentive Plan
10.14(1)*    Form of Warrant under the Restated and Amended 1989 Stock
             Option Plan and 1993 Stock Option and Incentive Plan
10.15(1)     Form of International Sales Representative Agreement

10.16(1)     Office Lease between International Business Machines
             Corporation and the Company dated August 1, 1994
11.1**       Statement re computation of per share earnings
23.1**       Consent of Deloitte & Touche LLP
24.1**       Power of Attorney (see page 31)
27.1**       Financial Data Schedule
________
    (1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1(File No. 33-97848).
    (2)	Incorporated herein by reference to the exhibits to the Company's
        Registration Statement on Form S-8 (File No. 333-1854).
    (3)	Incorporated herein by reference to the exhibits to the Company's
        Registration Statement on form S-8 (File No. 33-80539).
    (4)	Confidential treatment obtained as to certain portions.
* Indicates a management contract or any compensatory plan, contract or arrangement.
** Filed herewith.

                                                   EXHIBIT 11.1

                            META GROUP, INC.
                EXHIBIT TO ANNUAL REPORT ON FORM 10-K

           Computation of Net Income (Loss) Per Common Share
                                   Year Ended         Year Ended         Year Ended
                                   December 31,       December 31,       December 31,
                                      1996               1995               1994
                                   -------------     --------------     -------------
Net income (loss)                  $3,626,000         $3,630,000          $(2,778,000)
                                   ===================================================
Weighted average number of
 common and common equivalent
 shares outstanding:

  Average number of common shares
   outstanding during the period    5,950,425          3,223,926            2,118,024

  Add common share equivalents --
   options to purchase common share
                                    2,044,863          2,152,291
                                   ==================================================
                                    7,995,288          5,376,217            2,118,024
                                   ==================================================
Net income (loss) per common and
 common equivalent share              $.45               $.68              $(1.31)
                                   ==================================================

                                                            EXHIBIT 23.1


                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------

We consent to the incorporation by reference in META Group, Inc.'s Registration Statement Nos. 33-80539 and 333-1854 on Form S-8 of our report dated February 7, 1997 and appearing on page F-1 of the Annual Report on Form 10-K for the year ended December 31, 1996.



DELOITTE & TOUCHE LLP


Stamford, Connecticut
March 28, 1997