Form 10-Q
period 1997-03-31
META GROUP INC
filed 1997-05-14
CIK 1000015

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-Q


[X]         	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended March 31, 1997

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the Transition period from ______ to ______


                      Commission File Number 0-27280


                            META Group, Inc.
            (Exact name of registrant as specified in its charter)

                 Delaware                           06-0971675
         ---------------------            ------------------------
        (State or other jurisdiction of   (IRS Employer Identification No.)
         incorporation or organization)


              208 Harbor Drive, Stamford, Connecticut  06912-0061
              ---------------------------------------------------
        (Address of principal executive offices, including Zip Code)


                              (203) 973-6700
                              --------------
          (Registrant's telephone number, including area code)

                    --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      	Yes	[X]          		No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of April 30, 1997 was 7,307,312.

                       Total Number of Pages:   14
                      Exhibit Index is on Page  13

___________________________________________________________________________

                          META Group, Inc.


                              INDEX


                                                                   Page
                                                                   ____

Part  I         FINANCIAL INFORMATION

      Item 1.   Financial Statements


                Balance Sheets:
                  March 31, 1997 (unaudited) and December 31, 1996    3


                Statements of Income (unaudited):
                  Three months ended March 31, 1997 and 1996          4


                Statements of Cash Flows (unaudited):
                  Three months ended March 31, 1997 and 1996          5


                Notes to Financial Statements                         6



      Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 7


Part II         OTHER INFORMATION


      Item 1.  	Legal Proceedings                                     11


      Item 6.   Exhibits and Reports on Form 8-K                      11


Signature                                                             12

PART  I - FINANCIAL INFORMATION

      Item 1.  Financial Statements


                              META Group, Inc.


                               BALANCE SHEETS

                               (in thousands)

                                                March 31,       December 31,
                                                  1997             1996
                                                _________       ___________
Assets
Current assets:                               (unaudited)
  Cash and cash equivalents                      $18,813            $19,335
  Marketable securities                           15,899             15,684
  Accounts receivable, net                        14,169             18,136
  Deferred commissions                             1,690              1,475
  Deferred tax asset                               1,175              1,175
  Other current assets                               775                481
                                                 -------            -------
     Total current assets                         52,521             56,286

Furniture and equipment, net                       2,486              2,330

Deferred tax asset                                10,308              5,532

Other assets                                       6,644              6,023
                                                 -------             ------
     Total assets                                $71,959            $70,171
                                                 =======            =======

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                               $   304            $   837
  Accrued compensation and other expenses            895              3,721
  Deferred revenues                               21,184             22,885
                                                 -------            -------
     Total current liabilities                    22,383             27,443

Stockholders' equity:
  Preferred stock
  Common stock                                        78                 68
  Additional paid-in capital                      48,819             43,088
  Retained earnings (accumulated deficit)            999               (108)
  Treasury stock, at cost                           (320)              (320)
                                                  ------             ------
     Total stockholders' equity                   49,576             42,728
                                                 -------            -------
     Total liabilities and stockholders' equity  $71,959            $70,171
                                                 =======            =======



                     See notes to financial statements.

                          META Group, Inc.
                       STATEMENTS OF INCOME
               (in thousands, except per share data)
                           (unaudited)

                                               For the three months ended
                                                       March 31,
_____________________________________________________________________________
                                                   1997              1996
                                               ----------         ----------
Revenues:
  Continuous services                           $ 9,172            $6,707
  Other, principally consulting and conferences   1,639             1,431
                                                 ------            ------
     Total revenues                              10,811             8,138


Operating expenses:
  Cost of services and fulfillment                5,532             4,541
  Selling and marketing                           2,341             1,792
  General and administrative                      1,158               802
  Depreciation and amortization                     333               225
                                                -------            ------

     Total operating expenses                     9,364             7,360
                                                -------            ------

Operating income                                  1,447               778

Interest income                                     465               464
                                                -------            ------
Income before provision for income taxes          1,912             1,242

Provision for income taxes                          805               523
                                                -------            ------

Net income                                      $ 1,107            $  719
                                                =======            ======

Net income per common and common
  equivalent share                              $   .14            $  .09
                                                =======            ======

Weighted average common and common equivalent
  shares outstanding                              7,964             7,978
                                                =======            ======



                      See notes to financial statements.

                             META Group, Inc.

                         STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)

                                                 For the three months ended
                                                           March 31,
____________________________________________________________________________
                                                       1997          1996
                                                  ----------       ----------
Operating activities:
Net income                                           $1,107        $   719
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
  Depreciation and amortization                         333            225
  Deferred income taxes                                 805            464
  Changes in assets and liabilities:
    Accounts receivable                               3,967          1,338
    Deferred commissions                               (215)          (332)
    Other current assets                               (294)           (37)
    Other assets                                       (115)           (32)
    Accounts payable                                   (533)          (676)
    Accrued compensation and other expenses          (2,893)        (2,277)
    Deferred revenues                                (1,701)           438
                                                    -------         ------
Net cash provided by (used in) operating activities     461           (170)
                                                    -------         ------

Investing activities:
  Capital expenditures                                 (489)          (301)
  Investments in marketable securities                 (215)
  Investments and advances                             (506)
                                                    -------         ------

Net cash used in investing activities                (1,210)          (301)


Financing activities:
  Proceeds from exercise of stock options               227            118
  Costs related to Initial Public Offering                             (33)
                                                    -------         ------
Net cash provided by financing activities               227             85
                                                    -------         ------
Net decrease in cash and cash equivalents              (522)          (386)

Cash and cash equivalents, beginning of period       19,335         35,525
                                                    -------        -------

Cash and cash equivalents, end of period            $18,813        $35,139
                                                    =======        =======



                   See notes to financial statements.

                            META Group, Inc.

                    NOTES TO FINANCIAL STATEMENTS




Note  1 - Interim Financial Statements
______________________________________


    The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accord-ingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of META Group, Inc. (the "Company") as reported on the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.


Note  2 - Income Taxes
______________________

    The Company recorded a tax provision of $805,000 and $523,000 during the quarter ended March 31, 1997 and 1996, respectively, reflecting an effective tax rate of 42%. The Company was not required to pay federal income tax in either quarter due to the utilization of net operating loss carryforwards. Total deferred tax asset, including the current portion, increased to $11.5 million at March 31, 1997 from $6.7 million at December 31, 1996 as a result of recognition of compensation to employees for tax purposes from the exercise of non-qualified stock options.


Note  3 - Reclassification
__________________________

    Under the terms of the Company's international sales representative agreements, the Company realizes revenues from the international sales representative organizations at rates of 40% to 60% of amounts billed to those clients. Revenues and expenses for the quarter ended March 31, 1996 have been reclassified to conform to the current year presentation of revenues and expenses attributable to international operations.

Item  2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Overview

    META Group is an independent market assessment company providing research and analysis of developments, trends and organizational issues relating to the computer hardware, software, communications and related information technology industries to users and vendors of information technology ("IT"). IT user organizations utilize META Group's research, analysis and recommendations to develop and employ cost-effective strategies for selecting and implementing timely IT solutions and for aligning these solutions with business priorities. IT vendors use META Group's services for help in product positioning, marketing and market planning, as well as for internal IT decision making.

    Continuous Services subscriptions, which are annually renewable contracts and generally payable by clients in advance, comprised approximately 85% and 82% of the Company's total revenues for the quarters ended March 31, 1997 and 1996, respectively. Billings attributable to the Company's Continuous Services are initially recorded as deferred revenues and then recognized pro rata over the contract term. The Company's other revenues are derived from project consulting, benchmarking, conferences, speaker engagement fees and publications. The Company's consulting clients typically consist of Continuous Services clients seeking additional advice tailored to their individual IT requirements.

    One measure of the volume of the Company's business is its annualized "Contract Value", which the Company calculates as the aggregate annualized subscription revenue recognized from all Continuous Services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. While Contract Value is not necessarily indicative of future revenues, Contract Value has grown every quarter since the Company's inception and increased 37% to $36.7 million at March 31, 1997 from $26.8 million at March 31, 1996. At March 31, 1997, the Company had over 2,820 Continuous Services subscribers in approximately 1,200 client organizations worldwide.

    Continuous Services revenues attributable to international clients are billed and collected by the Company's international sales representative organizations. The Company realizes revenues from the international sales representative organizations at rates of 40% to 60% of amounts billed to those clients.

    The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses and depreciation and amortization expense. Cost of services and fulfillment represents the costs associated with production and delivery of the Company's products and services and includes the costs of research, development and preparation of periodic reports, analyst telephone consultations, executive briefings and conferences, publications, consulting services, new product development and all associated editorial and support services. Selling and marketing expenses include the costs of salaries, commissions and related benefits for such personnel, travel and promotion. General and administrative expenses include the costs of the finance and accounting departments, legal, human resources, corporate IT and other administrative functions of the Company.


THREE MONTHS ENDED MARCH 31, 1997 AND 1996

TOTAL REVENUES Total revenues increased 33% to $10.8 million in the quarter ended March 31, 1997 from $8.1 million in the quarter ended March 31, 1996. Revenues from Continuous Services increased 37% to $9.2 million in the quarter ended March 31, 1997 from $6.7 million in the quarter ended
March 31, 1996. The increases in total revenues and revenues from Continuous Services were primarily due to continued expansion of the Company's domestic sales force, increases in average selling prices, and growing worldwide market acceptance of the Company's products. The Company increased Contract Value 37% to $36.7 million at March 31, 1997 from $26.8 million at March 31, 1996. The Company grew its subscriber client base 25% to 2,820 Continuous Service clients at March 31, 1997 from 2,250 clients at March 31, 1996.

    Other revenues, consisting principally of revenues from consulting, conferences and publications, increased 15% to $1.6 million in the quarter ended March 31, 1997 from $1.4 million in the quarter ended March 31, 1996, and decreased as a percentage of total revenues to 15% from 18%. The increase in other revenues was primarily attributable to the expansion of the META Group Consulting practice and the increase in paid attendance at the Company's major conferences.

    Revenues attributable to international clients increased 129% to $1.1 million in the quarter ended March 31, 1997 from $545,000 in the quarter ended March 31, 1996, and increased as a percentage of total Continuous Services revenues to 12% from 8%. The increase was primarily due to the growth of the Company's products in existing international markets and, to a lesser extent, the expansion in the total number of international sales representative organizations. The Company expects that international revenues will continue to account for a significant portion of its total revenues.

COST OF SERVICES AND FULFILLMENT Cost of services and fulfillment increased 22% to $5.5 million in the quarter ended March 31, 1997 from $4.5 million in the quarter ended March 31, 1996 principally due to increased analyst staffing and related compensation expense. During the quarter ended March 31, 1997, the Company launched three new Continuous Services, while it had no development costs associated with new services in the quarter ended March 31, 1996. Cost of services and fulfillment decreased as a percentage of total revenues to 51% from 56%. This decrease primarily reflects the growth in the Company's increased average selling prices to $16,000 per Continuous Service subscription in the quarter ended March 31, 1997 versus $14,400 during the quarter ended March 31, 1996. Within the seven core Continuous Services, the average client/analyst ratio decreased to 44-to-1 during the quarter ended March 31, 1997 as compared to a ratio of 46-to-1 during the quarter ended March 31, 1996, which increased cost of services as a percent to sales.

SELLING AND MARKETING EXPENSES  Selling and marketing expenses increased
31% to $2.3 million in the quarter ended March 31, 1997 from $1.8 million in the quarter ended March 31, 1996 and remained constant as a percentage of total revenues at 22%. The increase in expenses was principally due to increased sales-related compensation expense associated with increased revenues, as well as higher marketing and promotional expenditures related to the launch of new services. While the Company anticipates continuing increases in the amount of selling and marketing expenses, it expects that such expenses as a percentage of total revenues will increase only slightly.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased 44% to $1.2 million in the quarter ended March 31, 1997 from $802,000 in the quarter ended March 31, 1996 and increased as a percentage of total revenues to 11% from 10%. The increase in expenses was principally due to increased finance, accounting and corporate IT staffing and expenses required to support the Company's continued growth. The Company anticipates continuing increases over the prior year in the amount of general and administrative expenses and expects such expenses to decrease slightly as a percentage of total revenues.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased 48% to $333,000 in the quarter ended March 31, 1997 from $225,000 in the quarter ended March 31, 1996. The increase in depreciation and amortization expense was principally due to purchases of computer equipment and office furniture required to support business growth, and the completion of leasehold improvements associated with the relocation of the Company's Reston, Virginia and Waltham, Massachusetts offices during late 1996.

INTEREST INCOME  Interest income was $465,000 in the quarter ended
March 31, 1997, compared to $464,000 in the quarter ended March 31, 1996. Cash balances remained relatively stable from twelve months ago, due to a positive cash flow from operations during the year ended December 31, 1996, offset by investments made in several companies during 1996.

PROVISION FOR INCOME TAXES Provision for income taxes of $805,000 was recorded for the quarter ended March 31, 1997, as compared to a provision of $523,000 recorded for the quarter ended March 31, 1996, reflecting an effective tax rate of 42% for both quarters. The Company was not required to pay federal income tax in either quarter due to the utilization of net operating loss carryforwards. Total deferred tax asset, including the current portion, increased to $11.5 million at March 31, 1997 from $6.7 million at December 31, 1996, as a result of the recognition of non-qualified stock option exercises as compensation to employees for tax purposes.

EARNINGS PER SHARE EPS increased to $.14 per common share for the first quarter of 1997 as compared to $.09 for the first quarter of 1996 as a result of increased net income. The Company's weighted average shares outstanding remained constant at 7,964,000 versus 7,978,000 shares in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated $461,000 of cash from operations during the quarter ended March 31, 1997 compared with $170,000 of cash used in operations in the quarter ended March 31, 1996. The increase in cash generated from operations in 1997 is primarily due to the collection of accounts receivable as of December 31, 1996, partially offset by payment of 1996 bonuses in the first quarter of 1997.

    The Company used $489,000 of cash in the quarter ended March 31, 1997 and $301,000 in the quarter ended March 31, 1996 for the purchase of furniture, equipment, computers and related software for use by the Company's employees. The Company expects that additional purchases of equipment will be made as the Company's employee base continues to grow. As of March 31, 1997, the Company had no material commitments for capital expenditures.

    The Company regularly invests excess funds in high quality short-term investments, such as repurchase agreements, short-term commercial paper and money market funds. As these investments generally have terms of less than three months, they are included under the caption "Cash and cash equivalents" in the balance sheet.

    In addition, the Company invests in other short-term (less than one year maturity), high quality investment grade marketable debt securities. Generally, these securities are purchased in denominations of $5 million and held to maturity. No losses have been experienced on such investments.

    As of March 31, 1997, the Company had cash and cash equivalents of $18.8 million, marketable securities of $15.9 million and working capital of $30.1 million. The Company currently has an unused $1.0 million bank line of credit. The Company believes that existing cash balances and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements at least through the following twelve months.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to, statements concerning international revenues, anticipated operation expense levels and such expense levels relative to the Company's total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below, as well as the accuracy of the Company's internal estimates of revenue and operation expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

    The Company's future operating results are subject to substantial risks and uncertainties. The Company currently derives most of its revenues from subscriptions to its Continuous Services. As a result, any decline in the Company's ability to secure subscription renewals may have a material adverse effect on the Company's results of operations. The Company's ability to secure subscription renewals, at favorable average selling prices, as well as to successfully market and sell its consulting services, is dependent upon the Company's ability to deliver consistent, high-quality and timely analysis and advice with respect to issues, developments and trends that clients view as important. The Company's successful delivery of such analysis and advice is, in turn, dependent upon many factors, including, among other things: its ability to recruit and retain highly talented professionals in a competitive job market, to understand and anticipate rapidly changing technologies and market trends so as to keep its analysis focused on the changing needs of its clients, and to deliver products and services of sufficiently high quality and timeliness to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company. The Company's ability to market and sell its products and services could also be adversely affected by the emergence of new competitors into one or more of the market segments addressed by the Company's products and services, which could cause pricing pressure and loss of market share. In addition, a significant portion of the Company's revenues are attributable to international clients, which may be adversely affected by factors including difficulties in developing and managing relationships with international sales representative organizations, reliance on sales entities which the Company does not control, greater difficulty in maintaining direct client contact, fluctuations in exchange rates, adverse political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles and adverse tax consequences. The Company's future financial results also depend in part on the development or acquisition of new products and services, which may not successfully be achieved due to the inherent costs and risks associated with development, assimilation and marketing of a new product or service, as well as the Company's limited experience in introducing new products and services.

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

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.
          _________________

      As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, in November, 1995, a complaint was filed in the Bridgeport Judicial District of the Superior Court of Connecticut by a former consultant to the Company naming the Company and its Chief Executive Officer as defendants. There have been no material developments in this matter during the quarter ended March 31, 1997.

      The Company is a party to certain other legal proceedings. However, the Company believes that none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations or financial condition.


Item 6.  Exhibits and Reports on Form 8-K.
         _________________________________

          (a) 	Exhibits.
               _________


         Exhibit
         Number            Description
         _______           ____________

          11.1             Statement re computation of per-share earnings


          (b)  Reports on Form 8-K.
               ____________________


          There were no reports on Form 8-K filed by the Company for the quarter ending March 31, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  META Group, Inc.




Date: May 14, 1997             By:/s/ Bernard F. Denoyer
                                  _________________________________________
                                  Bernard F. Denoyer
                                  Vice President, Finance, Chief Financial
                                  Officer, Treasurer and Secretary
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit
Number                            Description
_______      _________________________________________________________

11.1             Statement re computation of per-share earnings

27.1             Financial Data Schedule

___________

EXHIBIT 11.1

                               META Group, Inc.

                    EXHIBIT TO ANNUAL REPORT ON FORM 10-Q

                   Computation of Net Income Per Common Share

                                     Three Months Ended   Three Months Ended
                                        March 31, 1997       March 31, 1996
                                      __________________   __________________
Net income                                $1,107,000              $719,000

Weighted average number of common and
  common equivalent shares outstanding:

    Average number of common shares
      outstanding during the period        6,796,922             5,553,282

    Add common share equivalents -
      options to purchase common shares    1,167,248             2,425,140
                                          ----------            ----------
                                           7,964,170             7,978,422
                                          ----------            ----------

Net income per common share                  $.14                   $.09
                                          ----------           -----------