Form 10-Q
period 1997-06-30
META GROUP INC
filed 1997-08-12
CIK 1000015

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q


(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarterly period ended June 30, 1997

                                 OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the Transition period from ______ to ______


                      Commission File Number 0-27280


                             META Group, Inc.
            (Exact name of registrant as specified in its charter)
                  Delaware                          06-0971675
       ---------------------------          -------------------------------
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)

                208 Harbor Drive, Stamford, Connecticut  06912-0061
                ---------------------------------------------------
            (Address of principal executive offices, including Zip Code)

                               (203) 973-6700
                               ---------------
             (Registrant's telephone number, including area code)
                         ____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      	Yes	(X)  No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of July 31, 1997 was 7,361,830.

                        Total Number of Pages:    17
                        Exhibit Index is on Page  15

<PAGE 2>

                            META Group, Inc.

                                  INDEX
                                  -----

                                                                       Page

Part I		FINANCIAL INFORMATION

        Item 1. Financial Statements

                Balance Sheets:
                  June 30, 1997 (unaudited) and December 31, 1996          3

                Statements of Income (unaudited):
                  Three months ended June 30, 1997 and 1996            				4
                  Six months ended June 30, 1997 and 1996                  4

                Statements of Cash Flows (unaudited):
                  Six months ended June 30, 1997 and 1996                  5

                Notes to Financial Statements                              6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        7

Part II	        	OTHER INFORMATION

        Item 1.	Legal Proceedings                                         13

        Item 4.	Submission of Matters to a Vote of Security Holders       13

        Item 6. Exhibits and Reports on Form 8-K                          13

Signature                                                                 14




<PAGE 3>



PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                           META Group, Inc.

                           BALANCE SHEETS
                           (in thousands)

                                                   June 30,      December 31,
                                                   ---------------------------
Assets                                                 1997              1996
                                                   ---------------------------
Current assets:                                  (unaudited)
  Cash and cash equivalents                         $18,537           $19,335
  Marketable securities                              19,121            15,684
  Accounts receivable, net                           14,627            18,136
  Deferred commissions                                1,503             1,475
  Deferred tax asset                                  1,175             1,175
  Other current assets                                  871               481
                                                    -------           -------
      Total current assets                           55,834            56,286

Furniture and equipment, net                          2,610             2,330

Deferred tax asset                                    9,531             5,532

Other assets                                          6,736             6,023
                                                    -------           -------
     Total assets                                   $74,711           $70,171
                                                    =======           =======

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                  $   109           $   837
  Accrued compensation and other expenses             1,419             3,721
  Deferred revenues                                  22,047            22,885
                                                    -------           -------
     Total current liabilities                       23,575            27,443
                                                    -------           -------
Stockholders' equity:
  Preferred stock                                        --                --
  Common stock                                           78                68
  Paid-in capital                                    49,181            43,088
  Retained earnings (accumulated deficit)             2,197              (108)
  Treasury stock, at cost                              (320)             (320)
                                                    -------           -------
     Total stockholders' equity                      51,136            42,728
                                                    -------           -------
     Total liabilities and stockholders' equity     $74,711           $70,171
                                                    =======           =======

                         See notes to financial statements.
<TABLE/>



<PAGE 4>


                              META Group, Inc.

                           STATEMENTS OF INCOME
                  (in thousands, except per share data)
                             (unaudited)

                         For the three months ended  For the six months ended
                                   June 30,                    June 30,
                         -----------------------------------------------------
                                 1997        1996           1997         1997
Revenues:
  Continuous services         $ 9,846       $7,133        $19,018      $13,840
  Other, principally
   consulting and
   conferences                  1,892        1,500          3,531        2,931
                               ------       ------        -------      -------
    Total revenues             11,738        8,633         22,549       16,771
                              -------       ------        -------      -------

Operating expenses:
  Cost of services and
   fulfillment                  5,838        4,579         11,370        9,120
  Selling and marketing         2,770        2,075          5,111        3,867
  General and administrative    1,199          877          2,357        1,679
  Depreciation and
   amortization                   366          251            699          476
                              -------       ------        -------      -------
    Total operating expenses   10,173        7,782         19,537       15,142

Operating income                1,565          851          3,012        1,629

Interest income                   501          454            966          918
                              -------       ------        -------       ------

Income before provision for
 income taxes                   2,066        1,305          3,978        2,547

Provision for income taxes        868          574          1,673        1,097
                              -------       ------        -------      -------
Net income                    $ 1,198       $  731        $ 2,305      $ 1,450
                              =======       ======        =======      =======

Net income per common and
 common equivalent share      $   .15       $  .09        $   .29      $   .18
                              =======       ======        =======      =======

Weighted average common and
 common equivalent shares
 outstanding                    8,008        8,003          7,976        7,993
                              =======       ======         ======       ======

                             See notes to financial statements.
<TABLE/>



<PAGE 5>


                                 META Group, Inc.

                             STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                     For the six months ended
                                                             June 30,
                                                     -------------------------
                                                       1997             1996
                                                     -------------------------
Operating activities:
Net income                                           $2,305          $ 1,450
Adjustments to reconcile net income to net
  cash provided by operating activities:

Depreciation and amortization                           699              476
Deferred income taxes                                 1,673            1,049
Changes in assets and liabilities:
  Accounts receivable                                 3,509             (504)
  Deferred commissions                                  (28)              27
  Other current assets                                 (390)             (99)
  Other assets                                          (81)            (328)
  Accounts payable                                     (728)            (815)
  Accrued compensation and other expenses            (2,302)          (2,122)
  Deferred revenues                                    (838)           1,000
                                                    -------          -------
Net cash provided by operating activities             3,819              134
                                                    -------          -------
Investing activities:
  Capital expenditures                                 (979)            (727)
  Investments in marketable securities               (3,437)
  Investments and advances                             (698)
                                                    -------          -------
Net cash used in investing activities                (5,114)            (727)
                                                    -------          -------
Financing activities:
  Proceeds from stock option exercises                  349              361
  Proceeds from employee stock purchase plan            148              153
  Costs related to Initial Public Offering               --              (33)
                                                    -------          -------

Net cash provided by financing activities               497              481
                                                    -------          -------

Net decrease in cash and cash equivalents              (798)            (112)
Cash and cash equivalents, beginning of period       19,335           35,525
                                                    -------          -------
Cash and cash equivalents, end of period            $18,537          $35,413
                                                    =======          =======

                              See notes to financial statements.
<TABLE/>

<PAGE 6>

                                META Group, Inc.

                        NOTES TO FINANCIAL STATEMENTS


Note 1 - Interim Financial Statements
-------------------------------------

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

Note 2 - Income Taxes
---------------------

     During the quarter and six months ended June 30, 1997, the Company recorded a tax provision of $868,000 and $1.7 million respectively, reflecting an effective tax rate of 42%. The Company was not required to pay federal income tax in either quarter due to the utilization of net operating loss carryforwards. Total deferred tax asset, including the current portion, increased to $10.7 million at June 30, 1997 from $6.7 million at December 31, 1996 as a result of the recognition of non-qualified stock option exercises as compensation to employees for tax purposes.

Note 3 - Reclassification
-------------------------

     Under the terms of the Company's international sales representative agreements, the Company realizes revenues from the international sales representative organizations at rates of 40% to 60% of amounts billed to those clients. Revenues and expenses for the quarter and six months ended
June 30, 1996 have been reclassified to conform to the current year presentation of revenues and expenses attributable to international operations.

Note 4 - Adoption of FAS 128
----------------------------

     The Company will adopt the Statement of Financial Accounting Standards
No. 128, "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15, "Earnings
Per Share" until the adoption of SFAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share.
The pro forma earnings per common share computed under the provisions of SFAS 128 for the quarter ended June 30, 1997 are $.16 basic earnings per common share and $.15 diluted earnings per common share as compared to $.13 basic earnings per share and $.09 diluted earnings per share for the quarter ended June 30, 1996. The pro forma earnings per common share computed under the provisions of SFAS 128 for the six months ended June 30, 1997 are $.33 basic earnings per common share and $.29 diluted earnings per common share, as compared to $.26 basic earnings per common share and $.18 diluted earnings per common share for the six months ended June 30, 1996.

<PAGE 7>

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

     Continuous Services subscriptions, which are annually renewable contracts and generally payable by clients in advance, comprised approximately 84% and 83% of the Company's total revenues for the quarters ended June 30, 1997 and 1996, respectively. Billings attributable to the Company's Continuous Services are initially recorded as deferred revenues and then recognized pro rata over the contract term. The Company's other revenues are derived from project consulting, benchmarking, conferences, speaker engagement fees and publications. The Company's consulting clients typically consist of Continuous Services clients seeking additional advice tailored to their individual IT requirements.

     One measure of the volume of the Company's business is its annualized
"Contract Value," which the Company calculates as the aggregate annualized subscription revenue recognized from all Continuous Services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. While Contract Value is not necessarily indicative of future revenues, Contract Value has grown every quarter since the Company's inception and increased 38% to $39.4 million at June 30, 1997 from $28.5 million at June 30, 1996. At June 30, 1997, the Company had over 2,930
Continuous Services subscribers in approximately 1,300 client organizations worldwide.

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

<PAGE 8>

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

TOTAL REVENUES Total revenues increased 36% to $11.7 million in the quarter ended June 30, 1997 from $8.6 million in the quarter ended June 30, 1996.
Revenues from Continuous Services increased 38% to $9.8 million in the quarter ended June 30, 1997 from $7.1 million in the quarter ended June 30, 1996. The increases in total revenues and revenues from Continuous Services were primarily due to continued expansion of the Company's domestic sales force, increased average selling prices, and, to a lesser extent, the recognition of revenue from the Company's three new Continuous Services, particularly Enterprise Architecture Strategies Service. The Company increased Contract Value 38% to $39.4 million at June 30, 1997 from $28.5 million at June 30, 1996. The Company grew its subscriber client base 18% to 2,930 Continuous Service clients at June 30, 1997 from 2,490 clients at
June 30, 1996.

     Other revenues, consisting principally of revenues from consulting, increased 26% to $1.9 million in the quarter ended June 30, 1997 from $1.5 million in the quarter ended June 30, 1996, and decreased as a percentage of total revenues to 16% from 17%. The increase in other revenues was primarily attributable to the expansion of META Group Consulting activities and the growth of the Company's publications division.

     Revenues attributable to international clients increased 32% in the quarter ended June 30, 1997 from the quarter ended June 30, 1996, and remained constant as a percentage of Continuous Services revenue at 11%.
The increase was due to the Company's growth in existing international markets and, to a lesser extent, to the expansion in the total number of sales representative organizations. The Company currently has sales representation in 25 countries. The Company expects that international revenues will continue to account for a significant portion of its total revenues.

COST OF SERVICES AND FULFILLMENT  Cost of services and fulfillment increased
27% to $5.8 million in the quarter ended June 30, 1997 from $4.6 million in the quarter ended June 30, 1996 principally due to increased staffing for analyst and fulfillment positions and related compensation expense. Cost of services and fulfillment decreased as a percentage of total revenues to 50% from 53%. This decrease primarily reflects the growth in the Company's increased average selling price to $16,400 per Continuous Service subscription in the quarter ended June 30, 1997 versus $14,000 during the quarter ended June 30, 1996. Client/analyst ratio for all Continuous
Services decreased to 40-to-1 at June 30, 1997, as compared to a ratio of 41-to-1 at December 31, 1996, as research staffing for the three new
Continuous Services was put in place.

SELLING AND MARKETING EXPENSES Selling and marketing expenses increased 33% to $2.8 million in the quarter ended June 30, 1997 from $2.1 million in the quarter ended June 30, 1996 and remained constant as a percentage of total revenues at 24%. The increase in expenses was principally due to increased sales-related compensation expense associated with increased domestic revenues, as well as increased marketing expenditures. While the Company anticipates continuing increases in the amount of selling and marketing expenses, it expects that such expenses as a percentage of total revenues will decrease slightly.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased 37% to $1.2 million in the quarter ended June 30, 1997 from $877,000 in the quarter ended June 30, 1996 and remained constant as a percentage of total revenues at 10%. The increase in expenses was principally due to increased finance, accounting and corporate IT staffing and expenses required to support the growth of the Company. The Company anticipates continuing increases over the prior year in the amount of general and administrative expenses, and expects such expenses to remain relatively constant as a percentage of total revenues.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased 46% to $366,000 in the quarter ended June 30, 1997 from $251,000 in the quarter ended June 30, 1996. The increase in depreciation and amortization expense was principally due to purchases of computer equipment and office furniture required to support business growth, and the completion of leasehold improvements associated with the relocation of the Company's
Reston, Virginia and Waltham, Massachusetts offices during late 1996.

<Page 9>

INTEREST INCOME  Interest income increased to $501,000 in the quarter ended
June 30, 1997 from $454,000 in the quarter ended June 30, 1996 due to an increase in the Company's cash balances, which resulted from a positive cash flow from operations during 1996 and the first half of 1997.

PROVISION FOR INCOME TAXES Provision for income taxes of $868,000 was recorded for the quarter ended June 30, 1997, as compared to a provision of $574,000 recorded for the quarter ended June 30, 1996, reflecting an effective tax rate of 42% and 44%, respectively. The Company was not required to pay federal income tax in either quarter due to the utilization of net operating loss carryforwards. Total deferred tax asset, including the current portion, increased to $10.7 million at June 30, 1997 from $6.7 million at December 31, 1996 as a result of the recognition of non-qualified stock option exercises as compensation to employees for tax purposes.

EARNINGS PER SHARE EPS increased to $.15 per common share for the second quarter of 1997 as compared to $.09 for the second quarter of 1996 as a result of increased net income. For the quarter ended June 30, 1997, the Company's weighted average shares outstanding were 8,008,000 shares.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

TOTAL REVENUES Total revenues increased 34% to $22.5 million in the six months ended June 30, 1997 from $16.8 million in the six months ended
June 30, 1996. Revenues from Continuous Services increased 37% to $19.0 million in the six months ended June 30, 1997 from $13.8 million in the six months ended June 30, 1996. The increases in total revenues and revenues from Continuous Services were primarily due to continued expansion of the Company's domestic sales force, increased average selling prices, and the growth in international Continuous Services.

     Other revenues, consisting principally of revenues from consulting, increased 20% to $3.5 million in the six months ended June 30, 1997 from $2.9 million in the six months ended June 30, 1996, and decreased as a percentage of total revenues to 16% from 17%. The increase in other revenues was primarily attributable to the growth of the Company's publications division.

     Revenues attributable to international clients increased 64% in the six months ended June 30, 1997 from the six months ended June 30, 1996, and increased as a percentage of Continuous Services revenues to 11% from 10%.
The increase was due to both the Company's growth in existing international markets and to the expansion in the total number of sales representative organizations. The Company currently has sales representation in 25 countries.

COST OF SERVICES AND FULFILLMENT  Cost of services and fulfillment increased
25% to $11.4 million in the six months ended June 30, 1997 from $9.1 million in the six months ended June 30, 1996 principally due to increased staffing for analyst and fulfillment positions and related compensation expense.
During the first half of 1997, the Company launched three new Continuous
Services, while there were no development costs associated with these services in the same period of the prior year. Cost of services and fulfillment decreased as a percentage of total revenues to 50% from 54%, primarily due to the increase in average selling prices.

SELLING AND MARKETING EXPENSES  Selling and marketing expenses increased
32% to $5.1 million in the six months ended June 30, 1997 from $3.9 million in the six months ended June 30, 1996 and remained constant as a percentage of total revenues at 23%. The increase in expenses was principally due to increased sales-related compensation expense associated with increased domestic revenues as well as increased marketing and promotional expenses relating to the launching of the three new services.

<Page 10>

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased 40% to $2.4 million in the six months ended June 30, 1997 from $1.7 million in the six months ended June 30, 1996 and remained constant as a percentage of total revenues at 10%. The increase in expenses was principally due to increased finance, accounting and corporate IT staffing and expenses required to support the Company's continued growth.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased 47% to $699,000 in the six months ended June 30, 1997 from $476,000 in the six months ended June 30, 1996. The increase in depreciation and amortization expense was principally due to purchases of computer equipment and office furniture required to support business growth, and the completion of leasehold improvements associated with the relocation of the Company's Reston, Virginia and Waltham, Massachusetts offices during late
1996.

INTEREST INCOME Interest income increased to $966,000 in the six months ended June 30, 1997 from $918,000 in the six months ended June 30, 1996 due to an increase in the Company's cash balances resulting from a positive cash flow from operations during 1996 and the first half of 1997.

PROVISION FOR INCOME TAXES Provision for income taxes of $1.7 million was recorded for the six months ended June 30, 1997, as compared to a provision of $1.1 million recorded for the six months ended June 30, 1996, reflecting an effective tax rate of 42% and 43%, respectively. The Company was not required to pay federal income tax in either quarter due to the utilization of net operating loss carryforwards. Total deferred tax asset, including the current portion, increased to $10.7 million at March 31, 1997 from $6.7 million at December 31, 1996 as a result of the recognition of non-qualified stock option exercises as compensation to employees for tax purposes.

EARNINGS PER SHARE EPS increased to $.29 per common share for the first half of 1997 as compared to $.18 for the first half of 1996 as a result of increased net income. For the six months ended June 30, 1997, the Company's weighted average shares outstanding were 7,976,000 shares.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $3.8 million of cash from operations during six months ended June 30, 1997, compared with $134,000 of cash generated from operations in the six months ended June 30, 1996. The increase in cash generated from operations in 1997 is primarily due to increased net income and the collection of the December 31, 1996 accounts receivable, partially offset by payment of 1996 bonuses in the first quarter of 1997.

     The Company used $979,000 of cash in the six months ended June 30, 1997, compared with $727,000 in the six months ended June 30, 1996, for the purchase of furniture, equipment, computers and related software for use by the Company's employees. The Company expects that additional purchases of equipment will be made as the Company's employee base continues to grow.
As of June 30, 1997, the Company had no material commitments for capital expenditures.

     The Company regularly invests excess funds in investment-grade short-term commercial paper, debt instruments, and money market funds. As these investments generally have terms of less than three months, they are included under the caption "Cash and cash equivalents" in the balance sheets.

     In addition, the Company invests in other short-term (less than one year maturity), high quality investment grade marketable debt securities.
Generally, these securities are purchased in denominations of $5 million and held to maturity.

<PAGE 11>

     As of June 30, 1997, the Company had cash and cash equivalents of $18.5 million, marketable securities of $19.1 million and working capital of $32.3 million. The Company currently has an unused $1.0 million bank line of credit. The Company believes that existing cash balances and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements at least through the following twelve months.


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

<PAGE 12>

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


<PAGE 13>

PART II - OTHER INFORMATION

Item 1.	  Legal Proceedings.
          ------------------

          As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, in November, 1995, a complaint was filed in the Bridgeport Judicial District of the Superior Court of Connecticut by a former consultant to the Company naming the Company and its Chief Executive
Officer as defendants. There have been no material developments in this matter during the quarter ended June 30, 1997.

          The Company is a party to certain other legal proceedings.
However, the Company believes that none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------
          On May 19, 1997, the Company held its Annual Meeting of
Stockholders, at which the stockholders of the Company voted on the election of two Class II Directors to serve for a three-year term or until successors are elected and qualified. The number of votes cast for the re-election of each of the Class II Directors listed below was as follows:


Nominees                                 Number of Shares
--------                                 ----------------

                                    For          Withhold Authority
                                    ---          ------------------
Marc Butlein                      5,905,624           164,335
Harry S. Gruner                   5,907,824           162,135


Item 6. 	Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a) Exhibits.

          Exhibit
          Number           Description
          -------          ------------
          11.1             Statement re-computation of per-share earnings
          27.1             Financial Data Schedule

         (b) Reports on Form 8-K.

             There were no reports on Form 8-K filed by the Company for the quarter ending June 30, 1997.

<PAGE 14>


                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       META Group, Inc.



Date:  August 12, 1997                 By:/s/ Bernard F. Denoyer
                                       --------------------------
                                       Bernard F. Denoyer
                                       Vice President, Finance,
                                       Chief Financial Officer,
                                       Secretary and Treasurer
                                       (Principal Financial and Accounting
                                        Officer)


<Page 15>

                             EXHIBIT INDEX


                                                                Sequentially
Exhibit                                                           Numbered
Number                       Description                            Page
---------------        -----------------------------            ---------------

11.1           Statement re computation of per-share earnings         16
27.1           Financial Data Schedule                                17

____________


<Page 16>

EXHIBIT 11.1


                            META Group, Inc.

                  EXHIBIT TO ANNUAL REPORT ON FORM 10-Q

                Computation of Net Income Per Common Share


                                         For the three months ended 	For the six months ended
                                                    June 30,		                    June 30,
                                                  1997       1996          1997          1996
Net income                                  $1,198,000   $731,000    $2,305,000    $1,450,000

Weighted average number of common
  and common equivalent shares outstanding:

   Average number of common shares
     outstanding during the period           7,317,358   5,757,886    7,056,625     5,655,394

   Add common share equivalents -- options
     to purchase common shares                 690,630   2,245,209      919,746     2,337,682
                                            ----------   ---------    ---------    ----------
       Total common shares outstanding       8,007,988   8,003,095    7,976,371     7,993,076
                                            ----------   ---------    ---------    ----------

Net income per common and common
  equivalent share                                $.15        $.09         $.29         $.18
                                                  ----        ----          ----         ----
