Form 10-Q
period 1997-09-30
META GROUP INC
filed 1997-11-12
CIK 1000015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(x)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly period ended September 30, 1997

                                  OR

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934.
              For the Transition period from ______ to ______


                         Commission File Number 0-27280


                                META Group, Inc.
           (Exact name of registrant as specified in its charter)

               Delaware                                 06-0971675
     -----------------------------       --------------------------------
    (State or other jurisdiction of		    (IRS Employer Identification No.)
     incorporation or organization)

                208 Harbor Drive, Stamford, Connecticut  06912-0061
                ----------------------------------------------------
            (Address of principal executive offices, including Zip Code)


                                 (203) 973-6700
                                -----------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of October 31, 1997 was 7,391,355.

                         Total Number of Pages:   17
                         Exhibit Index is on Page 15

                               META Group, Inc.

                                    INDEX
                                    -----
                                                                        Page
                                                                        ----
Part I         FINANCIAL INFORMATION

     Item 1.   Financial Statements


               Balance Sheets:
                September 30, 1997 (unaudited) and December 31, 1996      3

               Statements of Income (unaudited):
                Three months ended September 30, 1997 and 1996            4
                Nine months ended September 30, 1997 and 1996

               Statements of Cash Flows (unaudited):
                Nine months ended September 30, 1997 and 1996             5

               Notes to Financial Statements                              6


    Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                 7


Part II        OTHER INFORMATION

    Item 1.    Legal Proceedings                                         13

    Item 6.    Exhibits and Reports on Form 8-K                          13


Signature                                                                14

PART I - FINANCIAL INFORMATION


     Item 1.   Financial Statements


                                META Group, Inc.

                                 BALANCE SHEETS
                                 (in thousands)

                                               September 30,	    December 31,
                                               -------------     ------------
Assets                                               1997             1996
                                               -------------     ------------
Current assets:                                 (unaudited)
  Cash and cash equivalents                       $14,210          $19,335
  Marketable securities                            25,241           15,684
  Accounts receivable, net                         17,203           18,136
  Deferred commissions                              1,200            1,475
  Deferred tax asset                                1,175            1,175
  Other current assets                                940              481
                                                  -------          -------
      Total current assets                         59,969           56,286

Furniture and equipment, net                        2,798            2,330

Deferred tax asset                                  8,668            5,532

Other assets                                        6,708            6,023
                                                  -------          -------
    Total assets                                  $78,143          $70,171
                                                  =======          =======

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                $   195          $   837
  Accrued compensation and other expenses           2,703            3,721
  Deferred revenues                                22,596           22,885
                                                  -------          -------
    Total current liabilities                      25,494           27,443
                                                  =======          =======

Stockholders' equity:
  Preferred stock                                      --               --
  Common stock                                         78               68
  Paid-in capital                                  49,124           43,088
  Retained earnings (accumulated deficit)           3,767             (108)
  Treasury stock, at cost                            (320)            (320)
                                                  -------          -------
    Total stockholders' equity                     52,649           42,728
                                                  -------          -------
    Total liabilities and stockholders' equity    $78,143          $70,171
                                                  =======          =======

                      See notes to financial statements.


                                 META Group, Inc.
                               STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                 (unaudited)

                         For the three months ended   For the nine months ended
                                 September 30,               September 30,
                                    1997      1996          1997          1996
                         --------------------------    -----------------------
Revenues:
 Continuous services             $10,713    $8,093       $29,731       $21,933
 Other, principally consulting     2,705     1,550         6,236         4,481
                                 -------    ------       -------       -------
   Total revenues                 13,418     9,643        35,967        26,414
                                 -------    ------       -------       -------

Operating expenses:
 Cost of services and
  fulfillment                      6,344     4,788        17,714        13,908
 Selling and marketing             3,469     2,383         8,580         6,250
 General and administrative        1,279     1,000         3,636         2,679
 Depreciation and amortization       391       284         1,090           760
                                 -------    ------       -------       -------
   Total operating expenses       11,483     8,455        31,020        23,597
                                 -------    -------      -------       -------
Operating income                   1,935     1,188         4,947         2,817

Interest income                      571       498         1,537         1,416
                                 -------    ------       -------       -------
Income before provision for
 income taxes                      2,506     1,686         6,484         4,233

Provision for income taxes           936       720         2,609         1,817
                                 -------    ------       -------       -------
Net income                       $ 1,570    $  966       $ 3,875       $ 2,416
                                 =======    ======       =======       =======
Net income per common and
common equivalent share          $   .19    $  .12       $   .48       $   .30
                                 =======    ======       =======       =======

Weighted average common and common
 equivalent shares outstanding     8,082     7,961         8,039         7,983
                                 =======    ======       =======       =======


                                  See notes to financial statements.

<TABLE/>



                                    META Group, Inc.

                                STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (unaudited)


                                                    For the nine months ended
                                                           September 30,
                                                        1997             1996
                                                    --------------------------
Operating activities:
Net income                                           $ 3,875          $ 2,416
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                       1,090              760
   Deferred income taxes                               2,470            1,769
   Changes in assets and liabilities:
     Accounts receivable                                 933           (2,509)
     Deferred commissions                                275              311
     Other current assets                               (459)             (32)
     Other assets                                         13             (780)
     Accounts payable                                   (642)            (280)
     Accrued compensation and other expenses          (1,018)            (797)
     Deferred revenues                                  (289)             645
                                                     -------          -------
Net cash provided by operating activities              6,248            1,503
                                                     -------          -------
Investing activities:
   Capital expenditures                               (1,558)          (1,206)
   Investments in marketable securities               (9,557)
   Investments and advances                             (698)
                                                      -------          -------
Net cash used in investing activities                (11,813)          (1,206)
                                                     -------          -------
Financing activities:
   Proceeds from stock option exercises                  292              515
   Proceeds from employee stock purchase plan            148              153
   Costs related to Initial Public Offering                               (33)
                                                     -------          -------
Net cash provided by financing activities                440              635
                                                     -------          -------

Net (decrease) increase in cash and cash equivalents  (5,125)             932
Cash and cash equivalents, beginning of period        19,335           35,525
                                                     -------          -------
Cash and cash equivalents, end of period             $14,210          $36,457
                                                     =======          =======

                           See notes to financial statements.

<TALBE/>



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


Note 2 - Income Taxes
---------------------
  During the quarter and nine months ended September 30, 1997, the Company recorded a tax provision of $936,000 and $2.6 million, respectively, reflecting an effective tax rate of 37% and 40%, respectively. The Company's effective tax rate has declined due to the continued expansion of business in states with lower income tax rates. The Company was not required to pay federal income tax due to the utilization of net operating loss carryforwards.
The total deferred tax asset, including the current portion, increased to
$9.8 million at September 30, 1997, from $6.7 million at December 31, 1996 as a result of the recognition of non-qualified stock option exercises as compensation to employees for tax purposes.


Note 3 - Reclassification
-------------------------
  Under the terms of the Company's international sales representative agreements, the Company realizes revenues from the international sales representative organizations at rates of 40% to 60% of amounts billed to those clients. Revenues and expenses for the quarter and nine months ended
September 30, 1996 have been reclassified to reflect the current year presentation of revenues attributable to international operations on a net basis.


Note 4 - Adoption of FAS 128
----------------------------
  The Company will adopt the Statement of Financial Accounting Standards
No. 128, "Earnings Per Share" ("SFAS128") in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15, "Earnings
Per Share" until the adoption of SFAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share.
The pro forma earnings per common share computed under the provisions of
SFAS 128 for the quarter ended September 30, 1997 are $.21 basic earnings per common share and $.19 diluted earnings per common share as compared to
$.16 basic earnings per share and $.12 diluted earnings per share for the quarter ended September 30, 1996. The pro forma earnings per common share computed under the provisions of SFAS128 for the nine months ended
September 30, 1997 are $.54 basic earnings per common share and $.48 diluted earnings per common share, as compared to $.41 basic earnings per common share and $.30 diluted earnings per common share for the nine months ended
September 30, 1996.




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

   Continuous Services subscriptions, which are annually renewable contracts and generally payable by clients in advance, comprised approximately 80% and 84% of the Company's total revenues for the quarters ended September 30, 1997 and 1996, respectively. Billings attributable to the Company's Continuous
Services are initially recorded as deferred revenues and then recognized pro rata over the contract term. The Company's other revenues are derived from project consulting, benchmarking, conferences, speaker engagement fees and publications. The Company's consulting clients typically consist of Continuous Services clients seeking additional advice tailored to their individual IT requirements.

   One measure of the volume of the Company's business is its annualized
"Contract Value," which the Company calculates as the aggregate annualized subscription revenue recognized from all Continuous Services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. While Contract Value is not necessarily indicative of future revenues, Contract Value has grown every quarter since the Company's inception and increased 32% to $42.9 million at September 30, 1997 from $32.4 million at September 30, 1996. At September 30, 1997, the Company had over 3,100 Continuous Services subscribers in approximately 1,325 client organizations worldwide.

   Continuous Services revenues attributable to international clients are billed and collected by the Company's international sales representative organizations. The Company realizes revenues from the independent international sales representative organizations at rates of 40% to 60% of amounts billed to those clients.

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



THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

TOTAL REVENUES Total revenues increased 39% to $13.4 million in the quarter ended September 30, 1997 from $9.6 million in the quarter ended September 30, 1996. Revenues from Continuous Services increased 32% to $10.7 million in the quarter ended September 30, 1997 from $8.1 million in the quarter ended
September 30, 1996. The increases in total revenues and revenues from Continuous Services were primarily due to continued expansion of the Company's international business, increased average selling prices, and the recognition of new revenue from the Company's three new Continuous
Services, particularly Enterprise Architecture Strategies Service. The
Company increased Contract Value 32% to $42.9 million at September 30, 1997 from $32.4 million at September 30, 1996. The Company grew its subscriber client base 19% to 3,160 Continuous Service clients at September 30, 1997 from 2,650 clients at September 30, 1996.

   Other revenues, consisting principally of revenues from consulting, increased 75% to $2.7 million in the quarter ended September 30, 1997 from $1.6 million in the quarter ended September 30, 1996, and increased as a percentage of total revenues to 20% from 16%. The increase in other revenues was primarily attributable to the expansion of META Group Consulting activities and, to a lesser extent, the growth of the Company's publications.

   Revenues attributable to international clients increased 64% in the quarter ended September 30, 1997 from the quarter ended September 30, 1996, and increased as a percentage of Continuous Services revenue to 13% from 10%. The increase was due to the Company's growth in existing international markets. The Company currently has sales representation in 29 countries.
The Company expects that international revenues will continue to account for a significant portion of its total revenues.

COST OF SERVICES AND FULFILLMENT  Cost of services and fulfillment increased
33% to $6.3 million in the quarter ended September 30, 1997 from $4.8 million in the quarter ended September 30, 1996, principally due to increased staffing for analyst, consultant, and fulfillment positions and related compensation expense. Cost of services and fulfillment decreased as a percentage of total revenues to 47% from 50%. This decrease primarily reflects the growth in the Company's increased average selling price to $16,400 per Continuous Service subscription in the quarter ended September 30, 1997 versus $14,900 during the quarter ended September 30, 1996. Average selling prices did not increase versus the quarter ended June 30, 1997.
Client/analyst ratio for all Continuous Services decreased to 41-to-1 at September 30, 1997, as compared to a ratio of 43-to-1 at September 30, 1996, as research staffing for the three new Continuous Services was put in place.

SELLING AND MARKETING EXPENSES Selling and marketing expenses increased 46% to $3.5 million in the quarter ended September 30, 1997 from $2.4 million in the quarter ended September 30, 1996, and increased as a percentage of total revenues to 26% from 25%. The increase in expenses was principally due to increased sales-related compensation and promotion expenses associated with increased international revenues, as well as increased domestic marketing expenditures associated with the launch of three new services. While the Company anticipates continuing increases in the amount of selling and marketing expenses, it expects that such expenses as a percentage of total revenues will decrease slightly.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased 28% to $1.3 million in the quarter ended September 30, 1997 from $1.0 million in the quarter ended September 30, 1996 and remained constant as a percentage of total revenues at 10%. The increase in expenses was principally due to increased finance, accounting and corporate IT staffing and expenses required to support the growth of the Company. The Company anticipates continuing increases over the prior year in the amount of general and administrative expenses, and expects such expenses to decline slightly as a percentage of total revenues.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased 38% to $391,000 in the quarter ended September 30, 1997 from $284,000 in the quarter ended September 30, 1996. The increase in depreciation and amortization expense was principally due to purchases of computer equipment and office furniture required to support business growth, and the completion of leasehold improvements associated with the relocation of the Company's Reston, Virginia and Waltham, Massachusetts offices during late 1996.

INTEREST INCOME  Interest income increased to $571,000 in the quarter ended
September 30, 1997 from $497,000 in the quarter ended September 30, 1996 due to an increase in the Company's cash balances, which resulted from a positive cash flow from operations during 1996 and the first nine months of 1997.

PROVISION FOR INCOME TAXES Provision for income taxes of $936,000 was recorded for the quarter ended September 30, 1997, as compared to a provision of $720,000 recorded for the quarter ended September 30, 1996, reflecting an effective tax rate of 37% and 43%, respectively. The Company's effective tax rate has declined due to the continued expansion of business in states with lower income tax rates. The Company was not required to pay federal income tax in either quarter due to the utilization of net operating loss carryforwards. Total deferred tax asset, including the current portion, increased to $9.8 million at September 30, 1997 from $6.7 million at December 31, 1996, as a result of the recognition of non-qualified stock option exercises as compensation to employees for tax purposes.

EARNINGS PER SHARE EPS increased to $.19 per common share for the third quarter of 1997 as compared to $.12 for the third quarter of 1996 as a result of increased net income. For the quarter ended September 30, 1997, the Company's weighted average shares outstanding were 8,082,000 shares.


NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

TOTAL REVENUES Total revenues increased 36% to $36.0 million in the nine months ended September 30, 1997, from $26.4 million in the nine months ended
September 30, 1996. Revenues from Continuous Services increased 36% to
$29.7 million in the nine months ended September 30, 1997 from $21.9 million in the nine months ended September 30, 1996. The increases in total revenues and revenues from Continuous Services were primarily due to continued expansion of the Company's domestic sales force, growth in international business, increased average selling prices, and the 1997 launch of the three new Continuous Services.

   Other revenues, consisting principally of revenues from consulting, increased 39% to $6.2 million in the nine months ended September 30, 1997, from $4.5 million in the nine months ended September 30, 1996, and remained constant as a percentage of total revenues at 17%. The increase in other revenues was primarily attributable to the growth of META Group consulting.

   Revenues attributable to international clients increased 75% in the nine months ended September 30, 1997, from the nine months ended September 30, 1996, and increased as a percentage of Continuous Services revenues to 13% from 10%. The increase was due to the Company's growth in existing international markets. The Company currently has independent sales representation in 29 countries.

COST OF SERVICES AND FULFILLMENT  Cost of services and fulfillment increased
27% to $17.7 million in the nine months ended September 30, 1997 from $13.9 million in the nine months ended September 30, 1996 principally due to increased staffing for analyst, consultant, and fulfillment positions and related compensation expense. During the first quarter of 1997, the Company launched three new Continuous Services, while there were no development costs associated with these services in the same period of the prior year. Cost of services and fulfillment decreased as a percentage of total revenues to 49% from 53%, primarily due to the increase in average selling prices.

SELLING AND MARKETING EXPENSES  Selling and marketing expenses increased
37% to $8.6 million in the nine months ended September 30, 1997 from $6.3 million in the nine months ended September 30, 1996, and remained constant as a percentage of total revenues at 24%. The increase in expenses was principally due to increased sales-related compensation expense associated with increased domestic revenues as well as increased marketing and promotional expenses relating to the launching of the three new services.




GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased 36% to $3.6 million in the nine months ended September 30, 1997 from $2.7 million in the nine months ended September 30, 1996, and remained constant as a percentage of total revenues at 10%. The increase in expenses was principally due to increased finance, accounting and corporate IT staffing and expenses required to support the Company's continued growth.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased 43% to $1.1 million in the nine months ended September 30, 1997, from $760,000 in the nine months ended September 30, 1996. The increase in depreciation and amortization expense was principally due to purchases of computer equipment and office furniture required to support business growth, and the completion of leasehold improvements associated with the relocation of the Company's Reston, Virginia and Waltham, Massachusetts offices during late 1996.

INTEREST INCOME Interest income increased to $1.5 million in the nine months ended September 30, 1997, from $1.4 million in the nine months ended
September 30, 1996, due to an increase in the Company's cash balances resulting from a positive cash flow from operations during 1996 and the first nine months of 1997.

PROVISION FOR INCOME TAXES Provision for income taxes of $2.6 million was recorded for the nine months ended September 30, 1997, as compared to a provision of $1.8 million recorded for the nine months ended September 30, 1996, reflecting an effective tax rate of 40% and 43%, respectively. The
Company's effective tax rate has declined due to the continued expansion of business in states with lower income tax rates. The Company was not required to pay federal income tax due to the utilization of net operating loss carryforwards. Total deferred tax asset, including the current portion, increased to $9.8 million at March 31, 1997 from $6.7 million at December 31, 1996 as a result of the recognition of non-qualified stock option exercises as compensation to employees for tax purposes.

EARNINGS PER SHARE EPS increased to $.48 per common share for the first nine months of 1997 as compared to $.30 for the first nine months of 1996 as a result of increased net income. For the nine months ended
September 30, 1997, the Company's weighted average shares outstanding were 8,039,000 shares.

LIQUIDITY AND CAPITAL RESOURCES

   The Company generated $6.2 million of cash from operations during nine months ended September 30, 1997, compared with $1.5 million of cash generated from operations in the nine months ended September 30, 1996. The increase in cash generated from operations in 1997 is primarily due to increased net income and the collection of the December 31, 1996 accounts receivable, partially offset by payment of 1996 bonuses in the first quarter of 1997.

   The Company used $1.6 million of cash in the nine months ended
September 30, 1997, compared with $1.2 million in the nine months ended
September 30, 1996, for the purchase of furniture, equipment, computers and related software for use by the Company's employees. The Company expects that additional purchases of equipment will be made as the Company's employee base continues to grow. As of September 30, 1997, the Company had no material commitments for capital expenditures.

   The Company regularly invests excess funds in investment-grade, short-term commercial paper, debt instruments, and money market funds. As these investments generally have terms of less than three months, they are included under the caption "Cash and cash equivalents" in the balance sheets.

   In addition, the Company invests in high quality investment grade marketable debt securities. Generally, these securities are purchased in denominations of $5 million and held to maturity.




   As of September 30, 1997, the Company had cash and cash equivalents of $14.2 million, marketable securities of $25.2 million and working capital of $34.5 million. The Company currently has an unused $1.0 million bank line of credit. The Company believes that existing cash balances and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements at least through the following twelve months.


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

   The Company's future operating results are subject to substantial risks and uncertainties. The Company currently derives most of its revenues from subscriptions to its Continuous Services. As a result, any decline in the Company's ability to secure subscription renewals may have a material adverse effect on the Company's results of operations. The Company's ability to secure subscription renewals, at favorable average selling prices, as well as to successfully market and sell its consulting services, is dependent upon the Company's ability to deliver consistent, high-quality and timely analysis and advice with respect to issues, developments and trends that clients view as important. The Company's successful delivery of such analysis and advice is, in turn, dependent upon many factors, including, among other things: its ability to recruit and retain highly talented professionals in a competitive job market, to understand and anticipate rapidly changing technologies and market trends so as to keep its analysis focused on the changing needs of its clients, and to deliver products and services of sufficiently high quality and timeliness to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company. The Company's ability to market and sell its products and services could also be adversely affected by the emergence of new competitors into one or more of the market segments addressed by the Company's products and services, which could cause pricing pressure and loss of market share.
In addition, a significant portion of the Company's revenues are attributable to international clients, which may be adversely affected by factors including difficulties in developing and managing relationships with independent international sales representative organizations, reliance on sales entities which the Company does not control, greater difficulty in maintaining direct client contact, fluctuations in exchange rates, adverse political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles and adverse tax consequences. The
Company's future financial results also depend in part on the development or acquisition of new products and services, which may not successfully be achieved due to the inherent costs and risks associated with development, assimilation and marketing of a new product or service, as well as the Company's limited experience in introducing new products and services.

   Furthermore, the Company's quarterly operating results may fluctuate significantly due to various factors. Since a disproportionately large portion of the Company's Continuous Services contracts expire in the fourth quarter of each year, the Company incurs operating expenses in the fourth quarter at a higher level than would otherwise be required by its sequential growth, and such increased expenses are not normally offset immediately by higher revenues. In addition, the Company's operating results may fluctuate as a result of a variety of other factors, including the level and timing of renewals of subscriptions to Continuous Services, the timing and amount of business generated by the Company, the mix of domestic versus international business, the timing of the development, introduction and marketing of new products and services, the timing of the hiring of research analysts, changes in the spending patterns of the Company's target clients, the Company's accounts receivable collection experience, changes in market demand for IT research and analysis, and competitive conditions in the industry. Due to these factors, the Company believes period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations.
The potential fluctuations in the Company's operating results make it likely that, in some future quarter, the Company's operating results will be below the expectations of securities analysts and investors, which would have a material adverse effect on the price of the Company's Common Stock.




PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.
          ------------------
   As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, in November, 1995, a complaint was filed in the
Bridgeport Judicial District of the Superior Court of Connecticut by a
former consultant to the Company naming the Company and its Chief Executive
Officer as defendants. There have been no material developments in this matter during the quarter ended September 30, 1997.

   The Company is a party to certain other legal proceedings. However, the Company believes that none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations or financial condition.


Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

           (a)	Exhibits.
               ---------

            Exhibit
            Number           Description
            -------          ------------

            11.1             Statement re-computation of per-share earnings
            27.1             Financial Data Schedule

            (b)	Reports on Form 8-K.
             --------------------

             There were no reports on Form 8-K filed by the Company for the quarter ending September 30, 1997.




                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       META Group, Inc.





Date:  November 12, 1997                By:/s/ Bernard F. Denoyer
                                       -------------------------
                                       Bernard F. Denoyer
                                       Vice President, Finance,
                                       Chief Financial Officer,
                                       Secretary and Treasurer
                                       (Principal Financial and Accounting
                                        Officer)




                                  EXHIBIT INDEX

                                                                  Sequentially
Exhibit                                                             Numbered
Number                             Description                       Page
-----------      ----------------------------------------------   ------------


11.1             Statement re computation of per-share earnings       16

27.1             Financial Data Schedule                              17


_____________




EXHIBIT 11.1


                                                META Group, Inc.

                                      EXHIBIT TO ANNUAL REPORT ON FORM 10-Q

                                   Computation of Net Income Per Common Share



         						                             For the three months ended  	  For the nine months ended
							                                            September 30,		                 September 30,
                                                 1997        1996              1997          1996
                                           ----------------------        -------------------------
Net income                                 $1,570,000    $966,000        $3,875,000    $2,416,000
                                           ----------    --------        ----------    ----------

Weighted average number of common and
  common equivalent shares outstanding:

    Average number of common shares
      outstanding during the period         7,362,209   6,205,945         7,156,903     5,837,806

    Add common share equivalents -- options
     to purchase common shares                719,638   1,754,907           881,901     2,145,523
                                              -------   ---------          -------      ---------
       Total common shares outstanding      8,081,847   7,960,852         8,038,804     7,983,329
                                            ---------   ---------        ---------     ---------

Net income per common and common
  equivalent share                            $.19        $.12              $.48          $.30




