Form 10-K
period 1997-12-31
META GROUP INC
filed 1998-03-31
CIK 1000015

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                      ----------------------------------
                                 FORM 10-K

(Mark One)
(x) Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the Fiscal Year Ended: December 31, 1997

                                    or

( ) Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from     to

                      Commission File Number: 0-27280
             _____________________________________________

                              META Group, Inc.
          (Exact name of registrant as specified in its charter)

             Delaware                                  06-0971675
   -------------------------------                 -------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

 208 Harbor Drive, Stamford, Connecticut               06912-0061
 ---------------------------------------           --------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 20, 1998 (based on the closing price as quoted by Nasdaq National Market as of such date) was $168,490,236.

As of March 20, 1998, 7,453,666 shares of the registrant's common stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on May 27, 1998 are incorporated by reference into Part III hereof.
----------------------------------------------------------------------------
<PAGE 1>
                                  PART I
ITEM 1.    BUSINESS

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

   META Group targets as its clients substantial commercial and governmental users of IT, as well as IT vendors. As of December 31, 1997, the Company had over 3,400 subscribers in approximately 1,400 client organizations, including 34% of the Fortune 500 companies, 76% of the top 25 Fortune 500 companies and all of the top 10 Fortune 500 companies. During each of 1997, 1996 and 1995, approximately 75% of META Group's clients renewed one or more subscriptions.

   From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risks and uncertainties. In particular, the statements set forth under the heading "The META Group Solution" below regarding the Company"s objectives to expand the range of clients it serves, further penetrate its existing client base, extend its product line and broaden the scope of its services are "forward-looking" statements. The Company's actual results may vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, difficulties in the timely adjustment and/or expansion of the Company's product offerings to encompass new technologies, difficulties in developing, acquiring and/or integrating new product offerings, difficulties in attracting and retaining qualified personnel, competition, changes in the mix between domestic and international business, changes in the rates of customer renewals difficulties in gaining entry into new markets for the Company's products and services and limitations on financial and other resources required to engage in product development and sales and marketing activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results" for a

<PAGE 2>

discussion of certain factors which may cause actual results to vary significantly from those stated in any forward-looking statement.

   Specific comparative financial information may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the financial statements.

   META GROUP(R) is a registered trademark of the Company. The META GROUP logoTM, METATM, META DELTASTM, META FAXTM, META FLASHTM, and META TRENDSTM are trademarks of the Company. This report also includes trademarks and trade names of companies other than META Group.

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

   As IT has become more entwined with day-to-day business operations and strategic planning, a wider range of individuals are participating in the IT decision-making process. With the shift to distributed computing, IT decision making has spread to individual business units. Furthermore, as IT supports more business-critical functions and businesses increasingly interact with customer/suppliers through the Internet/World Wide Web, IT decision-makers at all levels are becoming key participants in the planning and implementation of business decisions and are often being called upon to be strategic drivers of business and technology innovation. As IT assumes a more business-critical role, senior executives of organizations are compelled to take a more active role in IT planning and decision making.

   As a result of these trends, there is an increasing need for a level of IT guidance that often cannot be effectively supported by the internal resources of a single organization. Organizations are more frequently turning to outside sources for help with strategic and tactical advice in planning, selecting and implementing IT; however, historically, available solutions have had significant limitations. Software and equipment vendors generally offer advice biased toward their own products or services, while often understating interoperability issues. Many professional service firms and implementation companies provide technical advice, but they have incentives to promote solutions that require their services and often have purchasing and cooperative relationships with particular hardware and

<PAGE 3>

software vendors. Some independent market research firms provide vendor-neutral advice, but most target technology vendors rather than the user community. Those market research firms that do target users typically do not offer advice over a full range of technology offerings. As a result, there is a need for vendor-neutral, user-focused, broad-based IT market research, coupled with personalized advice within the specific context of an organization's business environment and IT requirements.

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

   META Group differentiates its services from those offered by most other IT research firms by delivering IT industry coverage through more comprehensive and integrated service segments, a higher level of personal service and a greater emphasis on client/analyst interaction. To provide this level of service, the Company maintains a client/analyst ratio no higher than 50-to-1 in each of its service segments.

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

<PAGE 4>

   META Group's objective is to leverage its reputation, comprehensive research model, knowledge base, customer relationships and domestic and international sales network to expand the range of clients it serves, further penetrate its existing client base, extend its product line and broaden the scope of its services.

Products and Services

   META Group's services and products are designed to complement each other and provide flexible access to the industry's foremost market assessment and analytical expertise in the following categories:

                        .  CONTINUOUS SERVICES
                        .  CONSULTING AND BENCHMARKING SERVICES
                        .  PUBLICATIONS

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

   The list prices for the Company's Continuous Services range from $20,000 to $25,000, and are subject to discounts based on a number of factors, including the number of Continuous Services subscribed to by a client. The Company's average selling price for a Continuous Service was $16,600, $15,400, and $14,200 for the years ended December 31, 1997, 1996, and 1995, respectively.

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

<PAGE 5>

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

      . Written Research: Each subscriber to a META Group Continuous Service receives one or more of the following written materials:

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

   META Group research is available in print, as well as in the media below. A rolling three years of research can be searched by service, topic, or keyword.

   .  Extranet or Intranet

   .  Internet

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

<PAGE 6>

integrators, data warehousing, DSS/OLAP, development tools, and process improvement strategies. Practical examples include integrating customer management processes across the enterprise, revitalizing core business practices, integrating legacy applications with data warehousing and Internet topologies, and supporting market-driven applications within cost-effective IT frameworks.

   Advanced Information Management Strategies (AIMS) provides early identification of high-impact technologies that support business transformation strategies. It encompasses a wide range of both IT and business issues. Service offerings are focused on electronic commerce, objects (emphasizing business-process risk and object oriented infrastructure), collaborative technologies, workflow products and "new" media, including documents, images and multimedia. Analysts also assist in creating cross-functional, customer-focused organizations; guiding organizations through required business transformations; and assessing external resources such as management consultants, systems integrators and providers of change-management services.

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

<PAGE 7>

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

   Continuous Services for Vertical Industries:

   . Insurance Information Strategies (IIS) delivers guidance critical for managing IT and information in the insurance industry, with particular emphasis on the challenges faced by insurance companies as they transition from traditional underwriters analyzing risk management into full financial services providers requiring IT systems to handle increased customer expectations and competition.

   . IT Performance Engineering & Measurement Strategies (PEMS) offers detailed benchmarking in combination with ongoing software analysis required to quantify the value of client IT investment and capitalize on specific opportunities for improvement.

   . Healthcare Information Strategies (HIS) delivers targeted research and insight to help IT healthcare professionals successfully implement long-term IT strategies in a changing regulatory environment. Specific areas of research include: legacy system transition, decision support, communications services and other supporting technologies.

   . Energy Information Strategies (EIS) focuses on the IT requirements of energy industry participants preparing to compete in a de-regulated environment of customer choice where the efficient purchase, production, transmission and management of energy requires the use and understanding of complex technology systems.

   Consulting and Benchmarking Services

   In addition to its Continuous Services, META Group provides traditional IT consulting in selected areas, as well as custom consulting services tailored

<PAGE 8>

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

   MGC has recently added a Customer Management Strategies practice to offer helpdesk and callcenter consulting and benchmarking services to its clients. The acquisition by the Company of certain assets of The Verity Group, Inc. in late 1997 has enabled the Company to offer these services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

   The Company also recently formed a joint venture with SRI International designed to deliver thought-leading research, methods and tools to senior management of global 2000 companies planning for the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

   Benchmarking. META Metrix provides benchmarking and best practices analyses of technology operating environments by using comparative metrics to assess effectiveness of IT operations. Its services are provided through both individual consulting engagements and client-sponsored action groups to research IT management issues. Taking comprehensive measurements of a client's technology operations, META Metrix then compares them with those of other companies and provides detailed analyses to support these comparisons, explaining what differentiates one client's IT infrastructure, data center, wide-area network, local-area network, client/server from that of others. META Metrix then delivers summary recommendations on how to improve the client's specific technology operating environment.

   Publications

   To address specific technical, business and management needs for detailed information, META Group offers a growing variety of topic-specific publications designed to serve both as complements to our core services and as stand-alone deliverables that meet specific assessment requirements such as:

   .  Annual Salary Survey Report

<PAGE 9>

   .  Intranet ROI - a guide to optimizing investment decisions

   .  Datamining - trend, technology and implementation imperatives

   . Security in Enterprise Computing - a practical guide to achievable security

   .  Software Tools Bulletins - in depth product reviews and comparisons

   . Computer Finance - monthly newsletter dealing with total cost of ownership issues

   In February 1996, the Company entered into an exclusive distribution agreement with Computerwire (formerly known as APT Data Group, plc), a London based publisher of magazines, newsletters, and product review bulletins for users and suppliers of information technology. Under the agreement, the Company has the exclusive right to market and distribute four of Computerwire's Software Tools Bulletins in the United States, Canada, and Latin America. These bulletins provide monthly product and category reviews in the areas of client/server development, data warehousing, distributed systems management, and object oriented development. In addition, the Company markets Computerwire's Computer Finance, a monthly analysis of cost issues faced by large corporate IT users.

   The successful assimilation, marketing and sale of new products are subject to certain risks and uncertainties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results - Risks Associated With New Product Development."

Research and Analysis

   The Company employs a consistent, disciplined research and analysis methodology across the Company's Continuous Services. Each Continuous Service has a Service Director who is responsible for implementing the Company's research and analysis methodology in that service. The development methodology consists of an iterative process of research, analysis, hypothesis and testing. Analysts conduct extensive primary research, working with the Company's user client base, surveying vendors and contacting other sources. These activities are supplemented with searches of numerous trade, financial and other third-party source materials compiled in the Company's resource center. A meeting of the entire META Group research staff is held weekly, at which findings are presented and scrutinized. From this research, analysts identify significant patterns and trends, develop assumptions, test hypotheses and arrive at concrete recommendations and conclusions to provide to clients. META Group analyst compensation is based in part on meeting monthly publishing deadlines, as well as proactive client contact.

   The knowledge and experience of the Company's analysts is critical to the quality of the Company's products and services. To ensure consistency of positions and analysis across service disciplines, all META Group research is reviewed by the Company's Research Director. While varying opinions and philosophical contention among services and research disciplines are encouraged, final positions and conclusions are consistent. This practice ensures that the analytical structure and recommendations presented in the

<PAGE 10>

Company's research better enable the various elements of client organizations to formulate integrated strategies based on coherent information and analysis.

Sales and Marketing

   META Group uses a direct sales force domestically and a network of local independent sales representative organizations internationally to market and sell its Continuous Services. The Company's domestic direct sales force is comprised of 48 field sales personnel located throughout the United States. The Company's publication products are sold domestically by a separate in-house direct marketing organization totaling 20 tele-sales professionals. Internationally, the Company currently utilizes independent sales representative organizations selling both Continuous Services and publication products in Canada, Europe, Far East, Middle East, South America and South Africa. Under the terms of the Company's international sales representative agreements, sales representative organizations are assigned exclusive territories and annual quotas. These international sales representative organizations also perform selected client service functions, and bill and collect revenues attributable to international clients. The Company realizes revenues from the international sales representative organizations at rates of 40% to 60% of amounts billed to those clients. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results - Risk Associated With International Operations" and Note 1 of Notes to Financial Statements.

   As of December 31, 1997, the Company had over 3,400 subscribers in approximately 1,400 client organizations worldwide, and no single client accounted for more than 2% of the Company's revenues for the year ended December 31, 1997. The Company does not believe it is the exclusive provider of IT research and advisory services to its clients.

   In March 1995, META Group entered into an exclusive strategic alliance agreement with First Albany Corporation ("First Albany"), a financial services firm. The agreement provides for the distribution of the Company's written research and analysis, in its original form or as customized and expanded by First Albany, to First Albany's financial services customers, which include many institutional investors. The agreement restricts the Company from marketing its services to any broker dealer or sell-side firm offering services similar to those offered by First Albany. The Company is permitted to market and sell Continuous Services to First Albany buy-side customers. The initial term of this agreement is four years, annually renewable by First Albany thereafter, subject to attainment of specified minimum revenue targets. The Company recognized $616,500, $425,000, and $275,000 in revenues from this arrangement in the years ended December 31, 1997, 1996, and 1995, respectively. George C. McNamee, a director of the Company, is also Chairman and Co-Chief Executive Officer of First Albany. See Note 12 of Notes to Financial Statements.

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

<PAGE 11>

used in the enhancement of its services. In addition, the META Group research library frequently performs supporting client-specific topical searches on particular IT issues. The Company maintains a key issues database that identifies areas of particular concern to clients and regularly uses customer satisfaction surveys to refine and enhance the quality of the services it provides.

   The Company sells Continuous Services pursuant to renewable one-year subscription agreements, which are generally paid in full at the start of the subscription period. During each of 1997, 1996 and 1995, approximately 75% of the Company's client organizations renewed one or more subscriptions. However, there can be no assurance that the Company will be able to sustain its client retention rates at historical levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

   The Company experiences competition in the market for IT research and analysis products and services from other independent providers of similar services, as well as the internal planning and marketing staffs of the Company's current and prospective clients. The Company's principal direct competitor, Gartner Group, Inc., has a substantially longer operating history, is significantly larger and has considerably greater financial resources and market share than the Company. The Company also competes indirectly against other information providers, including electronic and print media companies and consulting firms. The Company's indirect competitors could choose to compete directly against the Company in the future. Many of the Company's direct and indirect competitors have substantially greater financial, information gathering and marketing resources than the Company. In addition, although the Company believes that it has established a significant market presence, there are few barriers to entry into the Company's market, and new competitors could readily seek to compete against the Company in one or more market segments addressed by the Company's Continuous Services. Increased competition could adversely affect the Company's operating results through pricing pressure and loss of market share. There can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors.

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

Employees

   As of December 31, 1997, the Company employed 310 persons, including 158 research analysis and fulfillment personnel (including 107 analysts and consultants), 81 sales and marketing personnel and 71 administrative personnel. Of these employees, 164 are located at the Company's headquarters in Stamford, Connecticut, 130 are located at other domestic facilities and 16 are located overseas. None of the Company's employees is represented by a collective bargaining arrangement, and the Company has experienced no work stoppages. The Company considers its relations with its employees to be good. All employees are granted stock options upon hiring.

<PAGE 12>

   The Company's future success depends in large part on the ability to continue to motivate and retain highly qualified employees, including management personnel, and to attract and retain a significant number of additional qualified personnel, including research analysts, sales personnel and product development and operations staff. Competition for qualified personnel in the Company's industry is intense, and many of the companies with which META Group competes for qualified personnel, including Gartner Group, have substantially greater financial and other resources than the Company. Furthermore, competition for qualified personnel can be expected to become more intense as competition in the Company's industry increases. There can be no assurance that the Company will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully. The loss of any of the Company's senior management personnel, particularly Dale Kutnick, president, chief executive officer and research director of the Company, or any material failure to recruit, retain and motivate a sufficient number of qualified personnel would have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results - Dependence on Ability to Attract and Retain Qualified Personnel" and"- Dependence on Key Personnel."

ITEM 2.   PROPERTIES

   The Company's headquarters are located in approximately 63,000 square feet of office space in Stamford, Connecticut. This facility accommodates research, marketing, sales, customer support and corporate administration. The lease on this facility expires in 2001. The Company also leases office space in nine other locations to support its research, sales and other administrative functions including Reston, VA, Burlingame, CA, and Waltham, MA. The Company believes that its existing facilities are adequate for its current needs and that additional facilities are available for lease to meet future needs.

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

<PAGE 13>

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

<PAGE 14>
                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

   The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "METG" since its initial public offering (the "Offering") at $18.00 per share on December 1, 1995. Prior to the Offering, there was no established public trading market for the Company's shares.

   On March 20, 1998, the closing price of the Company's Common Stock was $30.625, as reported by the Nasdaq National Market. On that date, there were approximately 88 holders of record of the Company's Common Stock and at least 900 beneficial holders, based on information obtained from the Company's transfer agent.

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

   The following table reflects the range of high and low bid quotations, as reported on the Nasdaq National Market, for META Group Common Stock for each quarter of 1997 and 1996:

                                        High             Low
                                        ----             ---
1997:
----
Fourth Quarter                         $29.25           $19.25
Third Quarter                          $25.13           $17.75
Second Quarter                         $24.25           $15.50
First Quarter                          $27.00           $16.25

1996:
----
Fourth Quarter                         $34.50           $25.50
Third Quarter                          $28.25           $20.50
Second Quarter                         $32.75           $22.50
First Quarter                          $33.25           $22.00


<PAGE 15>

ITEM 6.   SELECTED FINANCIAL DATA

   The selected financial data presented below are derived from the financial statements of the Company, and should be read in connection with those statements, which are included herein.

                                                     Year Ended December 31,
                                      -------------------------------------------------
                                             (In thousands, except per share amounts)

                                          1997     1996      1995      1994       1993
                                          ----     -----     ----      ----       ----
Statement of Operations Data:
Revenues:
   Continuous services                 $41,805   $30,769   $22,334   $16,160    $10,266
   Other, principally consulting and
   publications                          9,390     6,197     3,001     1,255        716
                                       -------   -------   -------    ------    -------
     Total revenues                     51,195    36,966    25,335    17,415     10,982
                                       -------   -------   -------   -------    -------
Operating expenses:
   Cost of services and fulfillment     24,602    18,908    14,515    11,073      7,488
   Selling and marketing                12,477     8,797     6,329     6,680      2,838
   General and administrative            5,006     3,728     2,180     1,949      1,612
   Depreciation and amortization         1,501     1,086       676       441        233
                                       -------   -------   -------   -------     ------
     Total operating expenses           43,586    32,519    23,700    20,143     12,171
                                       -------   -------   -------   -------    -------
Operating income (loss)                  7,609     4,447     1,635    (2,728)    (1,189)
                                       -------   -------   -------   -------     ------

Other income (expense):
   Gain on sale of investment                                  250
   Interest income                       2,138     1,909       217        16         18
   Interest expense                                            (19)      (66)       (57)
                                       -------   -------   -------   -------     ------
     Total other income (expense)        2,138     1,909       448       (50)       (39)
                                       -------   -------   -------   -------     ------

Income (loss) before provision
   (benefit) for income tax              9,747     6,356     2,083    (2,778)    (1,228)
Provision (benefit) for income tax       3,980     2,730    (1,547)
Net income (loss)                      $ 5,767   $ 3,626   $ 3,630  $ (2,778)   $(1,228)
                                       =======   =======   =======  ========    =======
Net income (loss) per diluted
   common share                        $   .72   $   .47   $   .67  $  (1.31)   $  (.69)
                                       =======   =======   =======  ========    =======
Weighted average number of diluted
   common shares outstanding             7,958     7,668     5,414     2,118      1,770
                                       =======   =======   =======  ========    =======
Net income (loss) per basic
   common share                        $   .80   $   .61   $  1.13  $  (1.31)   $  (.69)
                                       =======   =======   =======  ========    =======
Weighted average number of basic
   common shares outstanding             7,214     5,950     3,210     2,118      1,770
                                       =======   =======   =======  ========    =======

                                                     December 31,
                                       -------------------------------------------------
                                          1997      1996      1995      1994       1993
                                          ----      ----      ----      ----       ----
                                                        (In thousands)

Balance Sheet Data:
Cash and cash equivalents              $12,910   $19,335   $35,525  $    301    $   737
Marketable securities                   27,746    15,684
Working capital (deficit)               32,826    28,843    27,676    (7,102)    (4,518)
Total assets                            89,453    70,171    52,356    11,385      7,997
Deferred revenues                       29,136    22,885    16,557    13,484      9,901
Total debt                                                               250        784
Redeemable convertible preferred stock                                 1,500
Total stockholders' equity (deficiency) 55,400    42,728    31,868    (7,226)    (4,503)


<PAGE 16>

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   META Group is an independent market assessment company providing research and analysis of developments, trends and organizational issues relating to the computer hardware, software, communications, and related information technology industries to IT users and vendors. IT user organizations utilize META Group's research, analysis and recommendations to develop and employ cost-effective strategies for selecting and implementing timely IT solutions and for aligning these solutions with business priorities. IT vendors use META Group's services for help in product positioning, marketing and market planning, as well as for internal IT decision making.

   Continuous Services subscriptions, which are annually renewable contracts and generally payable by clients in advance, comprised approximately 82% and 83% of the Company's total revenues for the years ended December 31, 1997 and 1996, respectively. Billings attributable to the Company's Continuous Services are initially recorded as deferred revenues and then recognized pro rata over the contract term. During each of 1997, 1996, and 1995, approximately 75% of the Company's clients renewed one or more subscriptions; however, this client retention rate is not necessarily indicative of the rate of retention of the Company's revenue base. The Company's other revenues are derived from project consulting, benchmarking, conferences, speaker engagement fees and publications. The Company's consulting clients typically consist of Continuous Services clients seeking additional advice tailored to their individual IT requirements.

   One measure of the volume of the Company's business is its annualized "Contract Value," which the Company calculates as the aggregate annualized subscription revenue recognized from all Continuous Services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. While Contract Value is not necessarily indicative of future revenues, Contract Value has grown every quarter since the Company's inception and increased 37% to $48.3 million at December 31, 1997 from $35.3 million at December 31, 1996. At December 31, 1997, the Company had over 3,400 Continuous Services subscribers in approximately 1,400 client organizations worldwide.

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

<PAGE 17>

include the costs of the finance and accounting departments, legal, human resources, corporate IT and other administrative functions of the Company.

Results of Operations

   The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

                                                           1997    1996   1995
                                                           ----    ----   ----
Revenues:
  Continuous services                                       82%     83%    88%
                                                           ---     ---    ---
  Other revenues, principally consulting and publications   18      17     12%
                                                           ---     ---    ---
      Total revenues                                       100     100    100
                                                           ---     ---    ---
Operating expenses:
   Cost of services and fulfillment                         48      51     57
   Selling and marketing                                    24      24     25
   General and administrative                               10      10      9
   Depreciation and amortization                             3       3      3
                                                           ---     ---    ---
      Total operating expenses                              85      88     94
                                                           ---     ---    ---
Operating income                                            15      12      6
                                                           ---     ---    ---
Other income (expense):
   Gain on sale of investment                                               1
   Interest income                                           4       5      1
                                                           ---     ---    ---
     Total other income (expense)                            4       5      2
                                                           ---     ---    ---
Income before provision (benefit) for income tax            19      17      8
                                                           ---     ---    ---
Provision (benefit) for income tax                           8       7     (6)
                                                           ---     ---    ---
Net income                                                  11%     10%    14%


Years Ended December 31, 1997 and December 31, 1996

   Total Revenues. Total revenues increased 38% to $51.2 million in the year ended December 31, 1997 from $37.0 million in the year ended December 31, 1996. Revenues from Continuous Services increased 36% to $41.8 million in the year ended December 31, 1997 from $30.8 million in the year ended
December 31, 1996. The increases in total revenues and revenues from Continuous Services were primarily due to continued expansion of the Company's domestic sales force, increases in average selling prices, recognition of new revenue from launch of new Continuous Services, as well as growing worldwide market acceptance of the Company's products. The
Company increased average selling prices 8% to $16,600 in 1997 from $15,400 in 1996 by continuing to broaden research coverage within its existing Continuous Services. The Company grew its subscriber client base 22% to 3,410 Continuous Service clients at December 31, 1997 from 2,800 subscribers at December 31, 1996.

   Other revenues, consisting principally of revenues from consulting and publications, increased 52% to $9.4 million in the year ended December 31, 1997 from $6.2 million in the year ended December 31, 1996, and increased as a percentage of total revenues to 18% from 17%. The increase in other revenues was primarily attributable to the growth of META Group Consulting and, to a lesser extent, the growth of the Company's publications.

<PAGE 18>

   Revenues attributable to international clients increased 75% in the year ended December 31, 1997 from the year ended December 31, 1996, and increased as a percentage of total Continuous Services revenues to 13% from 10%. The increase was primarily due to the increased presence of the Company's services in existing international markets. The Company currently has independent sales representation in 29 countries. The Company expects that international revenues will continue to account for a significant portion of its total revenues.

   Cost of Services and Fulfillment. Cost of services and fulfillment increased 30% to $24.6 million in the year ended December 31, 1997 from $18.9 million in the year ended December 31, 1996, principally due to increased analyst, consultant and fulfillment staffing and related compensation expense required to support the Company's growth both domestically and internationally and, to a lesser extent, due to the development and launch of three new Continuous Services. Costs of services and fulfillment decreased as a percentage of total revenues to 48% from 51%. This decrease primarily reflects the improved average selling prices discussed above.

   Selling and Marketing Expenses. Selling and marketing expenses increased 42% to $12.5 million in the year ended December 31, 1997 from $8.8 million in the year ended December 31, 1996 and remained constant as a percentage of total revenues at 24%. The increase in expenses was principally due to increased sales-related compensation expense associated with increased revenues, the expansion of a direct marketing publications channel, and higher marketing and promotion expenditures related to the launch of new services and publications. The Company anticipates continuing increases in the amount of selling and marketing expenses as it continues to grow by expanding the scope of its product offerings, and it expects that such expenses as a percentage of total revenues will remain approximately the same.

   General and Administrative Expenses. General and administrative expenses increased 34% to $5.0 million in the year ended December 31, 1997 from $3.7 million in the year ended December 31, 1996 and remained constant as a percentage of total revenues at 10%. The increase in expenses was principally due to increased finance, accounting, and corporate IT staffing necessary to support business growth. In addition, higher facilities costs were incurred in connection with the Company's expansion into larger offices in Reston, VA and Waltham, MA. The Company anticipates continuing increases in the amount of general and administrative expenses and expects such expenses to decrease slightly as a percentage of total revenues.

   Depreciation and Amortization. Depreciation and amortization expense increased 38% to $1.5 million in the year ended December 31, 1997 from $1.1 million in the year ended December 31, 1996. The increase in depreciation and amortization expense was principally due to office furnishings and equipment purchases required to support business growth and the expansion to larger offices in Reston, VA and Waltham, MA during late 1996.

   Interest Income. Interest income increased to $2.1 million in the year ended December 31, 1997 from $1.9 million in the year ended December 31, 1996 due to an increase in the Company's balances of cash and marketable securities, resulting from positive cash flows from operations.

   Provision for Income Taxes. The Company recorded a provision for income taxes of $4.0 million and $2.7 million, reflecting an effective tax rate of

<PAGE 19>

41% and 43%, during the years ended Dcember 31, 1997 and 1996, respectively. The Company's effective tax rate has declined due to the continued expansion of business in states with lower income tax rates. The Company was not required to pay federal income tax due to the utilization of net operating loss carryforwards.

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

   Revenues attributable to international clients increased 100% in the year ended December 31, 1996 from the year ended December 31, 1995, and increased as a percentage of total Continuous Services revenues to 10% from 7%. The increase was primarily due to the increased presence of the Company's services in existing international markets.

   Cost of Services and Fulfillment. Cost of services and fulfillment increased 30% to $18.9 million in the year ended December 31, 1996 from $14.5 million in the year ended December 31, 1995. The increase was principally due to increased analyst staffing and related compensation expense required to support the Company's growth both domestically and internationally and, to a lesser extent, to the development of three new Continuous Services. Costs of services and fulfillment decreased as a percentage of total revenues to 51% from 57%. This decrease was primarily due to improvement in the Company's analyst productivity, as indicated by an increase in the Company's average client/analyst ratio to 48-to-1 in its seven core services during the year ended December 31, 1996 from 42-to-1 during the year ended December 31, 1995. This decreased percentage also reflected improved average selling prices discussed above.

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

<PAGE 20>

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

Liquidity and Capital Resources

   The Company has funded its operations to date primarily through its initial public offering, cash generated from operations, the private sale of $3.6 million of preferred stock in 1994 and 1995, and proceeds from the exercise of common stock options. In December 1995, the Company received net proceeds (after deducting underwriting commissions and discounts and applicable offering expenses) of $30.2 million relating to its initial public offering of 1,860,000 shares of Common Stock. The Company generated $8.2 million, $5.5 million, and $3.7 million of cash from operations during the years ended December 31, 1997, 1996, and 1995, respectively.

   The Company used $1.9 million, $1.7 million and $1.1 million of cash in the years ended December 31, 1997, 1996 and 1995, respectively for the purchase of furniture, equipment, computers and related software for use by the Company's employees. The Company expects that additional purchases of

<PAGE 21>

equipment will be made as the Company's employee base grows. As of December 31, 1997, the Company had no material commitments for capital expenditures.

   During the years ended December 31, 1997 and 1996, the Company made equity investments and advances to several companies in parallel or synergistic industries. The balance of the Company's investments and advances at December 31, 1997 and 1996 was $6.4 million and $5.2 million, respectively. These investments and advancements are summarized below, and in footnote 5 to the notes to the financial statements. See "Certain Factors That May Affect Future Results - Risk Associated With New Product Development" and "- Potential Acquisitions."

   In December 1997, the Company acquired certain assets and all the intellectual property of The Verity Group, Inc. for contingent consideration of $1.1 million in cash over four years, if certain operating targets are achieved. Verity Group provides helpdesk and callcenter consulting and benchmarking services, and will form the Company's new Customer Management Strategies practice within META Group Consulting. See "Business - Products and Services - Consulting and Benchmarking Services."

   In November 1997, the Company invested $1.3 million in cash in a joint venture (in which the Company owns a 33% interest) with SRI Consulting, designed to deliver thought-leading research, methods, metrics, and tools to senior management of global 2000 companies scenario planning for the future. SRI Consulting is a wholly owned subsidiary of SRI International, a Silicon Valley based think-tank working with companies worldwide to identify market opportunities and develop strategies for competing in technology-driven markets. See "Business - Products and Services - Consulting and Benchmarking Services."

   In December 1996, the Company made a minority equity investment of $1.7 million in cash in Computerwire (formerly known as APT Data Group, plc), an independent publisher of magazines, newsletters, and product review bulletins for users and suppliers of IT. Under an exclusive distribution agreement entered into earlier in 1996, the Company markets five of Computerwire's publications in the United States, Canada and Latin America. See "Business - Publications."

   In December 1996, the Company also made a minority equity investment of $2.6 million in cash in Spikes Cavell & Co. Spikes Cavell tracks the United Kingdom and European IT and telecommunications markets, supplying market intelligence to technology vendors.

   In November 1996, the Company acquired all of the intellectual property of DeBoever Architectures, Inc., a consulting firm that provided IT architecture planning and implementation advisory services, for consideration of $90,000, plus ISOs granted to Mr. DeBoever upon commencement of his employment with the Company. The existing practice was merged into the Company's portfolio of Continuous Services to become the Enterprise Architecture Strategies Service. See "Business - Products and Services - Continuous Services."

   The Company regularly invests excess funds in high quality short-term investments, such as repurchase agreements, short-term commercial paper and money market funds. As these investments generally have terms of less than three months, they are included under the caption "Cash and cash equivalents" in the balance sheet.

<PAGE 22>

   In addition, the Company invests in other short-term (less than one-year maturities), high quality marketable debt securities. Generally, these securities are purchased in denominations of $1 million to $5 million and held to maturity. No losses have been experienced on such investments.

   As of December 31, 1997, the Company had cash and cash equivalents of $12.9 million, marketable securities valued at $27.7 million, and working capital of $32.8 million. The Company believes that the existing cash balances and anticipated cash flows from operations will be sufficient to meet its working capital, investment, and capital expenditure requirements for the foreseeable future.

Certain Factors That May Affect Future Results

   The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-K which are not historical facts (including, but not limited to statements concerning international revenues, anticipated operating expense levels and such expense levels relative to the Company's total revenues) constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed within this Form 10-K, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels.

   The following discussion of the Company's risk factors should be read in conjunction with the financial statements and related notes thereto. The following factors, among others, could cause actual results to differ materially from those contained in forward looking statements contained or incorporated by reference in this report and presented by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

Dependence on Renewals of Subscription-Based Services

   Approximately 82% and 83% of the Company's total revenues in 1997 and 1996, respectively, were derived from subscriptions to the Company's Continuous Services. 75% of the Company's Continuous Service clients renewed for one or more subscriptions in 1997 and 1996. There can be no assurance that the Company will be able to sustain such subscription renewal rates. The Company's ability to secure subscription renewals is dependent upon, among other things, its ability to deliver, through its Continuous Services, consistent, high quality and timely analysis and advice with respect to issues, developments and trends that clients view as important. In order to deliver valuable analysis and advice on a sustained basis, the Company must, among other things, recruit and retain a large and growing number of highly talented professionals in a very competitive job market, understand and anticipate market trends so as to keep its analysis focused on the changing needs of its clients, and deliver products and services of sufficiently high quality and timeliness to withstand competition. There

<PAGE 23>

can be no assurance that the Company will be able to sustain the necessary level of performance to maintain its subscription renewal rates at their historical levels. Any material decline in subscription renewal rates from their historical levels would have a material adverse effect on the Company's operating results.

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

Risks Associated with International Operations

   Net revenues attributable to international clients represented approximately 13% and 10% of the Company's total Continuous Services revenues for the years ended December 31, 1997 and 1996, respectively. The Company's products are sold internationally through a network of 22 independent sales representative organizations. Conducting international sales through independent sales representative organizations entails a significantly greater risk than domestic sales through a direct employee sales force for a number of reasons, including a greater accounts receivable collection risk because payment for services is made by the Company's international sales representative organizations, rather than by the client. As such, outstanding collections are at risk if an international distributor is experiencing financial hardship. In addition, the Company's international operations are subject to numerous inherent challenges and risks, including developing and managing relationships with international sales representative organizations, reliance by the Company on sales entities which it does not control, greater difficulty in maintaining direct client contact, fluctuations in exchange rates, political and economic conditions in various jurisdictions, tariffs and other trade barriers, longer accounts receivable collection cycles and potentially adverse tax consequences.

   The Company expects that international operations will continue to account for a significant portion of its revenues and intends to continue to expand its international operations. Expansion into new geographic territories can be expected to require considerable management and financial resources and may negatively impact the Company's near-term results of operations.

<PAGE 24>

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

<PAGE 25>

results through pricing pressure and loss of market share. There can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors.

Risks Associated With New Product Development

   The Company's future success will depend in part on its ability to develop or acquire new products and services that address specific industry and business organization sectors, changes in client requirements and technological changes in the IT industry. The process of internally researching, developing, launching and gaining client acceptance of a new product or service, or assimilating and marketing an acquired product or service, is inherently risky and costly. The Company has had limited experience introducing new products and services and there can be no assurance that its efforts to introduce new, or assimilate acquired, products or services, will be successful. During 1997 and 1996, the Company invested $1.3 million and $5.2 million, respectively, in acquiring minority interests in or advancing funds to several companies whose products, services and/or distribution channels are synergistic. The Company has had limited experience in managing investments of this type and there can be no assurance a return will be realized.

Dependence on Key Personnel

   The Company's future success depends in large part on the continued service of its key management, research, sales, product development and operations personnel and on its ability to continue to motivate and retain highly qualified employees. In particular, the loss of Dale Kutnick, president, chief executive officer and research director, or any of the Company's other senior management personnel, could have a material adverse effect on the Company.

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

Impact of the Year 2000 Issue

   The Company has commenced efforts to ensure that the computer systems and applications upon which it relies for internal operations and external communications with clients and others will function properly beyond 1999. The Company presently believes that the computer systems and programs upon which it relies for its internal operations and external communications are Year 2000 compliant. There can be no assurance, however, that further assessment of the Company's internal systems and applications will not indicate that additional efforts to assure Year 2000 compliance are necessary, and such efforts may be costly and may divert the Company's resources from product development or infrastructure improvement programs. Further, there can be no assurance that the systems operated by other companies upon which the Company relies will be Year 2000 complaint on a timely basis. The Company's business, financial condition or results of

<PAGE 26>

operations could be materially adversely affected by the failure of the Company's internal systems and applications to properly operate or manage data beyond 1999.

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

Potential Acquisitions

   In the normal course of its business, the Company evaluates potential acquisitions of businesses, products and services that could complement or expand the Company's business. In the event the Company were to identify an appropriate acquisition candidate, there is no assurance that the Company would be able to successfully negotiate the terms of any such acquisition, finance such acquisition and integrate such acquired business, products or service into the Company's existing business and operations. Furthermore, the integration of an acquired business could cause a diversion of management time and resources. In addition, there can be no assurance that any acquisition of new technology, information, products or services, will lead to the successful development of new products, or that any such new products, if developed, will achieve market acceptance or prove to be profitable.
There can be no assurance that a given acquisition, when consummated, would not material adversely affect the Company's business, financial condition or results of operations.

New Accounting Policies

Adoption of Statement of Financial Accounting Standards No. 128

   During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common equivalent shares (common stock options) outstanding. Common shares outstanding includes issued shares less shares held in treasury for the respective period. Previously reported earnings per share information has been restated to conform to SFAS 128.

Recently Issued Financial Accounting Standards

   In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income", which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997.

<PAGE 27>

The Company is presently designing such statement and, accordingly, will include such statement beginning with the first quarter of 1998.

   In addition, in June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which a company operates, and their major customers. The Company is presently in the process of evaluating the effect this new standard will have on disclosures in the Company's financial statements and the required information will be reflected in the year ended December 31, 1998 financial statements.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements listed in the following Index to Financial Statements are filed as a part of this Annual Report on Form 10-K under
Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                        INDEX TO FINANCIAL STATEMENTS
                                 META GROUP, INC.

                                                                     Page
                                                                     ----

Independent Auditors' Report                                         F-1

Balance Sheets at December 31, 1997 and 1996                         F-2

Statements of Income for the years ended December 31, 1997,
   1996 and 1995                                                     F-3

Statements of Changes in Stockholders' Equity for the years ended
   December 31, 1997, 1996 and 1995                                  F-4

Statements of Cash Flows for the years ended December 31, 1997,
   1996 and 1995                                                     F-5

Notes to Financial Statements                                        F-6


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

<PAGE 28>
                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item may be found under the sections captioned "Election of Directors," "Occupations of Directors and Executive Officers" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement (the "1998 Proxy Statement") for the Company's Annual Meeting of Stockholders to be held on May 27, 1998, and is incorporated herein by reference. The 1998 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 11.   EXECUTIVE COMPENSATION

   The information required by this item may be found under the section captioned "Compensation And Other Information Concerning Directors And Officers" in the 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

   The information required by this item may be found under the section captioned "Management And Principal Holders Of Voting Securities" in the 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" in the 1998 Proxy Statement, and is incorporated herein by reference.

<PAGE 29>
                                  PART IV

ITEM 14.   EXHIBITS,  FINANCIAL STATEMENT SCHEDULE AND	REPORTS
           ON FORM 8-K

     (a)(1)  Financial Statements.

     The following financial statements are included in Item 8 of this report:

                                                                     Page
                                                                     ----

Independent Auditors' Report                                         F-1

Balance Sheets at December 31, 1997 and 1996                         F-2

Statements of Income for the years ended December 31, 1997,
    1996 and 1995                                                    F-3

Statements of Changes in Stockholders' Equity for the years
    ended December 31, 1997, 1996 and 1995                           F-4

Statements of Cash Flows for the years ended December 31, 1997,
    1996 and 1995                                                    F-5

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

<PAGE 30>

    (a)(3) List of Exhibits.

    The following exhibits are filed as part of, and incorporated by reference into this Annual Report on Form 10-K:

    Exhibit
    Number       Description
    ------       -----------
    3.1(1)       Amended and Restated Certificate of Incorporation of the
                 Company
    3.2(1)       Amended and Restated By-Laws of the Company
    4.1(1)       Specimen certificate representing the Common Stock
   10.1(1)*      1995 Stock Plan
   10.2(2)*      Form of Incentive Stock Option Agreement under the 1995
                 Stock Plan
   10.3(2)*      Form of Non-Qualified Stock Option Agreement under the
                 1995 Stock Plan
   10.4(1)*      1995 Employee Stock Purchase Plan
   10.5(3)*      1995 Employee Stock Purchase Plan Enrollment Authorization
                 Form
   10.6(1)*      1995 Non-Employee Director Stock Option Plan
   10.7(2)*      Form of Non-Qualified Stock Option Agreement under the 1995
                 Non-Employee Director Stock Option Plan of the Registrant
   10.8(1)(4)*   Agreement between First Albany Corporation and the Company dated March 30, 1995
   10.9(1)*      Restated and Amended 1989 Stock Option Plan, as amended
   10.10(1)*     Form of Incentive Stock Option Agreement under 1989 Stock
                 Option Incentive Plan
   10.11(1)*     Form of Certificate and Agreement under Restated and
                 Amended 1989 Stock Option Plan
   10.12(1)*     1993 Stock Option and Incentive Plan, as amended
   10.13(1)*     Form of Certificate and Agreement under 1993 Stock Option
                 and Incentive Plan
   10.14(1)*     Form of Warrant under the Restated and Amended 1989 Stock
                 Option Plan and 1993 Stock Option and Incentive Plan
   10.15(1)      Form of International Sales Representative Agreement
   10.16(1)      Office Lease between International Business Machines
                 Corporation and the Company dated August 1, 1994
   11.1**        Statement re computation of per share earnings
   23.1**        Consent of Deloitte & Touche LLP
   24.1**        Power of Attorney (see page 31)
   27.1**        Financial Data Schedule
   ------------

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

<PAGE 31>

 	(b)	Reports On Form 8-K

   There were no reports on Form 8-K filed by the Company for the quarter ended December 31, 1997.

 	(c)	Exhibits.

   The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above.

<PAGE 32>


                                    SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         META Group, Inc.



Date: March 31, 1998                 By: /s/ Dale Kutnick
                                         -------------------------------------
                                         Dale Kutnick
                                         President and Chief Executive Officer




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


<PAGE 33>

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 31st day of March 1998.


       Signature                               Title(s)
       ---------                               --------

/s/ Dale Kutnick                    President, Chief Executive Officer
-----------------------------       (Principal Executive Officer) and Director
Dale Kutnick



/s/ Bernard F. Denoyer              Senior Vice President-Finance, Chief
-----------------------------       Financial Officer, Treasurer and
Bernard F. Denoyer                  Secretary (Principal Financial Officer
                                    and Principal Accounting Officer)



/s/ Marc Butlein                    Director
-----------------------------
Marc Butlien



/s/ Francis J. Saldutti             Director
-----------------------------
Francis J. Saldutti



/s/ Harry S. Gruner                 Director
-----------------------------
Harry S. Gruner



/s/ Michael Simmons                 Director
-----------------------------
Michael Simmons




/s/George C. McNamee               Director
-----------------------------
George C. McNamee


<PAGE F-1>

                            INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
META Group, Inc.
Stamford, Connecticut

   We have audited the accompanying balance sheets of META Group, Inc. as of December 31, 1997 and 1996, and the related statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed at Item 14(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, such financial statements present fairly, in all material respects, the financial position of META Group, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 6, 1998


<PAGE F-2>

                                 META GROUP, INC.
                                  BALANCE SHEETS
                       (In thousands, except share data)

                                                            December 31,
                                                            ------------

                                                           1997         1996
                        ASSETS                             ----         ----
Current assets:
  Cash and cash equivalents                             $12,910      $19,335
  Marketable securities                                  23,700       15,684
  Accounts receivable, less allowance for doubtful
    accounts of $828 and $751                            26,302       18,136
  Deferred commissions                                    1,351        1,475
  Deferred tax asset                                      1,490        1,175
  Other current assets                                    1,126          481
                                                        -------      -------
    Total current assets                                 66,879       56,286
  Marketable securities                                   4,046
  Furniture and equipment, net                            2,765        2,330
  Deferred tax asset                                      7,759        5,532
  Other assets                                            8,004        6,023
                                                        -------      -------
    Total assets                                        $89,453      $70,171
                                                        =======      =======


                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $   974      $   837
  Accrued compensation and other expenses                 3,943        3,721
  Deferred revenues                                      29,136       22,885
                                                        -------      -------
    Total current liabilities                            34,053       27,443
                                                        -------      -------

Commitments and contingencies (See Note 7)

Stockholders' equity:
  Preferred stock, $.01 par value, authorized
  2,000,000 shares; none issued
  Common stock, $.01 par value, authorized
    45,000,000 shares; issued 7,849,921 and
    6,764,160 shares                                        78            68
  Paid-in capital                                       49,983        43,088
  Retained earnings (deficit)                            5,659          (108)
  Treasury stock, at cost, 431,344 shares                 (320)         (320)
                                                       -------       -------
    Total stockholders' equity                          55,400        42,728
                                                       -------       -------
    Total liabilities and stockholders' equity         $89,453       $70,171
                                                       =======       =======


                         See notes to financial statements.

<PAGE F-3>

                                 META GROUP, INC.
                              STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                     Year Ended December 31,
                                                     -----------------------
                                                     1997      1996      1995
                                                     ----      ----      ----
Revenues:
  Continuous services                               $41,805   $30,769  $22,334
  Other, principally consulting and publications      9,390     6,197    3,001
                                                    -------   -------   ------
    Total revenues                                   51,195    36,966   25,335
                                                    -------   -------  -------
Operating expenses:
  Cost of services and fulfillment                   24,602    18,908   14,515
  Selling and marketing                              12,477     8,797    6,329
  General and administrative                          5,006     3,728    2,180
  Depreciation and amortization                       1,501     1,086      676
                                                    -------   -------  -------
    Total operating expenses                         43,586    32,519   23,700
                                                    -------   -------  -------

Operating income                                      7,609     4,447    1,635
                                                    -------   -------  -------

Other income (expense):
  Gain on sale of investment                                               250
  Interest income                                     2,138     1,909      217
  Interest expense                                                         (19)
                                                    -------   -------   ------

    Total other income (expense)                      2,138     1,909      448
                                                    -------   -------   ------

Income before provision (benefit) for income tax      9,747     6,356    2,083

Provision (benefit) for income tax                    3,980     2,730   (1,547)
                                                    -------   -------   ------

Net income                                          $ 5,767   $ 3,626  $ 3,630
                                                    =======   =======  =======

Net income per diluted common share                 $   .72   $   .47  $   .67
                                                    =======   =======  =======

Weighted average number of diluted common
  shares outstanding                                $ 7,958     7,668    5,414
                                                    =======   =======  =======

Net income  per basic common share                  $   .80   $   .61  $  1.13
                                                    =======   =======  =======

Weighted average number of basic common
  shares outstanding                                  7,214     5,950    3,210
                                                    =======   =======  =======

                        See notes to financial statements.

<PAGE F-4>

                                         META GROUP, INC.
                          STATEMENTS OF CHANGES IN  STOCKHOLDERS' EQUITY
                                         (In thousands)

                                           Convertible                                 Retained
                                         Preferred Stock    Common Stock    Paid-in    Earnings    Treasury Stock
                                         ---------------    ------------                          --------------
                                 Total   Shares  Amount   Shares  Amount   Capital    (Deficit)   Shares   Amount
                                 -----   ------  ------   ------  ------   -------    ---------   ------   ------

Balance, January 1, 1995        $(7,226)                   2,625   $26      $   290    $(7,364)    (285)    $(178)
Issuance of Series B Preferred
  Stock                           2,079    85    $2,079
Exercise of stock options           255                      716     7          248
Repurchase of common stock         (142)                                                           (146)     (142)
Issuance of IPO shares           30,207                    1,860    19       30,188
Conversion of Series B
  Preferred Stock                         (85)   (2,079)     339     3        2,076
Conversion of Series A
  Preferred Stock                1,500                       346     4        1,496
Exercise of Warrants               134                        35                134
Income tax benefit from stock
  options exercised              1,431                                        1,431
Net income                       3,630                                                    3,630
                               -------    ---    -------   -----   ---      --------     -------    -----    ____
Balance, December 31, 1995      31,868                     5,921    59       35,863      (3,734)    (431)    (320)
Exercise of stock options          621                       827     8          613
Costs related to the IPO           (33)                                         (33)
Issuance of shares under
  employee stock purchase plan     322                        16     1          321
Income tax benefit from stock
  options exercised              6,324                                        6,324
Net income                       3,626                                                    3,626
                               -------    ---   --------   -----   ---      -------      ------       ----    ----
Balance, December 31, 1996      42,728                     6,764    68       43,088        (108)     (431)   (320)
Exercise of stock options          364                     1,072    10          354
Issuance of shares under
  employee stock purchase plan     254                        14                254
Income tax benefit from stock
  options exercised              6,287                                        6,287
Net income                       5,767                                                    5,767
                               -------    ---   --------   -----   ---      -------      ------      ----    -----
Balance, December 31, 1997     $55,400                     7,850   $78      $49,983      $5,659      (431)   $(320)
                               =======    ===   ========   =====   ===      =======      ======      =====   =====


                              See notes to financial statements.

<PAGE F-5>

                                       META GROUP, INC.
                                  STATEMENTS OF CASH FLOWS
                                       (In thousands)

                                                       Year Ended December 31,
                                                       -----------------------
                                                     1997       1996      1995
                                                     ----       ----      ----

Operating activities:
Net income                                         $ 5,767   $ 3,626   $ 3,630
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                      1,501     1,086       676
  Provision for bad debts                               77       318       142
  Deferred income taxes                              3,820     2,682    (1,547)
  Gain on sale of investment                                              (250)
  Changes in assets and liabilities:
    Accounts receivable                             (8,243)   (7,907)   (2,005)
    Deferred commissions                               124      (325)     (148)
    Other current assets                              (645)     (155)     (304)
    Other assets                                      (740)     (705)      (91)
    Accounts payable                                   137        (8)       24
    Accrued compensation and other expenses            144       548       530
    Deferred revenues                                6,251     6,328     3,073
                                                   -------   -------    ------

Net cash provided by operating activities            8,193     5,488     3,730
                                                   -------   -------    ------
Investing activities:
  Capital expenditures                              (1,908)   (1,748)   (1,054)
  Investment in marketable securities              (12,062)  (15,684)
  Investments and advances                          (1,266)   (5,156)
  Proceeds from sale of investment                                         265
                                                   -------   -------    ------

Net cash used in investing activities              (15,236)  (22,588)     (789)
                                                   =======   =======    ======

Financing activities:
  Proceeds (costs) related to the IPO                            (33)   30,207
  Proceeds from issuance of preferred stock                              2,079
  Payments of debt                                                        (250)
  Proceeds from employee stock purchase plan           254       322
  Proceeds from exercise of stock options              364       621       255
  Proceeds from exercise of Warrants                                       134
  Repurchase of common stock                                              (142)
                                                    ------    ------   -------

Net cash provided by financing activities              618       910    32,283
                                                   -------    ------   -------

Net increase (decrease) in cash and cash
  equivalents                                       (6,425)  (16,190)   35,224
Cash and cash equivalents at beginning of year      19,335    35,525       301
                                                   -------   -------   -------

Cash and cash equivalents at end of year           $12,910   $19,335   $35,525
                                                   =======   =======   =======
Supplemental information:
  Cash paid during the year for interest                               $    23
                                                                       =======
  Cash paid during the year for income taxes       $   216   $    48
                                                   =======   =======

                            See notes to financial statements.


<PAGE F-6>
                              NOTES TO FINANCIAL STATEMENTS

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

     Revenues from international sales representative organizations, primarily in Europe, accounted for approximately 13%, 10% and 7% of the Company's total Continuous Services revenues for the years ended
December 31, 1997, 1996 and 1995, respectively.

2.   Significant Accounting Policies

     Revenue and Commission Expense Recognition Continuous Services revenues are recognized on a straight-line basis over the subscription contract period, generally one year. All subscription contracts are billable at signing, absent special terms granted on a limited basis from time to time. As such, the Company's policy is to record at the time of signing of a Continuous Services subscription contract the fees receivable and related deferred revenues for the full amount of the subscription contract. The Company also records the related commission obligation upon the signing of the subscription contract and amortizes the corresponding deferred commission expense over the subscription period in which the related Continuous Services revenues are earned and amortized to income. All subscription contracts are cancelable only for non-performance, except for government contracts which have a 30-day cancellation clause. Historically, such cancellations have not been material. Other revenues, consisting principally of consulting, conferences, and publications, are recognized at the time the related service is rendered or product delivered.

     Product Development All costs incurred in the development of new products and services are expensed as incurred.

     Furniture and Equipment Furniture and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets which range from three to seven years.

<PAGE F-7>

     Income Taxes Deferred income taxes are provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities as measured by the enacted tax rates.

     Cash Equivalents and Marketable Securities Cash and cash equivalents include cash on hand and all investments in highly liquid instruments purchased with original maturities of three months or less. Investments with original maturaties of more than three months are classified as Marketable Securities. Marketable securities are considered "held-to-maturity" and valued at cost, which approximates market. The Company intends to hold all marketable securities investments to maturity.

     Adoption of Statement of Financial Accounting Standards No. 128
During 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common equivalent shares (common stock options) outstanding. Common shares outstanding includes issued shares less shares held in treasury for the respective period. Previously reported earnings per share information has been restated to conform to SFAS 128.

                                               Year Ended December 31,
                                               -----------------------
                                            1997         1996          1995
                                            ----         ----          ----
                                       (In thousands, except per share amount)
   Net income available to
     common shareholders                  $5,767       $3,626        $3,630
                                          ------       ------        ------

   Basic shares outstanding                7,214        5,950         3,210
   Effect of dilutive stock options          744        1,718         2,204
                                          ------       ------        ------
   Diluted shares outstanding              7,958        7,668         5,414
                                          ------       ------        ------
   Earnings per share:
     Basic                                $  .80       $  .61        $ 1.13
     Diluted                              $  .72       $  .47        $  .67


     Concentration of Credit Risk Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no material off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company invests the majority of its cash balances in short-term, high quality marketable debt securities, managed by three financial institutions. The Company's accounts receivable balances are primarily domestic. No single client accounted for greater than 2% of revenues or represents a significant credit risk to the Company.

<PAGE F-8>

     Fair Value of Financial Instruments Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate that value. The carrying amount of all of the Company's cash and cash equivalents, and marketable securities, approximates fair value due to the short-term maturity of those investments.

     Recently Issued Financial Accounting Standards In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company is presently designing such statement and, accordingly, will include such statement beginning with the first quarter of 1998.

     In addition, in June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which a company operates, and their major customers. The Company is presently in the process of evaluating the effect this new standard will have on disclosures in the Company's financial statements and the required information will be reflected in the year ended December 31, 1998 financial statements.

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

<PAGE F-9>

4.   Furniture and Equipment

     Furniture and equipment consists of the following (in thousands):

                                                           December 31,
                                                           ------------
                                                       1997            1996
                                                       ----            ----
     Leasehold improvements                          $  208          $  152
     Computer equipment, software, and peripherals    4,809           3,727
     Furniture and fixtures                             703             573
                                                     ------          ------
                                                      5,720           4,452
     Less: accumulated depreciation                  (2,955)         (2,122)
                                                     ------          ------
                                                     $2,765          $2,330
                                                     ======          ======

5.   Other Assets

     Other assets include the following (in thousands):

                             December 31, 1997	           December 31, 1996
                            -----------------            -----------------
                     Equity Investment Advances   Equity Investment  Advances
                     ----------------- --------    ------------------ -------
                            <C

Computerwire, plc.           $1,700                        $1,692
Computerwire, Inc.              166         $50               150        $200
Spikes Cavell & Co.           2,674                         2,552
META CXP LLC                     83         200                83         200
Market Perspectives Inc         294                           279
FirstMatter(SRI)                 23       1,232
                              -----      ------             ------       ----
   Total                     $4,940      $1,482             $4,756       $400
                             ======      ======             ======       ====


     In December 1997, the Company acquired certain assets and all the intellectual capital of the Verity Group, Inc. for contingent consideration of $1.1 million over four years, if certain operating targets are achieved. Verity Group provides helpdesk and callcenter consulting and benchmarking services, and will provide these services for the Company's new Customer Management Strategies practice within META Group Consulting.

     In November 1997, the Company invested $1.3 million in a joint venture (in which the Company owns a 33% interest) with SRI Consulting, Inc., designed to deliver thought-leading research, methods, metrics, and tools to senior management of global 2000 companies scenario planning for the future. SRI Consulting, Inc. is a wholly owned subsidiary of SRI International, a Silicon Valley based think-tank working with companies worldwide to identify market opportunities and develop strategies for competing in technology-driven markets.

<PAGE F-10>

     In December 1996, the Company made an equity investment of $1.7 million in Computerwire (formerly known as APT Data Group, plc), an independent publisher of magazines, newsletters and product review bulletins for users and suppliers of IT. Under an exclusive distribution agreement entered into during 1996, the Company markets several of Computerwire's publications in the United States, Canada, and Latin America.

     In December 1996, the Company also made an equity investment of $2.6 million in Spikes Cavell & Co. Spikes Cavell tracks the United Kingdom and European IT and telecommunications markets, supplying market intelligence to technology vendors.

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

7.   Commitments and Contingencies

     Lease Commitments:

     The Company leases office facilities and equipment under noncancelable operating leases. Future minimum lease payments relative to these agreements are as follows (in thousands):

            Year ending December 31,
            ------------------------
            1998                                    $1,892
            1999                                     1,844
            2000                                     1,724
            2001                                     1,547
            2002                                        37
                                                     -----
            Total                                   $7,044
                                                    ======

     Total rent expense included in the statements of income was $1.6 million, $1.3 million and $1.1 million for years ended December 31, 1997, 1996, and 1995, respectively.

     Contingencies:

     The Company is a party to certain legal proceedings other than as described below. The Company believes that none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations or financial condition. Accordingly, no provision for any liability has been made in the accompanying financial statements.

<PAGE F-11>

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

     The Company currently guarantees certain local bank borrowings of its independent sales representative organizations in Europe by extending irrevocable letters of credit to local banks, renewable annually. Should the independent sales representative default on the terms of their repayment obligations to their bank, the Company's guarantee would be called upon.
The total of these guarantees is less than $500,000 and none exceeds $200,000.

<PAGE F-11>

8.   Income Taxes

The provision (benefit) for income taxes is as follows (in thousands):


                                        Year Ended December 31,
                                        -----------------------
                                        1997      1996      1995
                                        ----      ----      ----

Current -  state                      $  160    $   48
                                      ------    ------
Deferred - federal                     2,866     2,080    $(1,200)
         - state                         954       602       (347)
                                      ------    ------    -------
                                       3,820     2,682     (1,547)
                                      ------     -----    -------
                                      $3,980    $2,730    $(1,547)
                                      ======    ======    =======


     A reconciliation of the income tax provision from the amount computed using the federal statutory rate is as follows (in thousands):

                                        Year Ended December 31,
                                        -----------------------
                                        1997      1996       1995
                                        ----      ----       ----
Income tax at statutory rate          $3,314    $2,161    $   708
State taxes, net of federal benefit      659       429        149
Other                                      7       140         61
Impact of valuation allowance                              (2,465)
                                      ------    ------    -------
                                      $3,980    $2,730    $(1,547)
                                      ======    ======    =======

     The principal components of the Company's deferred tax assets and (liabilities) areas follows (in thousands):

                                         December 31,
                                        --------------
                                        1997      1996
                                        ----      ----
Depreciation                          $   74    $  (21)
Accrued liabilities                    1,157       876

<PAGE F-12>

Allowance for doubtful accounts          336       305
Capitalization of product
  development costs                       35        41
Net operating loss carryforwards       8,789     6,355
                                      ------    ------
Deferred tax asset                    10,391     7,556
  Valuation allowance                 (1,142)     (849)
                                      ------    ------
Net deferred tax asset                $9,249    $6,707
                                      ======    ======

     The Company had a valuation allowance of $2,920,000 at December 31, 1994 against its deferred tax assets primarily as a result of a significant net operating loss carryforward position. The Company believed that, due to the expected future Federal taxable income, it was more likely than not that a substantial portion of these deferred tax benefits would be realized, and therefore, the valuation allowance was reduced to $455,000 effective
January 1, 1995. Accordingly, the Company included a benefit of $2,465,000 for this reduction in its tax provision for 1995. During the years ended December 31, 1997 and 1996, the Company increased the valuation allowance by $343,000 and $394,000, respectively, which represents the tax effect of the state net operating loss carryforwards generated these years.

     At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of $21.2 million expiring in 2004 through 2010.

     The exercise of non-qualified stock options and the disqualifying dispositions of incentive stock options under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the recipients and deductible by the Company for federal and state income tax purposes. The tax benefit recognized from the utilization of such deductions increased paid-in capital by $6.3 million, $6.3 million, and $1.4 million during the years ended December 31, 1997, 1996, and 1995, respectively. In accordance with Accounting Principles Board Opinion
No. 25, compensation resulting from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options is not recognized as an expense for financial accounting purposes. As of December 31, 1997, 103,400 shares were issuable upon the exercise of outstanding non-qualified stock options held by employees.

9.   Preferred Stock

     In connection with the Company's initial public offering in 1995, the following preferred stock transactions occurred:

     a) $1,500,000 of previously issued Series A Preferred Stock automatically converted into 345,624 shares of common stock and all accrued dividends were extinguished.

     b) Series A Preferred Stock warrants were exercised for $134,000.
        The shares of Series A Preferred Stock issued upon the exercise of the warrants automatically converted into 35,456 shares of common stock.

<PAGE F-13>

     c) Investors purchased $2,078,629 (84,842 shares) of Series B Convertible Preferred Stock. Of this amount, First Albany purchased 75,000 shares for $1,837,500 (see Note 12). The Series B Convertible Preferred Stock automatically converted into 339,368 shares of common stock.

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

<PAGE F-13>

ISOs were granted at an exercise price of not less than fair market value while certain NQSOs were granted at an exercise price of less than fair market value. Fair market value was determined by the Company's Board of Directors. The shares issued upon exercise of options granted under the Plans are subject to a right of first offer in favor of the Company whereby the Company has the right, at its option, to purchase such shares on the same terms and conditions of any bona fide offer by third party. Such right of first offer terminated upon the effective date of the initial public offering. The Board of Directors determined the date(s) at which options vest and become exercisable. Upon adoption of the 1995 Stock Plan, the 1993 Stock Option and Incentive Plan and the 1989 Stock Option Plan were terminated, except as to outstanding stock options. At December 31, 1997, 338,190 shares were issuable upon the exercise of outstanding NQSOs. All other stock options outstanding were ISOs.

<CAPTIONS>

                                           Options      Option Price Range
                                           -------      ------------------
    Outstanding January 1, 1995           3,126,336     $  .15  -  $ 2.00
      Granted                               301,500       2.00  -   10.63
      Exercised                            (714,864)       .15  -    2.00
      Canceled                             (135,540)       .375 -    4.75
                                          ---------     -------    ------
    Outstanding December 31, 1995         2,577,432        .15  -   10.63

      Granted                               443,370      20.625 -   33.25
      Exercised                            (827,524)       .15  -   24.75
      Canceled                             (105,259)       .95  -   26.50
                                          ---------     ------     ------
    Outstanding December 31, 1996         2,088,019        .15  -   33.25

      Granted                               480,425      17.75  -   24.75
      Exercised                          (1,072,025)       .15  -   23.75
      Canceled                              (99,278)       .95  -   26.50
                                          ---------     ------     ------
    Outstanding December 31, 1997         1,397,141     $  .15  -  $33.25
                                          =========

    Exercisable:
      December 31, 1997                     667,676
                                          =========
      December 31, 1996                   1,470,665
                                          =========


<PAGE F-14>

     In October 1995, the Company adopted the 1995 Stock Plan, 1995 Non-Employee Director Stock Option Plan, and 1995 Employee Stock Purchase Plan. Details of the Plans are as follows:

     1995 Stock Plan. The Company's 1995 Stock Plan (the "1995 Plan") was adopted by the Board of Directors on October 2, 1995 and approved by the Company's stockholders on October 4, 1995. The 1995 Plan provides for the issuance of a maximum of 1,500,000 shares of common stock pursuant to the grant to employees of ISOs and the grant of NQSOs, stock awards or opportunities to make direct purchases of stock in the Company to employees, consultants, directors and officers of the Company.

     1995 Non-Employee Director Stock Option Plan. The 1995 Non-Employee Director Stock Option Plan (the "Director Option Plan") was adopted by the Board of Directors on October 2, 1995 and approved by the Company's stockholders on October 4, 1995. The Director Option Plan provides for the grant of NQSOs to purchase a maximum of 150,000 shares of common stock of the Company to non-employee directors of the Company. All options granted under the Director Option Plan will have an exercise price equal to the fair market value of common stock on the date of grant. The term of each option will be for a period of ten years from the date of grant.

     1995 Employee Stock Purchase Plan. The 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan") was adopted by the Board of Directors and approved by the Company's stockholders on October 2, 1995. The 1995 Purchase Plan provides for the issuance of a maximum of 250,000 shares of common stock pursuant to the exercise of non-transferable options granted to participating employees. The exercise price for the option is 85% of the lesser of the market price of the Company's common stock on the first or last day of the semi-annual plan period. During the years ended December 31, 1997 and 1996, the Company issued 13,736 and 15,516 shares, respectively, under the 1995 Purchase Plan.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                           OPTIONS GRANTED                 OPTIONS EXERCISED
                           ---------------                 -----------------

                                WEIGHTED    WEIGHTED                  WEIGHTED
    RANGE OF         NUMBER     AVERAGE	    AVERAGE      NUMBER       AVERAGE
    EXERCISE      OUTSTANDING   REMAINING   EXERCISE   EXERCISABLE    EXERCISE
     PRICES      AS OF 12/31/97   LIFE       PRICE    AS OF 12/31/97   PRICE

$  .15 - $ 1.25     302,286      3.96     $  .7888      302,286      $  .7888
  2.00 -  10.63     298,311      5.71       3.0919      225,818        2.8453
 17.75 -  17.75     262,510      9.25      17.7500            0        0.0000
 18.50 -  22.50     284,074      8.65      21.2565       44,920       22.1802
 22.75 -  33.25     249,960      8.66      24.6251       94,652       25.0776
                  ---------      ----     --------      -------      --------
   .15 -  33.25   1,397,141      7.12     $12.8935      667,676      $ 6.3668
                  =========      ====     ========      =======      ========


     The estimated fair value of options granted during 1997 and 1996 was $9.78 per share and $13.08 per share, respectively. The Company applies

<PAGE F-15>

Accounting Principles Board Opinion No.25 and related interpretations in accounting for its stock option and purchase plans. No compensation cost has been recognized for the Company's fixed stock option plans and stock purchase plan. Had compensation cost for the Company's stock option plans and stock purchase plan been determined based on fair value at the option grant dates for awards in accordance with the provisions of SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1997 and 1996, would have been reduced to the pro forma amounts indicated below:


Net income applicable to common shareholders:      1997      1996
                                                   ----      ----
          As reported                            $5,767    $3,626
          Pro forma                               3,867     2,396

Net income per diluted common share:

          As reported                            $  .72    $  .47
          Pro forma                                 .49       .31

Net income per basic common share:

          As reported                            $  .80    $  .61
          Pro forma                                 .54       .40


     The fair value of options granted under the Company's fixed stock option plans during 1997 and 1996 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used: dividend yield of zero, expected volatility of approximately 58%, risk free interest rate of approximately 6% and expected lives of option grants of approximately 2.5 years. Pro forma compensation cost related to shares purchased under the 1995 Employee Stock Purchase Plan is measured based on the discount from market value. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future pro forma effects. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

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

12.  Related Party Transactions

     In March 1995, the Company entered into an exclusive strategic alliance agreement with First Albany Corporation ("First Albany"), a financial services firm. The agreement provides for the distribution of the Company's written research and analysis, in its original form or as customized and expanded by First Albany, to First Albany's financial services customers, which include many institutional investors who are large IT users. The

<PAGE F-16>

agreement restricts the Company from marketing its services to any broker dealer or sell-side firm offering services similar to those offered by First Albany. The Company is permitted to market and sell Continuous Services to First Albany buy-side customers. The initial term of this agreement is four years, annually renewable by First Albany thereafter, subject to attainment of specified minimum revenue targets. The Company recognized $616,500, $425,000 and $275,000 in revenues from this arrangement during the years ended December 31, 1997, 1996, and 1995, respectively. First Albany was the owner of 75,000 shares of the Series B Preferred Stock, which converted automatically to 300,000 shares of common stock in connection with the Company's initial public offering (see Note 9, Preferred Stock). George
C. McNamee, a director of the Company, is also Chairman and Co-Chief Executive Officer of First Albany.

13.  Selected Quarterly Financial Data (Unaudited)

     The following table sets forth certain key interim financial information for the years ended December 31, 1997 and 1996.

                                        First     Second     Third     Fourth
                                       Quarter    Quarter    Quarter   Quarter
                                       -------    -------    -------   -------
                                      (In thousands, except per share amounts)
1997:
Revenues:
  Continuous services                 $ 9,172    $ 9,846    $10,713    $12,074
  Other, principally consulting
    and publications                    1,639      1,892      2,705      3,154
                                      -------    -------    -------    -------
      Total revenues                   10,811     11,738     13,418     15,228
                                      -------    -------    -------    -------
Operating expenses:
  Cost of services and fulfillment      5,532      5,838      6,344      6,888
  Selling and marketing                 2,341      2,770      3,469      3,897
  General and administrative            1,158      1,199      1,279      1,370
  Depreciation and amortization           333        366        391        411
                                      -------    -------    -------    -------
      Total operating expenses          9,364     10,173     11,483     12,566
                                      -------    -------    -------    -------
Operating income                        1,447      1,565      1,935      2,662
                                      -------    -------    -------    -------
Net income                            $ 1,107    $ 1,198    $ 1,570    $ 1,892
                                      =======    =======    =======    =======
Net income per diluted common share   $   .14    $   .15    $   .19    $   .24
                                      =======    =======    =======    =======
Net income per basic common share     $   .17    $   .16    $   .21    $   .26
                                      =======    =======    =======    =======

1996:
Revenues:
  Continuous services                 $ 6,707    $ 7,133    $ 8,093    $ 8,836
  Other, principally consulting
    and publications                    1,431      1,500      1,550      1,716
                                      -------    -------    -------    -------
      Total revenues                    8,138      8,633      9,643     10,552
                                      -------    -------    -------    -------
Operating expenses:
  Cost of services and fulfillment      4,541      4,579      4,788      5,000
  Selling and marketing                 1,792      2,075      2,383      2,547
  General and administrative              802        877      1,000      1,049
  Depreciation and amortization           225        251        284        326
                                       ------     ------    -------    -------
      Total operating expenses          7,360      7,782      8,455      8,922
                                       ------     ------    -------    -------
Operating income                          778        851      1,188      1,630
                                       ------     ------    -------    -------
Net income                             $  719     $  731    $   966    $ 1,210
                                       ======     ======    =======    =======
Net income per diluted common share    $  .09     $  .09    $   .13    $   .16
                                       ======     ======    =======    =======
Net income per basic common share      $  .13     $  .13    $   .16    $   .19
                                       ======     ======    =======    =======

<PAGE S-1>

                                                              SCHEDULE II

                                   META GROUP, INC.

                          VALUATION AND QUALIFYING ACCOUNTS
                                   (In thousands)



                                                           Additons
                                                  ----------------------------
                                                    Charged        Charged
                                    Balance at    (Credited) to  (Credited) to                Balance
                                    Beginning of    Costs and      Other                      at End
                                     Period         Expenses      Accounts      Deductions    of Period
                                    ------------  -------------  -------------  ----------    ---------

Year ended December 31, 1997:
  Allowance for doubtful accounts    $  751        $    77                                    $  828
                                     ------        -------                                    ------
  Valuation allowance for deferred
    tax asset                        $  849        $   343                        $50         $1,142
                                     ------        -------                        ---         ------

Year ended December 31, 1996:
  Allowance for doubtful accounts    $  433        $   318                                    $  751
                                     ------        -------                                    ------
  Valuation allowance for deferred
    tax asset                        $  455        $   394                                    $  849
                                     ------        -------                                    ------

Year ended December 31, 1995:
  Allowance for doubtful accounts    $  297        $   142                        $ 6         $  433
                                     ------        -------                        ---         ------
  Valuation allowance for deferred
    tax asset                        $2,920        $(2,465)                                   $  455
                                     ------        -------                        ---         ------


                                   META GROUP, INC.
                        INDEX TO EXHIBITS FILED WITH FORM 10-K
                             YEAR ENDED DECEMBER 31, 1997

Exhibit
Number                              Description
------        --------------------------------------------------------

3.1(1)        Amended and Restated Certificate of Incorporation of the 	Company

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

10.14(1)*     Form of Warrant under the Restated and Amended 1989 Stock
              Option Plan and 1993 Stock Option and Incentive Plan

10.15(1)      Form of International Sales Representative Agreement

10.16(1) Office Lease between International Business Machines Corporation and the Company dated August 1, 1994

11.1**        Statement re computation of per share earnings

23.1**        Consent of Deloitte & Touche LLP

24.1**        Power of Attorney (see page 31)

27.1**        Financial Data Schedule

__________________
   (1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1(File No. 33-97848).
   (2) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 333-1854).
   (3) Incorporated herein by reference to the exhibits to the Company's Registration Statement on form S-8 (File No. 33-80539).
   (4)  Confidential treatment obtained as to certain portions.

* Indicates a management contract or any compensatory plan, contract or arrangement.
** Filed herewith.

                                                           EXHIBIT 11.1

                                 META GROUP, INC.

                      EXHIBIT TO ANNUAL REPORT ON FORM 10-K

                     Computation of Net Income Per Common Share


                                      Year Ended          Year Ended            Year Ended
                                  December 31, 1997    December 31, 1996        December 31, 1995
                                  -----------------    -----------------        -----------------
Net income                           $5,767,000           $3,626,000           $3,630,000
                                     ==========           ==========           ==========
Weighted average number of
 common and common equivalent
 shares outstanding:

   Average number of common shares
    outstanding during the year       7,214,432            5,950,467            3,210,100

   Add common share equivalents
     -- options to purchase
     common shares                      743,159            1,717,278            2,204,224
                                     ----------           ----------           ----------

                                      7,957,591            7,667,745            5,414,324
                                     ==========           ==========           ============
Net income per diluted common
 share                               $      .72           $      .47           $      .67
                                     ==========           ==========           ==========

Net income per basic common share    $      .80           $      .61           $     1.13
                                     ==========           ==========           ==========


                                                              EXHIBIT 23.1


                      INDEPENDENT AUDITORS' CONSENT
                      _____________________________



We consent to the incorporation by reference in META Group, Inc.'s
Registration Statement Nos. 33-80539 and 333-1854 on Form S-8 of our report dated February 6, 1998 and appearing on page F-1 of the Annual Report on Form 10-K for the year ended December 31, 1997.




DELOITTE & TOUCHE LLP

Stamford, Connecticut
March 31, 1998







