Form 10-Q
period 1998-03-31
META GROUP INC
filed 1998-05-15
CIK 1000015

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549

                                FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarterly period ended March 31, 1998

                                   OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934.
             For the Transition period from ______ to ______


                        Commission File Number 0-27280


                              META Group, Inc.
         (Exact name of registrant as specified in its charter)


                Delaware                         06-0971675
         ------------------------        --------------------------------
      (State or other jurisdiction of    (IRS Employer Identification No.)
       incorporation or organization)


                208 Harbor Drive, Stamford, Connecticut 06912-0061
                --------------------------------------------------
            (Address of principal executive offices, including Zip Code)


                                (203) 973-6700
                               --------------
             (Registrant's telephone number, including area code)

                      --------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   	Yes [1]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of April 30, 1998 was 7,488,600.


                      Total Number of Pages:     15
                      Exhibit Index is on Page:  14

                           META Group, Inc.


                                INDEX
                                _____


                                                                    Page
                                                                    ____

Part I         FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheets:
                 March 31, 1998 (unaudited) and December 31, 1997       3

               Statements of Income (unaudited):
                 Three months ended March 31, 1998 and 1997             4

               Statements of Cash Flows (unaudited):
                 Three months ended March 31, 1998 and 1997             5

               Notes to Financial Statements                            6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      7


Part II        OTHER INFORMATION

      Item 1.  Legal Proceedings                                       12


      Item 6.  Exhibits and Reports on Form 8-K                        12


Signature                                                              13

<CAPITON>

PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements


                                  META Group, Inc.

                                  BALANCE SHEETS
                                  (in thousands)



                                                 March 31,        December 31,
____________________________________________________________________________
Assets                                               1998                1997
                                               ______________________________
Current assets:                                (unaudited)
  Cash and cash equivalents                       $12,120             $12,910
  Marketable securities                            23,004              23,700
  Accounts receivable, net                         22,762              26,302
  Deferred commissions                              1,895               1,351
  Deferred tax asset                                1,490               1,490
  Other current assets                              1,833               1,126
                                                  -------             -------
    Total current assets                           63,104              66,879
  Marketable securities                             7,160               4,046
  Furniture and equipment, net                      3,122               2,765
  Deferred tax asset                                6,734               7,759
  Other assets                                      8,707               8,004
                                                  -------             -------
    Total assets                                  $88,827             $89,453
                                                  =======             =======

Liabilities and Stockholders'Equity
Current liabilities:
  Accounts payable                                $   130             $   974
  Accrued compensation and other expenses           1,305               3,943
  Deferred revenues                                30,062              29,136
                                                  -------             -------
    Total current liabilities                      31,497              34,053
                                                  -------             -------

Stockholders' equity:
  Preferred stock                                      --                  --
  Common stock                                         79                  78
  Paid-in capital                                  50,264              49,983
  Retained earnings                                 7,307               5,659
  Treasury stock, at cost                            (320)               (320)
                                                  -------             -------
    Total stockholders' equity                     57,330              55,400
                                                  -------              ------

    Total liabilities and stockholders' equity    $88,827             $89,453
                                                  =======             =======

                           See notes to financial statements.


                                   META Group, Inc.

                                 STATEMENTS OF INCOME
                        (in thousands, except per-share data)
                                    (unaudited)


                                                    For the three months ended
                                                              March 31,
-----------------------------------------------------------------------------
                                                         1998            1997
                                                      --------        -------
Revenues:
  Continuous services                                 $12,972         $ 9,172
  Other, principally consulting and publications        2,170           1,639
                                                      -------         -------
    Total revenues                                     15,142          10,811
                                                      -------         -------

Operating expenses:
  Cost of services and fulfillment                      7,538           5,532
  Selling and marketing                                 3,446           2,341
  General and administrative                            1,520           1,158
  Depreciation and amortization                           447             333
                                                      -------         -------
    Total operating expenses                           12,951           9,364
                                                      -------         -------
Operating income                                        2,191           1,447

Interest income                                           605             465
                                                      -------         -------

Income before provision for income taxes                2,796           1,912

Provision for income taxes                              1,148             805
                                                      -------         -------

Net income                                            $ 1,648         $ 1,107
                                                      =======         =======

Net income per diluted common share                   $   .20         $   .14
                                                      =======         =======
Weighted average number of diluted common
  shares outstanding                                    8,199           7,813
                                                      =======         =======

Net income per basic common share                     $   .22         $   .16
                                                      =======         =======

Weighted average number of basic
  common shares outstanding                             7,441           6,793
                                                      =======         =======

                         See notes to financial statements.

                                   META Group, Inc.

                               STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)


                                                   For the three months ended
                                                              March 31,
_____________________________________________________________________________
                                                            1998         1997
Operating activities:
Net income                                               $ 1,648      $ 1,107
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                              447          333
  Deferred income taxes                                    1,025          805
  Changes in assets and liabilities:
    Accounts receivable                                    3,540        3,967
    Deferred commissions                                    (544)        (215)
    Other current assets                                    (707)        (294)
    Other assets                                            (687)        (115)
    Accounts payable                                        (844)        (533)
    Accrued compensation and other expenses               (2,638)      (2,893)
    Deferred revenues                                        926       (1,701)
                                                         -------      -------
  Net cash provided by operating activities                2,166          461
                                                         -------      -------

Investing activities:
  Capital expenditures                                      (804)        (489)
  Investments in marketable securities                    (2,418)        (215)
  Investments and advances                                   (16)        (506)
                                                         -------      -------
Net cash used in investing activities                     (3,238)      (1,210)
                                                         -------      -------

Financing activities:
Proceeds from exercise of stock options                      282          227
                                                         -------      -------
Net cash provided by financing activities                    282          227
                                                         -------      -------

Net decrease in cash and cash equivalents                   (790)        (522)
Cash and cash equivalents, beginning of period            12,910       19,335
                                                         -------      -------
Cash and cash equivalents, end of period                 $12,120      $18,813
                                                         =======      =======

Supplemental information:
Cash paid during the period for income taxes             $   123
                                                         =======


                            See notes to financial statements.


                                  META Group, Inc.

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Interim Financial Statements
_____________________________________

   The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of META Group, Inc. (the "Company") as reported on the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included.


Note 2 - Income Taxes
_____________________

   During the quarter ended March 31, 1998, the Company recorded a tax provision of $1.1 million, reflecting an effective tax rate of 41%. The Company's effective tax rate has declined from 42% in the quarter ended March 31, 1997, due to the continued expansion of business in states with lower income tax rates. The Company was not required to pay federal income tax, due to the utilization of net operating loss carryforwards. The total deferred tax asset, including the current portion, decreased to $8.2 million at March 31, 1998, from $9.2 million at December 31, 1997, as the Company utilized its net operating loss carryforwards to offset taxable income.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Certain Factors That May Affect Future Results" and in the Company's other filings with the Securities and Exchange Commission, principally the Company's Annual Report on Form 10K for the year ended December 31, 1997.

Overview

  META Group is an independent market assessment company providing research and analysis of developments, trends and organizational issues relating to the computer hardware, software, communications, and related information technology ("IT") industries to IT users and vendors. IT user organizations utilize META Group's research, analysis and recommendations to develop and employ cost-effective strategies for selecting and implementing timely IT solutions and for aligning these solutions with business priorities. IT vendors use META Group's services for help in product positioning, marketing, and market planning, as well as for internal IT decision making.

  Continuous Services subscriptions, which are annually renewable contracts and generally payable by clients in advance, constituted approximately 86% and 85% of the Company's total revenues for the quarters ended March 31, 1998 and 1997, respectively. Billings attributable to the Company's Continuous
Services are initially recorded as deferred revenues and then recognized pro rata over the contract term. The Company's other revenues are derived from project consulting, benchmarking, conferences, speaker engagement fees, and publications. The Company's consulting clients typically consist of Continuous Services clients seeking additional advice tailored to their individual IT requirements.

  One measure of the volume of the Company's business is its annualized "Contract Value," which the Company calculates as the aggregate annualized subscription revenue recognized from all Continuous Services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. While Contract Value is not necessarily indicative of future revenues, Contract Value has grown sequentially and year-over-year every quarter since the Company's inception and increased 41% to $51.9 million at March 31, 1998 from $36.7 million at March 31, 1997. At March 31, 1998, the Company had 3,495 Continuous Services subscribers in approximately 1,475 client organizations worldwide, as compared to 2,820 subscribers in 1,200 organizations at March 31, 1997.

  Continuous Services revenues attributable to international clients are billed and collected by the Company's international sales representative organizations. The Company realizes revenues from the international sales representative organizations at rates of 40% to 60% of amounts billed to those clients.

  The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses, and general and administrative expenses. Cost of services and fulfillment represents the costs associated with production and delivery of the Company's products and services and includes the costs of research, development, and preparation of periodic reports, analyst telephone consultations, executive briefings and conferences, publications, consulting services, new product development, and all associated editorial and support services. Selling and marketing expenses include the costs of salaries, commissions and related benefits for such personnel, travel, and promotion. General and administrative expenses include the costs of the finance and accounting departments, legal, human resources, corporate IT and other administrative functions of the Company.

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

TOTAL REVENUES Total revenues increased 40% to $15.1 million in the quarter ended March 31, 1998, from $10.8 million in the quarter ended March 31, 1997. Revenues from Continuous Services increased 41% to $13.0 million in the quarter ended March 31, 1998, from $9.2 million in the quarter ended March 31, 1997. The increases in total revenues and revenues from Continuous Services were primarily due to the recognition of revenue from the three Continuous Services launched by the Company in the first quarter of 1997, growth in the Company's more established core research services, expansion of renewable publications subscriptions, and continued expansion of the Company's international business. The Company increased Contract Value 41% to $51.9 million at March 31, 1998, from $36.7 million at March 31, 1997. The Company grew its subscriber client base 24% to 3,495 Continuous Service clients at March 31, 1998 from 2,820 clients at March 31, 1997.

  Other revenues, consisting principally of revenues from consulting and publications, increased 32% to $2.2 million in the quarter ended March 31, 1998, from $1.6 million in the quarter ended March 31, 1997, and declined as a percentage of total revenues to 14% from 15%. The increase in other revenues was primarily attributable to the expansion of META Group Consulting activities.

  Continuous Services revenues attributable to international clients increased 58% in the quarter ended March 31, 1998, from the quarter ended March 31, 1997, and increased as a percentage of Continuous Services revenue to 13% from 12%. The increase was primarily due to the increased demand for the Company's services in existing international markets. The Company currently has sales representation in 29 countries. The Company expects that international revenues will continue to account for a significant portion of its total revenues.

COST OF SERVICES AND FULFILLMENT Cost of services and fulfillment increased 36% to $7.5 million in the quarter ended March 31, 1998, from $5.5 million in the quarter ended March 31, 1997, principally due to increased staffing for analyst, consultant, and fulfillment positions and related compensation expense. Cost of services and fulfillment decreased as a percentage of total revenues to 50% from 51%. The client/analyst ratio for all Continuous Services increased to 42-to-1 at March 31, 1998, as compared to a ratio of 40-to-1 at March 31, 1997, as the three Continuous Services launched in 1997 grew. While the Company anticipates continuing increases in the amount of costs of services and fulfillment, it expects that such expenses will continue to decline slightly as a percentage of total revenue.

SELLING AND MARKETING EXPENSES Selling and marketing expenses increased 47% to $3.4 million in the quarter ended March 31, 1998, from $2.3 million in the quarter ended March 31, 1997, and increased as a percentage of total revenues to 23% from 22%. The increase in expenses was principally due to increased sales-related compensation and promotion expenses associated with further development of the direct marketing sales channel, plus the expansion of the Company's domestic sales force and international sales representation. While the Company anticipates continuing increases in the amount of selling and marketing expenses, it expects that such expenses as a percentage of total revenues, will remain approximately the same.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased 31% to $1.5 million in the quarter ended March 31, 1998, from $1.2 million in the quarter ended March 31, 1997, and decreased as a percentage of total revenues to 10% from 11%. The increase in expenses was principally due to increased finance, accounting, human resources, and corporate IT staffing and expenses required to support the growth of the

Company. The Company anticipates continuing increases over the prior year in the amount of general and administrative expenses, but expects such expenses to remain stable as a percentage of total revenues.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased 34% to $447,000 in the quarter ended March 31, 1998, from $333,000 in the quarter ended March 31, 1997. The increase in depreciation and amortization expense was principally due to purchases of computer equipment and office furniture required to support business growth.

INTEREST INCOME Interest income increased to $605,000 in the quarter ended March 31, 1998, from $465,000 in the quarter ended March 31, 1997, due to an increase in the Company's cash and marketable securities balances, which resulted from a positive cash flow from operations in 1997 and the first quarter of 1998.

PROVISION FOR INCOME TAXES Provision for income taxes of $1.1 million was recorded for the quarter ended March 31, 1998, as compared to a provision of $805,000 recorded for the quarter ended March 31, 1997, reflecting an effective tax rate of 41% and 42%, respectively. The Company's effective tax rate has declined due to the continued expansion of business in states with lower income tax rates. The Company was not required to pay federal income tax in either quarter due to the utilization of net operating loss carryforwards. Total deferred tax asset, including the current portion, decreased to $8.2 million at March 31, 1998, from $9.2 million at December 31, 1997, as a result of utilizing existing net operating loss carryforwards to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

  The Company generated $2.2 million of cash from operations during the three months ended March 31, 1998, compared with $.5 million of cash generated from operations in the three months ended March 31, 1997. The increase in cash generated from operations in 1998 is primarily due to increased net income and deferred revenues.

  The Company used $804,000 of cash in the three months ended March 31, 1998, compared with $489,000 in the three months ended March 31, 1997, for the purchase of furniture, equipment, computers, and related software for use by the Company's employees. The Company expects that additional purchases of equipment will be made as the Company's employee base continues to grow.
As of March 31, 1998, the Company had no material commitments for capital expenditures.

  The Company regularly invests excess funds in investment-grade, short-term commercial paper, debt instruments, and money market funds. As these investments generally have terms of less than three months, they are included under the caption "Cash and cash equivalents" in the balance sheets.

  In addition, the Company invests in longer-term, but callable, higher-yield US Government Agency marketable debt securities. Generally, these securities are purchased in denominations of $1 million to $5 million, and held to maturity.

  As of March 31, 1998, the Company had cash and cash equivalents of $12.1 million marketable securities of $30.2 million, and working capital of $31.6 million. The Company believes that existing cash balances and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information involving risks and uncertainties. In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to, statements concerning international revenues, anticipated operation expense levels, and such expense levels relative to the Company's total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties, and other information discussed below, as well as the accuracy of the Company's internal estimates of revenue and operation expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

  The Company's future operating results are subject to substantial risks and uncertainties. The Company currently derives most of its revenues from subscriptions to its Continuous Services. As a result, any decline in the Company's ability to secure subscription renewals may have a material adverse effect on the Company's results of operations. The Company's ability to secure subscription renewals, at favorable average selling prices, as well as to successfully market and sell its consulting services, is dependent upon the Company's ability to deliver consistent, high-quality, and timely analysis and advice with respect to issues, developments and trends that clients view as important. The Company's successful delivery of such analysis and advice is, in turn, dependent upon many factors, including, among other things, its ability to: recruit and retain highly talented professionals in a competitive job market, understand and anticipate rapidly changing technologies and market trends so as to keep its analysis focused on the changing needs of its clients, and deliver products and services of sufficiently high quality and timeliness to withstand competition from competitors that may have greater financial, information gathering, and marketing resources than the Company. The Company's ability to market and sell its products and services could also be adversely affected by the emergence of new competitors into one or more of the market segments addressed by the Company's products and services, which could cause pricing pressure and loss of market share. In addition, a significant portion of the Company's revenues are attributable to international clients, which may be adversely affected by factors including difficulties in developing and managing relationships with independent international sales representative organizations, reliance on sales entities that the Company does not control, greater difficulty in maintaining direct client contact, fluctuations in exchange rates, adverse political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles, and adverse tax consequences. The Company's future financial results also depend in part on the development or acquisition of new products and services, which may not successfully be achieved due to the inherent costs and risks associated with development, assimilation, and marketing of a new product or service, as well as the Company's limited experience in introducing new products and services.

  Furthermore, the Company's quarterly operating results may fluctuate significantly due to various factors. Because a disproportionately large portion of the Company's Continuous Services contracts expire in the fourth quarter of each year, the Company incurs operating expenses in the fourth quarter at a higher level than would otherwise be required by its sequential growth, and such increased expenses are not normally offset immediately by higher revenues. In addition, the Company's operating results may fluctuate as a result of a variety of other factors, including the level and timing of renewals of subscriptions to Continuous Services, the timing and amount of business generated by the Company, the mix of domestic versus international business, the timing of the development, introduction and marketing of new products and services, the timing of the acquisition and integration into the Company of new business, products, and services, the timing of the hiring of research analysts, changes in the spending patterns of the Company's target clients, the Company's accounts receivable collection experience, changes in market demand for IT research and analysis, and competitive conditions in the industry. Due to these factors, the Company believes period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. The potential fluctuations in the Company's operating results make it likely that, in some future quarter, the Company's operating results will be below the expectations of securities analysts and investors, which would have a material adverse effect on the price of the Company's Common Stock.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

   As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, in November 1995, a complaint was filed in the Bridgeport Judicial District of the Superior Court of Connecticut by a former consultant to the Company naming the Company and its Chief Executive Officer as defendants. There have been no material developments in this matter during the quarter ended March 31, 1998.

  The Company is a party to certain other legal proceedings. However, the Company believes that none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations, or financial condition.


Item 6.	Exhibits and Reports on Form 8-K.
        _________________________________


        (a) Exhibits.

        Exhibit
        Number        Description
        _______       ____________

        11.1          Statement recomputation of per-share earnings
        27.1          Financial Data Schedule

        (b) Reports on Form 8-K.

            There were no reports on Form 8-K filed by the Company for the quarter ending March 31, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               META Group, Inc.



Date: May 14, 1998             By:/s/ Bernard F. Denoyer
                                  _______________________________
                                  Bernard F. Denoyer
                                  Senior Vice President, Finance,
                                  Chief Financial Officer,
                                  Secretary, and Treasurer
                                  (Principal Financial and Accounting Officer)

                               EXHIBIT INDEX


                                                                Sequentially
Exhibit                                                           Numbered
Number                           Description                        Page
-------       ----------------------------------------------    -------------

11.1          Statement re computation of per-share earnings         15

27.1          Financial Data Schedule                                16


_________________

EXHIBIT 11.1


                                  META Group, Inc.

                     EXHIBIT TO QUARTERLY REPORT ON FORM 10-Q

                     Computation of Net Income Per Common Share



                                                 For the three months ended
                                                           March 31,
____________________________________________________________________________
                                                        1998            1997
                                                  __________      __________
Net income...................................     $1,648,000      $1,107,000
                                                  ==========      ==========

Weighted average number of common and common equivalent shares outstanding:

  Average number of common shares
    outstanding during the period............      7,441,133       6,792,995

  Add common share equivalents -- options
    to purchase common shares.................       758,332       1,019,722
                                                  __________      __________
       Total .................................     8,199,465       7,812,717
                                                  ==========      ==========

Net income per diluted common share...........        $.20           $.14
                                                      ====           ====

Net income per basic common share.............        $.22           $.16
                                                      ====           ====