Form 10-Q
period 1998-06-30
META GROUP INC
filed 1998-08-14
CIK 1000015

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Quarterly period ended June 30, 1998

                                         OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the Transition period from ______ to ______


                          Commission File Number 0-27280

                                  META Group, Inc.
            (Exact name of registrant as specified in its charter)


                Delaware                               06-0971675
       ----------------------------         --------------------------------
     (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)


                  208 Harbor Drive, Stamford, Connecticut  06912-0061
                 -----------------------------------------------------
              (Address of principal executive offices, including Zip Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of July 31, 1998 was 11,338,212.

                   Total Number of Pages:    18
                   Exhibit Index is on Page  16

(PAGE)

                           META Group, Inc.


                                INDEX
                                -----

                                                                     Page
                                                                     ----

Part I   FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets:
           June 30, 1998 (unaudited) and December 31, 1997              3

         Statements of Income (unaudited):
           Three months ended June 30, 1998 and 1997                    4
           Six months ended June 30, 1998 and 1997

         Statements of Cash Flows (unaudited):
           Six months ended June 30, 1998 and 1997                      5

         Notes to Financial Statements                                  6


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    7


Part II  OTHER INFORMATION

         Item 1. Legal Proceedings                                     13

         Item 4. Submission of Matters to a Vote of Security Holders   13

         Item 5. Other Information                                     14

         Item 6. Exhibits and Reports on Form 8-K                      14

Signature                                                              15


PART I - FINANCIAL INFORMATION

       Item 1.	Financial Statements


                                META Group, Inc.

                                 BALANCE SHEETS
                                 (in thousands)


                                                 June 30,       December 31,
______________________________________________________________________________
Assets                                              1998               1997
                                          -------------------------------------
Current assets:                                  (unaudited)
  Cash and cash equivalents                       $10,994           $12,910
  Marketable securities                            23,327            23,700
  Accounts receivable, net                         22,562            26,302
  Other current assets                              5,037             3,967
                                                  -------           -------
    Total current assets                           61,920            66,879

Marketable securities                              10,313             4,046
Furniture and equipment, net                        3,278             2,765
Deferred tax asset                                  5,384             7,759
Other assets                                        9,160             8,004
                                                  -------           -------
     Total assets                                 $90,055           $89,453
                                                  =======           =======

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses           $ 2,158           $ 4,917
  Deferred revenues                                27,926            29,136
                                                  -------           -------
     Total current liabilities                     30,084            34,053
                                                  -------           -------
Stockholders' equity:
  Preferred stock                                      --                --
  Common stock                                        119               118
  Paid-in capital                                  50,898            49,943
  Retained earnings                                 9,274             5,659
  Treasury stock, at cost                            (320)             (320)
                                                  -------           -------
     Total stockholders' equity                    59,971            55,400
                                                  -------           -------
     Total liabilities and stockholders' equity   $90,055           $89,453
                                                  =======           =======

                           See notes to financial statements.

                                 META Group, Inc.

                                STATEMENTS OF INCOME
                       (in thousands, except per share data)
                                    (unaudited)


                            For the three months ended  For the six months ended
                                       June 30,                   June 30,
______________________________________________________________________________
                                    1998       1997           1998        1997
                                  --------   --------       --------    --------
Revenues:
 Continuous services              $13,347    $9,846         $26,319    $19,018
 Other, principally consulting
  and publications                  3,113     1,892           5,283      3,531
                                  -------   -------         -------    -------
    Total revenues                 16,460    11,738          31,602     22,549
                                  -------   -------         -------    -------
Operating expenses:
 Cost of services and fulfillment   7,857     5,838          15,395     11,370
 Selling and marketing              4,050     2,770           7,496      5,111
 General and administrative         1,437     1,199           2,957      2,357
 Depreciation and amortization        453       366             900        699
                                  -------   -------         -------     ------
    Total operating expenses       13,797    10,173          26,748     19,537
                                  -------   -------         -------    -------
Operating income                    2,663     1,565           4,854      3,012

Interest income                       677       501           1,282        966
                                  -------   -------         --------   -------

Income before provision for
 income taxes                       3,340     2,066           6,136      3,978

Provision for income taxes          1,373       868           2,521      1,673
                                  -------    ------         -------    -------

Net income                        $ 1,967   $ 1,198         $ 3,615    $ 2,305
                                  =======   =======         =======    =======

Net income per diluted
 common share                     $   .16   $   .10         $   .29    $   .19
                                  =======   =======         =======    =======

Weighted average number of
 diluted common shares outstanding 12,570    11,970          12,444     11,853
                                  =======   =======         =======    =======

Net income per basic common share $   .17   $   .11         $   .32    $   .22
                                  =======   =======         =======    =======

Weighted average number of
 basic common shares outstanding   11,261    10,976          11,212     10,585
                                  =======   =======         =======    =======

                           See notes to financial statements.


                                 META Group, Inc.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                      For the six months ended
                                                               June 30,
______________________________________________________________________________
                                                          1998            1997
                                                      ________________________
Operating activities:
Net income                                              $3,615          $2,305
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization                              900             699
Deferred income taxes                                    2,375           1,673
Changes in assets and liabilities:
 Accounts receivable                                     3,740           3,509
 Other current assets                                   (1,070)           (418)
 Other assets                                             (587)            (81)
 Accounts payable and accrued expenses                  (2,759)          (3030)
 Deferred revenues                                      (1,210)           (838)
                                                        ------          ------
Net cash provided by operating activities                5,004           3,819
                                                        ------          ------

Investing activities:
 Capital expenditures                                   (1,413)           (979)
 Investments in marketable securities                   (5,894)         (3,437)
 Investments and advances                                 (569)           (698)
                                                        ------          ------
 Net cash used in investing activities                  (7,876)         (5,114)
                                                        ------          ------

Financing activities:
 Proceeds from exercise of stock options                   788             349
 Proceeds from employee stock purchase plan                168             148
                                                        ------           ------

Net cash provided by financing activities                  956             497
                                                        ------           ------

Net decrease in cash and cash equivalents               (1,916)           (798)
Cash and cash equivalents, beginning of period          12,910          19,335
                                                        ------          ------
Cash and cash equivalents, end of period               $10,994         $18,537
                                                       =======         =======
<TABLE/>

                        See notes to financial statements.


                               META Group, Inc.

                     NOTES TO FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements
_____________________________________

   The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of META Group, Inc. (the "Company") as reported on the Company's
Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Results for interim periods are not necessarily indicative of results for the entire year.

Note 2 - Income Taxes
_____________________

   During the quarter and six months ended June 30, 1998, the Company recorded a tax provision of $1.4 million and $2.5 million, respectively, reflecting an effective tax rate of 41%. The Company's effective tax rate has declined from 42% in the quarter and six months ended June 30, 1997, due to the continued expansion of business in states with lower income tax rates. The Company was not required to pay federal income tax due to the utilization of net operating loss carryforwards. The total deferred tax asset, including the current portion (included in "Other current assets"), decreased to $6.9 million at June 30, 1998 from $9.2 million at December 31, 1997 as the Company utilized its net operating loss carryforwards to offset taxable income.

Note 3 - Stock Dividend
________________________

   On April 27, 1998, the Company's Board of Directors authorized a three-for-two stock split of the Company's Common Stock, which was effected in the form of a 50% stock dividend paid on June 11, 1998 to shareholders of record on May 22, 1998. All share and per share amounts have been retroactively restated for all periods presented to reflect the stock split.
Accordingly, approximately $40,000 was transferred from paid-in capital to common stock.

Note 4 - Subsequent Event
_________________________

   On July 31, 1998, the Board of Directors approved a Long-Term Incentive
Compensation Plan with a significant retention feature for key management employees. The Plan will be funded with potential returns from a commitment by the Company to invest up to $4.0 million in a venture capital fund managed by JMI Associates, which will co-invest with other JMI venture funds. In addition, a JMI affiliate concurrently became a full-service client of the Company. Harry Gruner, a director of the Company, is a managing member of the general partner of JMI Equity Fund III, L.P.


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

   Continuous Services subscriptions, which are annually renewable contracts and generally payable by clients in advance, comprised approximately 81% and 84% of the Company's total revenues for the quarters ended June 30, 1998 and 1997, respectively. Billings attributable to the Company's Continuous
Services are initially recorded as deferred revenues and then recognized pro rata over the contract term. The Company's other revenues are derived from project consulting, benchmarking, conferences, speaker engagement fees and publications. The Company's consulting clients typically consist of Continuous
Services clients seeking additional advice tailored to their individual IT requirements.

   One measure of the volume of the Company's business is its annualized
"Contract Value," which the Company calculates as the aggregate annualized subscription revenue recognized from all Continuous Services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. While Contract Value is not necessarily indicative of future revenues, Contract Value has grown, sequentially and year-over-year, every quarter since the Company's inception and increased 36% to $53.4 million at June 30, 1998 from $39.4 million at June 30, 1997. At June 30, 1998, the
Company had 3,660 Continuous Services subscribers in approximately 1,600 client organizations worldwide, as compared to 2,930 subscribers in 1,300 organizations at June 30, 1997. Continuous Services revenues attributable to international clients are billed and collected by the Company's international sales representative organizations. The Company realizes revenues from the international sales representative organizations at rates of 40% to 60% of amounts billed to those clients.

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


THREE MONTHS ENDED JUNE 30,1998 AND 1997

TOTAL REVENUES Total revenues increased 40% to $16.5 million in the quarter ended June 30, 1998 from $11.7 million in the quarter ended June 30, 1997.
Revenues from Continuous Services increased 36% to $13.3 million in the quarter ended June 30, 1998 from $9.8 million in the quarter ended June 30, 1997. The increases in revenues from Continuous Services were primarily due to continued expansion of the Company's domestic sales force, continued expansion of the Company's international business, and the recognition of revenue from the Company's three Continuous Services launched in the first quarter of 1997, particularly Enterprise Architecture Strategies Service
("EAS"). The Company increased Contract Value 36% to $53.4 million at
June 30, 1998 from $39.4 million at June 30, 1997. The Company grew its subscriber client base 25% to 3,660 Continuous Service clients at June 30, 1998 from 2,930 clients at June 30, 1997.

   Other revenues, consisting principally of revenues from consulting and publications, increased 65% to $3.1 million in the quarter ended June 30, 1998 from $1.9 million in the quarter ended June 30, 1997, and increased as a percentage of total revenues to 19% from 16%. The increase in Other
Revenues was primarily attributable to continued expansion of META Group
Consulting activities. Other Revenues grew at a faster rate than Continuous
Services revenue principally due to continued expansion of existing consulting practices and the hiring of new consulting professionals.

   Continuous Services revenues attributable to international clients increased 69% in the quarter ended June 30, 1998 from the quarter ended
June 30, 1997, and increased as a percentage of Continuous Services revenue to 13% from 10%. The increase was due principally to continued expansion of the Company's international business, the successful international launch of the EAS service, and, to a lesser extent, the expansion in the total number of sales representative organizations. The Company has independent sales representation in 30 countries as of June 30, 1998, compared to 25 countries as of June 30, 1997. The Company expects that international revenues will continue to account for a significant portion of its total revenues.

COST OF SERVICES AND FULFILLMENT  Cost of services and fulfillment increased
35% to $7.9 million in the quarter ended June 30, 1998 from $5.8 million in the quarter ended June 30, 1997 principally due to increased staffing for analyst and fulfillment positions and related compensation expense. Cost of services and fulfillment decreased as a percentage of total revenues to 48% from 50%. This decrease primarily reflects the increase in the Company's client/analyst ratio for all Continuous Services, which increased to 44-to-1 at June 30, 1998, as compared to a ratio of 40-to-1 at June 30, 1997. While the Company anticipates continuing increases in the costs of services and fulfillment, it expects that such expenses as a percentage of sales will remain approximately the same.

SELLING AND MARKETING EXPENSES Selling and marketing expenses increased 46% to $4.1 million in the quarter ended June 30, 1998 from $2.8 million in the quarter ended June 30, 1997 and increased as a percentage of total revenues to 25% from 24%. The increase in expenses was principally due to increased marketing expenditures, sales-related compensation expense associated with increased domestic revenues, and expansion of the direct marketing sales channel for publications. The increase in expense as a percent of sales was principally attributable to additional international travel and market development (primarily related to the establishment of a European fulfillment center) associated with expanding the Company's international revenue this quarter. While the Company anticipates continuing increases in the amount of selling and marketing expenses, it expects that such expenses as a percentage of total revenues will decrease slightly.


GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased 20% to $1.4 million in the quarter ended June 30, 1998 from $1.2 million in the quarter ended June 30, 1997 and decreased as a percentage of total revenues to 9% from 10%. The increase in expenses was principally due to increased benefits costs, legal and accounting fees. The Company anticipates continuing increases over the prior year in the amount of general and administrative expenses and expects such expenses to remain relatively constant as a percentage of total revenues.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased 24% to $453,000 in the quarter ended June 30, 1998 from $366,000 in the quarter ended June 30, 1997. The increase in depreciation and amortization expense was principally due to purchases of computer equipment, leasehold improvements, and office furniture required to support business growth.

INTEREST INCOME Interest income increased 35% to $677,000 in the quarter ended June 30, 1998 from $501,000 in the quarter ended June 30, 1997 due to an increase in the Company's cash and marketable securities balances, which resulted from a positive cash flow from operations during 1997 and the first half of 1998. In addition, the Company benefited from the reinvestment of a portion of its cash into short-term, higher yield marketabe securities.
(See "Liquidity and Capital Resources.")

PROVISION FOR INCOME TAXES Provision for income taxes of $1.4 million was recorded for the quarter ended June 30, 1998, as compared to a provision of $868,000 recorded for the quarter ended June 30, 1997, reflecting an effective tax rate of 41% and 42%, respectively. The Company's effective tax rate has declined due to the continued expansion of business in states with lower income tax rates. The Company was not required to pay federal income tax in either quarter due to the utilization of net operating loss carryforwards. Total deferred tax asset, including the current portion, decreased to $6.9 million at June 30, 1998 from $9.2 million at December 31, 1997 as a result of utilizating existing net operating loss carryforwards to offset taxable income. Due to the likelihood of the continued utilization of such net operating loss carryforwards, the Company does not anticipate having to pay federal income taxes in the next twelve months.

EARNINGS PER SHARE Diluted EPS increased to $.16 per common share for the second quarter of 1998 as compared to $.10 for the second quarter of 1997 as a result of increased net income. For the quarter ended June 30, 1998, the Company's weighted average number of diluted common shares outstanding were approximately 12,570,000 shares.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

TOTAL REVENUES Total revenues increased 40% to $31.6 million in the six months ended June 30, 1998 from $22.5 million in the six months ended
June 30, 1997. Revenues from Continuous Services increased 38% to $26.3 million in the six months ended June 30, 1998 from $19.0 million in the six months ended June 30, 1997. The increases in total revenues and revenues from Continuous Services were primarily due to continued expansion of the Company's domestic sales force, recognition of revenue from the Company's three Continuous Services launched in the first quarter of 1997, particularly, EAS, and the growth in international Continuous Services.


   Other Revenues increased 50% to $5.3 million in the six months ended
June 30, 1998 from $3.5 million in the six months ended June 30, 1997, and increased as a percentage of total revenues to 17% from 16%. The increase in Other Revenues was primarily attributable to the expansion of META Group
Consulting activities.

   Continuous Services Revenues attributable to international clients increased 64% in the six months ended June 30, 1998 from the six months ended June 30, 1997, and increased as a percentage of Continuous Services revenues to 13% from 11%. The increase was due principally to continued expansion of the Company's international business, the successful international launch of the EAS service, and the expansion in the total number of sales representative organizations.

COST OF SERVICES AND FULFILLMENT  Cost of services and fulfillment increased
35% to $15.4 million in the six months ended June 30, 1998 from $11.4 million in the six months ended June 30, 1997 principally due to increased staffing for analyst and fulfillment positions and related compensation expense. Cost of services and fulfillment decreased as a percentage of total revenues to 49% from 50%, primarily due to the increase in the Company's client/analyst ratio for all Continuous Services, which increased 44-to-1 at June 30, 1998, as compared to a ratio of 40-to-1 at June 30, 1997.

SELLING AND MARKETING EXPENSES Selling and marketing expenses increased 47% to $7.5 million in the six months ended June 30, 1998 from $5.1 million in the six months ended June 30, 1997 and increased as a percentage of total revenues to 24% from 23%. The increase in expenses was principally due to increased sales-related compensation expense associated with increased domestic revenues and the expansion of the direct marketing sales channel for publications, as well as increased marketing and conference promotion expenses.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased 25% to $3.0 million in the six months ended June 30, 1998 from $2.4 million in the six months ended June 30, 1997 and decreased as a percentage of total revenues to 9% from 10%. The increase in expenses was principally due to increased benefits costs, facilities expense, professional development and legal expenses.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased 29% to $900,000 in the six months ended June 30, 1998 from $699,000 in the six months ended June 30, 1997. The increase in depreciation and amortization expense was principally due to purchases of computer equipment and office furniture required to support business growth.

INTEREST INCOME Interest income increased 33% to $1.3 million in the six months ended June 30, 1998 from $966,000 in the six months ended
June 30, 1997 due to an increase in the Company's cash and marketable securities balances resulting from a positive cash flow from operations during 1997 and the first half of 1998.

PROVISION FOR INCOME TAXES Provision for income taxes of $2.5 million was recorded for the six months ended June 30, 1998, as compared to a provision of $1.7 million recorded for the six months ended June 30, 1997, reflecting an effective tax rate of 41% and 42%, respectively. The Company was not required to pay federal income tax in either quarter due to the utilization of net operating loss carryforwards.

EARNINGS PER SHARE Diluted EPS increased to $.29 per common share for the first half of 1998 as compared to $.19 for the first half of 1997 as a result of increased net income. For the six months ended June 30, 1998, the Company's weighted average number of diluted common shares outstanding were approximately 12,444,000 shares.

LIQUIDITY AND CAPITAL RESOURCES

   The Company generated $5.0 million of cash from operations during the six months ended June 30, 1998, compared with $3.8 million of cash generated from operations in the six months ended June 30, 1997. The increase in cash generated from operations in 1998 is primarily due to increased net income and the collection of the December 31, 1997 accounts receivable, partially offset by payment of employee bonuses in the first half of 1998.

   The Company used $1.4 million of cash in the six months ended June 30, 1998, compared with $979,000 in the six months ended June 30, 1997, for the purchase of furniture, equipment, computers and related software for use by the Company's employees. The Company expects that additional purchases of equipment will be made as the Company's employee base continues to grow.
As of June 30, 1998, the Company had no material commitments for capital expenditures; however, the Company is currently planning a significant upgrade of internal systems within the next twelve months. The total cash outlay for the project is not expected to exceed $1.0 million.

   The Company regularly invests excess funds in investment-grade, short-term commercial paper, debt instruments, and money market funds. As these investments generally have terms of less than three months, they are included under the caption "Cash and cash equivalents" in the balance sheets.

   In addition, the Company invests in other short-term (less than one-year maturity), high quality investment grade marketable debt securities.
Generally, these securities are purchased in denominations of $1 million to $5 million and held to maturity.

   As of June 30, 1998, the Company had cash and cash equivalents of $11.0 million, marketable securities of $33.6 million and working capital of $31.8 million. The Company believes that existing cash balances and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for the forseeable future.

Impact of the Year 2000 Issue

   The Company has commenced efforts to ensure that the computer systems and applications upon which it relies for internal operations and external communications with clients and others will function properly beyond 1999.
The Company presently believes that the computer systems and programs upon which it relies for its internal operations and external communications are Year 2000 compliant. There can be no assurance, however, that further assessment of the Company's internal systems and applications will not indicate that additional efforts to assure Year 2000 compliance are necessary, and such efforts may be costly and may divert the Company's resources from other product development or infrastructure improvement programs. Further, there can be no assurance that the systems operated by other companies upon which the Company relies will be Year 2000 complaint on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of the Company's internal systems and applications to properly operate or manage data beyond 1999.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

   The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to, statements concerning international revenues, anticipated operation expense levels, expense levels relative to the Company's total revenues, net operating loss carryforwards, and planned capital expenditures) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The
Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below, as well as the accuracy of the Company's internal estimates of revenue and operation expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

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

   Furthermore, the Company's quarterly operating results may fluctuate significantly due to various factors. Since a disproportionately large portion of the Company's Continuous Services contracts expire in the fourth quarter of each year, the Company incurs operating expenses in the fourth quarter at a higher level than would otherwise be required by its sequential growth, and such increased expenses are not normally offset immediately by higher revenues. In addition, the Company's operating results may fluctuate as a result of a variety of other factors, including the level and timing of renewals of subscriptions to Continuous Services, the timing and amount of business generated by the Company, the mix of domestic versus international business, the timing of the development, introduction and marketing of new products and services, the timing of the acquisition and integration into the Company of new business, products and services, the timing of the hiring of research analysts and consultants, the cost of addressing, or the failure to address, the ability of the Company's computer systems and applications to function properly beyond 1999, changes in the spending patterns of the Company's target clients, the Company's accounts receivable collection experience, changes in market demand for IT research and analysis, and competitive conditions in the industry. Due to these factors, the Company believes period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. The potential fluctuations in the Company's operating results make it likely that, in some future quarter, the Company's operating results will be below the expectations of securities analysts and investors, which would have a material adverse effect on the price of the Company's Common Stock.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          -----------------

   As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, in November, 1995, a complaint was filed in the Bridgeport Judicial District of the Superior Court of Connecticut by a former consultant to the Company naming the Company and its Chief Executive
Officer as defendants. Subsequent to June 30, 1998, the Company and its Chief Executive Officer reached a settlement with the former consultant in which the suit was dismissed with prejudice. The settlement did not have a material effect on the financial statements of the Company.

   The Company is a party to certain other legal proceedings. However, the Company believes that none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

   On May 27, 1998, the Company held its Annual Meeting of Stockholders.
At such Annual Meeting the stockholders of the Company voted on the election of two Class III Directors to serve for a three-year term and until their successors have been duly elected and qualified. The number of votes cast for the re-election of each of the Class III Directors listed below was as follows:


Nominees                                  Number of Shares
--------                                  ----------------

                                     For            Withhold Authority
                                     ---            ------------------
George McNamee                    6,780,201               89,149
Michael Simmons                   6,836,400               32,950


Each of Dale Kutnick, Francis J. Saldutti, Marc Butlein and Harry S. Gruner continued as Directors of the Company after the Annual Meeting of Stockholders.

   The amendment and restatement of the Corporation's 1995 Stock Plan
(the "Amended and Restated 1995 Plan") to (i) increase the number of shares of Common Stock of the Company issuable over the term of the Plan by 1,500,000 shares to 3,000,000 shares in the aggregate and (ii) extend the exercise period after death from 180 days to one year for "incentive" stock options granted after the date the stockholders of the Corporation approve the Amended and Restated 1995 Plan was adopted and approved with 4,408,500 shares voting in favor, 2,001,303 shares voting against, 5,621 shares abstaining and 453,876 shares counted as unvoted.


Item 5.   Other Information.
          -----------------

   The Company's By-laws establish an advance notice procedure with regard to stockholder proposals not included in the Company's proxy statement.
In general, proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next
Annual Meeting of Stockholders of the Corporation must be received at the Corporation's principal executive offices not later than December 11, 1998 nor earlier than November 11, 1998 and contain certain specified information.
In order to curtail controversy as to the date on which a proposal was received by the Corporation, it is suggested that proponents submit their proposals by certified mail, return receipt requested to META Group, Inc., 208 Harbor Drive, Stamford, Connecticut 06912-0061, Attention: Secretary.


Item 6.	Exhibits and Reports on Form 8-K.
        ---------------------------------

        (a) Exhibits.

         Exhibit
         Number                Description
         -------               -----------
         11.1                  Statement re-computation of per-share earnings
         27.1                  Financial Data Schedule

        (b) Reports on Form 8-K.


   On June 12, 1998, the Company filed a Current Report on Form 8-K announcing that the Company effected a three-for-two stock split in the form of a 50% stock dividend paid on June 11, 1998 to stockholders of record on May 22, 1998.


                                SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                META Group, Inc.




Date: August 14, 1998           By: /s/ Bernard F. Denoyer
                                    -----------------------
                                    Bernard F. Denoyer
                                    Senior Vice President, Finance, Chief
                                    Financial Officer, Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)


                                   EXHIBIT INDEX


                                                                Sequentially
Exhibit                                                            Numbered
Number                              Description                      Page
_______     __________________________________________________   _____________

11.1        Statement re computation of per-share earnings            17
27.1        Financial Data Schedule                                   18


__________________




EXHIBIT 11.1



                                META Group, Inc.

                      EXHIBIT TO ANNUAL REPORT ON FORM 10-Q

                    Computation of Net Income Per Common Share


                           For the three months ended 	For the six months ended
                                      June 30,                 June 30,
_______________________________________________________________________________
                                     1998       1997          1998       1997
                                  ______________________  ______________________

Net income....................    $1,967,000  $1,198,000  $3,615,000  $2,305,000
                                  ==========  ==========  ==========  ==========

Weighted average number of common
  and common equivalent shares
   outstanding:

Common shares
  outstanding during the period  11,261,272  10,975,694   11,211,746  10,584,765

Common share equivalents
   -- options to purchase common
       shares                     1,308,283     994,127    1,232,257   1,267,983
                                 ----------  ----------   ----------  ----------
          Total                  12,569,555  11,969,820   12,444,003  11,852,748
                                 ==========  ==========   ==========  ==========

Net income per diluted
  common share                      $.16        $.10        $.29        $.19
                                    ====        ====        ====        ====
Net income per basic
  common share                      $.17        $.11        $.32        $.22
                                    ====        ====        ====        ====


<TABLE/>













17

17


