Form 10-Q
period 1998-09-30
META GROUP INC
filed 1998-11-17
CIK 1000015

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-Q


   (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly period ended September 30, 1998

                                      OR

   ( )   TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d)
           OF THE  SECURITIES EXCHANGE ACT OF 1934.
             For the Transition period from ______ to ______


                      Commission File Number 0-27280

                             META Group, Inc.
          (Exact name of registrant as specified in its charter)


             Delaware                             06-0971675
  -------------------------------         ---------------------------------
  (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

      208   Harbor   Drive,   Stamford,    Connecticut 06912-0061
      ------------------------------------------------------------
     (Address of principal  executive offices, including Zip Code)

                              (203) 973-6700
                              --------------
          (Registrant's telephone number, including area code)

                      ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes (X)                       No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of October 30, 1998 was 11,586,019.

                      Total Number of Pages:    51

                      Exhibit Index is on Page  20

                               META Group, Inc.


                                    INDEX

                                                                           Page

Part I            FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets:
                     September 30, 1998 (unaudited) and December 31, 1997    3

                  Statements of Income (unaudited):
                     Three months ended September 30, 1998 and 1997          4
                     Nine months ended September 30, 1998 and 1997

                  Statements of Cash Flows (unaudited):
                     Nine months ended September 30, 1998 and 1997           5

                  Notes to Financial Statements                              6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        8


Part II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                         17

         Item 2.  Changes in Securities and Use of Proceeds                 17

         Item 6.  Exhibits and Reports on Form 8-K                          18


Signature                                                                   19

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements


                             META Group, Inc.

                              BALANCE SHEETS
                              (in thousands)

                                          September 30,            December 31,
--------------------------------------------------------------------------------
Assets                                            1998                     1997
                                             ---------                ---------
Current assets:                              (unaudited)
  Cash and cash equivalents                    $13,281                  $12,910
  Marketable securities                         20,530                   23,700
  Accounts receivable, net                      25,504                   26,302
  Other current assets                           4,853                    3,967
                                             ---------                ---------
      Total current assets                      64,168                   66,879

Marketable securities                           12,283                    4,046
Furniture and equipment, net                     3,684                    2,765
Deferred tax asset                               3,844                    7,759
Other assets                                    10,005                    8,004
                                              --------                ---------
      Total assets                             $93,984                  $89,453
                                              ========                =========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses         $ 4,178                $  4,917
  Deferred revenues                              27,021                  29,136
                                              ---------               ---------
     Total current liabilities                   31,199                  34,053
                                              ---------               ---------

Stockholders' equity:
  Preferred stock                                    --                      --
Common stock                                        120                     118
  Paid-in capital                                51,355                  49,943
  Retained earnings                              11,630                   5,659
  Treasury stock, at cost                          (320)                   (320)
                                               ---------              ---------
    Total stockholders' equity                    62,785                 55,400
                                               ---------              ---------
    Total liabilities and stockholder's equity   $93,984                $89,453
                                               =========              =========

                    See notes to financial statements.


                                META Group, Inc.

                            STATEMENTS OF INCOME
                    (in thousands, except per share data)
                                  (unaudited)

                                                   For the three months ended   For the nine months ended
                                                       September 30,                 September 30,
----------------------------------------------------------------------------------------------------------

                                                     1998           1997           1998           1997
                                                  -------        -------        -------        -------
Revenues:
  Continuous services                             $14,126        $10,713        $40,445        $29,731
  Other, principally consulting and
    publications                                    4,328          2,705          9,611          6,236

                                                  -------        -------        --------       -------

      Total revenues                               18,454         13,418         50,056         35,967
                                                  -------        -------        -------        -------

Operating expenses:
  Cost of services and fulfillment                  8,675          6,344         24,070         17,714
  Selling and marketing                             4,270          3,469         11,766          8,580
  General and administrative                        1,764          1,279          4,721          3,636
  Depreciation and amortization                       458            391          1,358          1,090
                                                  -------        -------        -------        -------

      Total operating expenses                     15,167         11,483         41,915         31,020
                                                  -------        -------        -------        -------

Operating income                                    3,287          1,935          8,141          4,947

Interest income                                       681            571          1,963          1,537
                                                  -------        -------        -------        -------

Income before provision for income taxes            3,968          2,506         10,104          6,484

Provision for income taxes                          1,612            936          4,133          2,609
                                                  -------        -------        -------        -------

Net income                                        $ 2,356        $ 1,570        $ 5,971        $ 3,875
                                                  =======        =======        =======        =======

Net income per diluted common share               $   .19        $   .13        $   .48        $   .33
                                                  =======        =======        =======        =======

Weighted average number of diluted common
shares outstanding                                 12,717         12,081         12,539         11,905
                                                  =======        =======        =======        =======
Net income per basic common share                 $   .21        $   .14        $   .53        $   .36
                                                  =======        =======        =======        =======

Weighted average number of basic common
shares outstanding                                 11,350         11,043         11,254         10,735
                                                  =======        =======        =======        =======


                                              See notes to financial statements.

                               META Group, Inc.

                           STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (unaudited)

                                                     For the nine months ended
                                                             September 30,
--------------------------------------------------------------------------------
                                                         1998              1997
                                                      -------           -------

Operating activities:
Net income                                            $ 5,971           $ 3,875
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                         1,358             1,090
  Deferred income taxes                                 3,915             2,470
  Changes in assets and liabilities:
    Accounts receivable                                   798               933
    Other current assets                                 (886)             (184)
    Other assets                                         (809)               13
    Accounts payable and accrued expenses                (739)           (1,660)
    Deferred revenues                                  (2,115)             (289)
                                                      -------           -------
 Net cash provided by operating activities              7,493             6,248
                                                      -------           -------

Investing activities:
   Capital expenditures                                (2,277)           (1,558)
   Investments in marketable securities                (5,067)           (9,557)
   Investments and advances                            (1,192)             (698)
                                                      -------           -------
Net cash used in investing activities                  (8,536)          (11,813)
                                                      -------           -------

Financing activities:
   Proceeds from exercise of stock options              1,246               292
   Proceeds from employee stock purchase plan             168               148
                                                      -------           -------
Net cash provided by financing activities               1,414               440
                                                      -------           -------

Net increase (decrease) in cash and cash equivalents      371            (5,125)
Cash and cash equivalents, beginning of period         12,910            19,335
                                                      -------           -------
Cash and cash equivalents, end of period              $13,281           $14,210
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


Note 2 - Income Taxes
---------------------

     During the quarter and nine months ended September 30, 1998, the Company recorded a tax provision of $1.6 million and $4.1 million, respectively, reflecting an effective tax rate of 41%. The Company was not required to pay federal income tax due to the utilization of net operating loss carryforwards. The total deferred tax asset, including the current portion (included in "Other current assets"), decreased to $5.3 million at September 30, 1998 from $9.2 million at December 31, 1997 as the Company utilized its net operating loss carryforwards to offset taxable income.


Note 3 - Stock Dividend
-----------------------

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


Note 4 - Related Party Transaction
----------------------------------

     On July 31, 1998, the Board of Directors approved a Long-Term Incentive Compensation Plan (the "Plan") with a significant retention feature for key management employees. The Plan will be funded with potential returns from a commitment by the Company to invest up to $4.0 million in a venture capital fund managed by JMI Associates, which will co-invest with other JMI venture funds. In addition, a JMI affiliate concurrently became a client of the Company. Harry Gruner, a director of the Company, is a managing member of the general partner of JMI Equity Fund III, L.P.

Note 5 - Acquisition
---------------------

     During September 30, 1998, the Company made a $1.0 million minority investment in Client/Server Labs, Inc., a supplier of performance and functional testing services.

Note 6 - Subsequent Event - Acquisition
---------------------------------------

     On October 20, 1998, the Company completed the acquisition of all of the outstanding capital stock of The Sentry Group, Inc. ("Sentry"), an IT consulting company, for an initial payment of 195,066 shares of the Company's common stock and a contingent payment of up to $7.0 million in common stock or cash (at the Company's option) in the event certain financial targets are met by Sentry in the 1999 calendar year. In addition, the Company issued to Sentry stockholders warrants to purchase up to 200,000 shares of the Company's common stock at $30.00 per share, 125,000 shares of which are currently exercisable and 75,000 shares of which are contingently exercisable upon Sentry achieving certain financial targets in calendar year 1999. This acquisition will be accounted for as a purchase.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Certain Factors That May Affect Future Results" and in the Company's other filings with the Securities and Exchange Commission, principally the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

         Continuous Services revenues are derived from annually renewable contracts, generally payable by clients in advance, and comprised approximately 77% and 80% of the Company's total revenues for the quarters ended September 30, 1998 and 1997, respectively. Billings attributable to the Company's Continuous Services are largely recorded as deferred revenues and then recognized as earned over the contract term. The Company's other revenues are derived from non-renewable project consulting, benchmarking, conferences, speaker engagement fees and publications. The Company's consulting clients typically consist of Continuous Services clients seeking additional advice tailored to their individual IT requirements.

         One measure of the volume of the Company's business is its annualized "Contract Value," which the Company calculates as the aggregate annualized value of subscription revenue recognized from all Continuous Services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. While Contract Value is not necessarily indicative of future revenues, Contract Value has grown, sequentially and year-over-year, every quarter since the Company's inception and increased 32% to $56.5 million at September 30, 1998 from $42.9 million at September 30, 1997. At September 30, 1998, the Company had 3,740 Continuous Services subscribers in approximately 1,620 client organizations worldwide, as compared to 3,160 subscribers in 1,325 organizations at September 30, 1997.

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


THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

TOTAL REVENUES Total revenues increased 38% to $18.5 million in the quarter ended September 30, 1998 from $13.4 million in the quarter ended September 30, 1997. Revenues from Continuous Services increased 32% to $14.1 million in the quarter ended September 30, 1998 from $10.7 million in the quarter ended September 30, 1997. The increases in revenues from Continuous Services were primarily due to the launch of three new continuous services in early 1997 and continued expansion of the Company's domestic sales force and international business. The Company increased Contract Value 32% to $56.5 million at September 30, 1998 from $42.9 million at September 30, 1997. The Company grew its subscriber client base 18% to 3,740 Continuous Service clients at September 30, 1998 from 3,160 clients at September 30, 1997.

         Other revenues, consisting principally of revenues from consulting and publications, increased 60% to $4.3 million in the quarter ended September 30, 1998 from $2.7 million in the quarter ended September 30, 1997, and increased as a percentage of total revenues to 23% from 20%. The increase in Other Revenues was primarily attributable to the increase in analyst consulting and speaking fees, the expansion of META Group Consulting activities, and the growth of the Company's publications division. The Company currently expects Other Revenues to continue to grow at a faster rate than Continuous Services revenue, principally due to a shift in market demand toward more targeted, focused and definitive research, continued expansion of existing consulting practices, the hiring of new consulting professionals, the Sentry acquisition, and the expected growth of the publications business.

         Continuous Services revenues attributable to international clients increased 26% in the quarter ended September 30, 1998 from the quarter ended September 30, 1997, and increased as a percentage of Continuous Services revenue to 15% from 13%. The increase was due principally to continued expansion of the Company's international business, the successful international launch of the Enterprise Architecture Strategies ("EAS") service and, to a lesser extent, the expansion in the total number of sales representative organizations. The Company has independent sales representation in 36 countries as of September 30, 1998, compared to 29 countries as of September 30, 1997. The Company expects that international revenues will continue to account for a significant portion of its total revenues.

COST OF SERVICES AND FULFILLMENT Cost of services and fulfillment increased 37% to $8.7 million in the quarter ended September 30, 1998 from $6.3 million in the quarter ended September 30, 1997 principally due to increased staffing for analyst, consultant and fulfillment positions and related compensation expense. Cost of services and fulfillment remained constant as a percentage of total revenues at 47%. While the Company anticipates continuing increases in the costs of services and fulfillment, it expects that such expenses as a percentage of sales will increase slightly.

SELLING AND MARKETING EXPENSES Selling and marketing expenses increased 23% to $4.3 million in the quarter ended September 30, 1998 from $3.5 million in the quarter ended September 30, 1997 and decreased as a percentage of total revenues to 23% from 26%. The increase in expenses was principally due to increased sales-related compensation expense associated with domestic continuous service revenues and the expansion of the direct marketing sales channel for publications. The decrease in expense as a percentage of sales was principally attributable to a decrease in the rate of domestic sales hiring, and a decrease in marketing expenditures and costs relating to international market development. While the Company anticipates continuing increases in the amount of selling and marketing expenses, it expects that such expenses as a percentage of total revenues will remain approximately the same.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased 38% to $1.8 million in the quarter ended September 30, 1998 from $1.3 million in the quarter ended September 30, 1997 and remained constant as a percentage of total revenues at 10%. The increase in expenses was principally due to increased payroll, benefits, facility and recruiting costs, all associated with increased headcount during the quarter. The Company anticipates continuing increases over the prior year in the amount of general and administrative expenses and expects such expenses as a percentage of total revenues will remain approximately the same.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased 17% to $458,000 in the quarter ended September 30, 1998 from $391,000 in the quarter ended September 30, 1997. The increase in depreciation and amortization expense was principally due to purchases of computer equipment, leasehold improvements, and office furniture required to support business growth.

INTEREST INCOME Interest income increased 19% to $681,000 in the quarter ended September 30, 1998 from $571,000 in the quarter ended September 30, 1997 due to an increase in the Company's cash and marketable securities balances, which resulted from a positive cash flow from operations during 1997 and the first nine months of 1998. In addition, the Company benefited from the reinvestment of a portion of its cash into short-term, higher yield marketable securities. (See "Liquidity and Capital Resources" )

PROVISION FOR INCOME TAXES Provision for income taxes of $1.6 million was recorded for the quarter ended September 30, 1998, as compared to a provision of $936,000 recorded for the quarter ended September 30, 1997, reflecting an effective tax rate of 41% and 37%, respectively. During the third quarter of 1997, the Company lowered its effective tax rate to reflect a shift in business into states with lower income tax rates. The Company was not required to pay federal income tax in either quarter due to the utilization of net operating loss carryforwards. Total deferred tax asset, including the current portion, decreased to $5.3 million at September 30, 1998 from $9.2 million at December 31, 1997 as a result of utilizing existing net operating loss carryforwards to offset taxable income.

EARNINGS PER SHARE Diluted EPS increased to $.19 per common share for the third quarter of 1998 as compared to $.13 for the third quarter of 1997 as a result of increased net income. For the quarter ended September 30, 1998, the Company's weighted average number of diluted common shares outstanding were approximately 12,717,000 shares.


NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

TOTAL REVENUES Total revenues increased 39% to $50.1 million in the nine months ended September 30, 1998 from $36.0 million in the nine months ended September 30, 1997. Revenues from Continuous Services increased 36% to $40.4 million in the nine months ended September 30, 1998 from $29.7 million in the nine months ended September 30, 1997. The increases in total revenues and revenues from Continuous Services were primarily due to the launch of three new continuous services in early 1997, continued expansion of the Company's domestic sales force and the growth in international Continuous Services.

         Other Revenues increased 54% to $9.6 million in the nine months ended September 30, 1998 from $6.2 million in the nine months ended September 30, 1997, and increased as a percentage of total revenues to 19% from 17%. The increase in Other Revenues was primarily attributable to an increase in analyst consulting and speaking fees, the expansion of META Group Consulting activities, and the growth of the company's publications.

         Continuous Services Revenues attributable to international clients increased 47% in the nine months ended September 30, 1998 from the nine months ended September 30, 1997, and increased as a percentage of Continuous Services revenues to 14% from 13%. The increase was due principally to continued expansion of the Company's international business, the successful international launch of the EAS service and the expansion in the total number of sales representative organizations.

COST OF SERVICES AND FULFILLMENT Cost of services and fulfillment increased 36% to $24.1 million in the nine months ended September 30, 1998 from $17.7 million in the nine months ended September 30, 1997 principally due to increased staffing for analyst and fulfillment positions and related compensation expense. Cost of services and fulfillment decreased as a percentage of total revenues to 48% from 49%, primarily due to lower relative payroll and related costs in the fulfillment and events departments.

SELLING AND MARKETING EXPENSES Selling and marketing expenses increased 37% to $11.8 million in the nine months ended September 30, 1998 from $8.6 million in the nine months ended September 30, 1997 and remained constant as a percentage of total revenues at 24%. The increase in expenses was principally due to increased sales-related compensation expense associated with increased domestic continuous services revenues and the expansion of the direct marketing sales channel for publications, as well as increased international market development and conference promotion expenses, offset in part by a decrease in domestic marketing expenditures, particularly with respect to the marketing of the three new Continuous Services launched in the first quarter of 1997.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased 30% to $4.7 million in the nine months ended September 30, 1998 from $3.6 million in the nine months ended September 30, 1997 and decreased as a percentage of total revenues to 9% from 10%. The increase in expenses was principally due to increased benefits costs, facilities expense, professional development, recruiting and legal expenses.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased 25% to $1.4 million in the nine months ended September 30, 1998 from $1.1 million in the nine months ended September 30, 1997. The increase in depreciation and amortization expense was principally due to purchases of computer equipment and office furniture required to support business growth.

INTEREST INCOME Interest income increased 28% to $2.0 million in the nine months ended September 30, 1998 from $1.5 million in the nine months ended September 30, 1997 due to an increase in the Company's cash and marketable securities balances resulting from a positive cash flow from operations during 1997 and the first nine months of 1998. In addition, the Company benefited from the reinvestment of a portion of its cash into short-term, higher yield marketable securities. (See "Liquidity and Capital Resources")

PROVISION FOR INCOME TAXES Provision for income taxes of $4.1 million was recorded for the nine months ended September 30, 1998, as compared to a provision of $2.6 million recorded for the nine months ended September 30, 1997, reflecting an effective tax rate of 41% and 40%, respectively. The Company was not required to pay federal income tax in either period due to the utilization of net operating loss carryforwards.

EARNINGS PER SHARE Diluted EPS increased to $.48 per common share for the first nine months of 1998 as compared to $.33 for the first nine months of 1997 as a result of increased net income. For the nine months ended September 30, 1998, the Company's weighted average number of diluted common shares outstanding were approximately 12,539,000 shares.


LIQUIDITY AND CAPITAL RESOURCES

         The Company generated $7.5 million of cash from operations during the nine months ended September 30, 1998, compared with $6.2 million of cash generated from operations in the nine months ended September 30, 1997. The increase in cash generated from operations in 1998 is primarily due to increased net income and the collection of the December 31, 1997 accounts receivable, partially offset by payment of 1997 annual employee bonuses in the first half of 1998.
         The  Company  used  $2.3  million  of cash  in the  nine  months  ended
September  30,  1998,  compared  with  $1.6  million  in the nine  months  ended
September 30, 1997, for the purchase of furniture, equipment, computers and related software for use by the Company's employees. The Company expects that additional purchases of equipment will be made as the Company's employee base continues to grow. As discussed below, the Company acquired Sentry on October 20, 1998, adding 28 new employees. In connection with the acquisition, the Company consolidated its Waltham, MA office into the prior Sentry location in Westborough, MA. The cost of the move did not have a significant effect on results of operations for the current period. As of September 30, 1998, the Company had no material commitments for capital expenditures; however, the Company is currently planning a significant upgrade of internal systems within the next twelve months. The total cash outlay for the project is not expected to exceed $1.0 million.

         The Company regularly invests excess funds in investment-grade, short-term commercial paper, debt instruments, and money market funds. As these investments generally have terms of less than three months, they are included under the caption "Cash and cash equivalents" in the balance sheets.

         In addition,  the Company invests in other  short-term  (primarily less
than  one-year   maturity),   high  quality  investment  grade  marketable  debt
securities. Generally, these securities are purchased in denominations of $1 million to $5 million and held to maturity.

         On October 20, 1998, the Company completed the acquisition of all of the outstanding capital stock of The Sentry Group, Inc.("Sentry")for an initial payment of 195,066 shares of the Company's common stock and a contingent payment of up to $7.0 million in common stock or cash (at the Company's option) in the event certain financial targets are met by Sentry for the 1999 calendar year. In addition, the Company issued to Sentry stockholders warrants to purchase up to 200,000 shares of the Company's common stock at $30.00 per share, 125,000 shares of which are currently exercisable and 75,000 shares of which are contingently exercisable upon Sentry achieving certain financial targets in calander year 1999.

         During September, 1998, the Company made a $1.0 million minority equity investment in Client/Server Labs, Inc., a supplier of performance and functional IT testing services.

         As of September 30, 1998, the Company had cash and cash equivalents of $13.3 million, marketable securities of $32.8 million and working capital of $33.0 million. The Company believes that existing cash balances and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future.


Year 2000 Readiness Disclosure

The following disclosure may be deemed "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act.

State of Readiness
------------------

During 1998, the Company commenced a program to review the Year 2000 compliance status of both the IT and non-IT software and systems used in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products, and to modify or replace all non-compliant products.

The Company is currently making inquiries with critical third party providers of intermediary products or services to determine the impact of Year 2000 issues on their business and operations, and the resulting impact on the business and operations of the Company. Certain of these systems relate to the ability of the Company to transmit its products to its customers via the internet and by CD-ROM, and are reliant on the compliance of the third parties in order to operate past 1999. The Company has been advised by the applicable third parties that the necessary modifications for the Year 2000 issue have been completed or will be completed by the end of 1999. In addition, the Company believes that its internal systems are Year 2000 compliant to interface with such third parties. However, the Company can offer no assurance that its systems, to the extent they are reliant on third party systems, will be operational on January 1, 2000.

The Company has contacted most of the suppliers of its other software and systems to determine whether the products obtained by the Company are Year 2000 compliant and is currently reviewing other areas within its business and operations which could be adversely affected by Year 2000 issues. Based on the responses the Company has received from manufacturers and the internal evaluation performed to date, the Company believes that it will be able to upgrade or replace any critical Year 2000 deficient software or systems prior to the end of 1999.

Among the systems being reviewed is the Company's current telephone system, which is critical to the function of the business. The Company currently plans to replace its existing telephone system during 1999. Also, in response to the increase in clients and employees, and the need for improved information
management  for  customer   service,   the  Company   expects  to  complete
implementation of a new client information system during the first half of 1999. In selecting the new client information system, Year 2000 compliance was one of the criteria reviewed, and the Company has obtained a representation from the vendor that the system is Year 2000 compliant.

Currently, the Company has not identified any internal non-IT systems that are both critical to the business and would cause significant disruption of business in the event of failure in the year 2000.

Costs to Address Year 2000 Issues
---------------------------------

Based on the Company's internal evaluation performed to date on potential costs for completing the evaluating, testing, modifying or replacing of any of its internal IT or non-IT software or systems, the Company currently expects to spend approximately $1.3 million (including $1.2 million of costs for replacing the client information system and telephone system), of which the Company has spent approximately $725,000 as of September 30, 1998. The Company will fund all Year 2000 compliance costs from existing working capital.

The potential costs associated with failure of the internet or other major systems outside the Company's control (i.e., utilities, telephone service, etc.), or of any significant non-IT systems, including increased costs of doing business, inability to conduct business, potential loss of customers, and impact of certain risk areas as discussed below, are unknown and cannot be estimated by the Company.

Risks Associated with Year 2000 Issue
-------------------------------------

The primary  risk to the Company in the event of  non-compliance  with Year
2000 issues is a disruption of customer fulfillment. As a significant portion of the Company's clients chose to have the Company's products delivered via the internet, failure of that system could prevent customers from accessing the Company's products via the Company's internet site. Likewise, failure of the telephone systems would prevent the Company from speaking with its customers directly, which is an integral part of the Company's service and products. Also, failure of the client information system would result in potential delays in responding to customers' inquiries.

In addition to the risks to the Company's systems as they relate to customer service, and discussed above, the Year 2000 Issue presents the following business risks to the Company:

  . Because the Company's business results from selling knowledge based research on a wide variety of IT issues, the short term demand for certain of the Company's products could potentially be hindered while customers and potential customers focus immediate resources on fixing their own Year 2000 issues. Although the Company's products include advisory services on the Year 2000 issue itself, and therefore could potentially increase business for the Company, such impacts can not be estimated by the Company at this time. As such, there remains a risk that a shift in the focus of customers' and potential customers' discretionary IT spending could have a material adverse effect on the Company's business, operating results and financial condition.

  . Part of the Company's services to its customers involves forming opinions and making suggestions with regards to IT issues. As such, customers rely on the Company for advice when making IT related decisions, which may involve Year 2000 issues. Because of the overall risk of litigation associated with the Year 2000 issue, there exists a risk that the Company could face legal action from a customer or be named as a co-defendant in an action by a third party against a customer. The likelihood of such action occurring, and the potential related costs, cannot be estimated by the Company at this time.

  . Failure of certain systems of third parties due to Year 2000 issues could potentially create the risk of impairment of certain assets of the Company. In particular, the Company currently has over $32 million in marketable securities, which are primarily invested in unsecured, short- term investment grade, corporate debt instruments (commercialpaper). Financial impairment to certain investees, or a collapse of the securities markets in general, would potentially have a material adverse effect on the Company's financial position. In addition, the Company currently has over $25 million in accounts receivable from customers and international sales representative organizations, as well as significant investments in other companies. Financial impairment to certain of such companies due to Year 2000 issues could potentially have a material adverse effect on the Company's financial position and results of operations. The likelihood of such action occurring, and the potential related costs cannot be estimated by the Company at this time.

Contingency Plans
-----------------

 The Company has the following contingency plans in place in order to protect customer service in the event of Year 2000 disruptions:

  . The Company's research is available in written form as well as via the internet and CD-ROM. In the event of disruption of the other forms of delivery, the Company will deliver research in printed form to all customers. The incremental cost of doing so would not be material to the results of operations and is currently an option many customers continue to use.

  . In the event the Company is unable to replace the existing client information system prior to the end of 1999, the Company intends to upgrade the existing system be Year 2000 compliant prior to the end of 1999.

  . In the event the Company is unable to replace the existing phone system prior to the end of 1999, the Company intends to upgrade the existing system to be Year 2000 compliant prior to the end of 1999. The Company does not currently have a contingency plan in the event of a failure of long distance telephone service in general.

The Company does not currently have a contingency plan in place with regards to the risk of asset impairment described above but will be reviewing investment risk to include Year 2000 exposure as we approach the year 2000.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to, statements concerning the timing and development of existing consultanting practices and the publications business, international revenues, anticipated costs of services and fulfillment and operating expense levels, cost and expense levels relative to the Company's total revenues, anticipated mix of revenues, the Company's working capital and capital expenditure requirements, net operating loss carryforwards, the ability of the Company's computer systems and applications to function properly beyond 1999, and planned capital expenditures) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below, as well as the accuracy of the Company's internal estimates of revenue and operation expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

     The Company's future operating results are subject to substantial risks and uncertainties. The Company currently derives most of its revenues from subscriptions to its Continuous Services. As a result, any decline in the Company's ability to secure subscription renewals, and/or new subscriptions may have a material adverse effect on the Company's results of operations. The Company's ability to secure subscription renewals, at favorable average selling prices, as well as to successfully market and sell its consulting services, is dependent upon the Company's ability to deliver consistent, high-quality and timely analysis and advice with respect to issues, developments and trends that clients view as important. The Company's successful delivery of such analysis and advice is, in turn, dependent upon many factors, including, among other things: its ability to recruit and retain highly talented professionals in a competitive job market, to understand and anticipate rapidly changing technologies and market trends so as to keep its analysis focused on the changing needs of its clients, and to deliver products and services of sufficiently high quality and timeliness to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, and the ability of telephone systems and the intent to function properly beyond 1999. The Company's ability to market and sell its products and services could also be adversely affected by the emergence of new competitors into one or more of the market segments addressed by the Company's products and services, which could cause pricing pressure and loss of market share. In addition, a significant portion of the Company's revenues are attributable to international clients, which may be adversely affected by factors including difficulties in developing and managing relationships with independent international sales representative organizations, reliance on sales entities which the Company does not control, greater difficulty in maintaining direct client contact, fluctuations in exchange rates, adverse political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles and adverse tax consequences. The Company's future financial results also depend in part on the development or acquisition of new products and services, which may not successfully be achieved due to the inherent costs and risks associated with development, assimilation and marketing of a new product or service, as well as the Company's limited experience in introducing new products and services.

     Furthermore, the Company's quarterly operating results may fluctuate significantly due to various factors. Since a disproportionately large portion of the Company's Continuous Services contracts expire in the fourth quarter of each year, the Company incurs operating expenses in the fourth quarter at a higher level than would otherwise be required by its sequential growth, and such increased expenses are not normally offset immediately by higher revenues. In addition, the Company's operating results may fluctuate as a result of a variety of other factors, including the level and timing of renewals of subscriptions to Continuous Services, the timing and development of existing consulting practices and the publications business, the timing and amount of business generated by the Company, the mix of domestic versus international business, the timing of the development, introduction and marketing of new products and services, the timing of the acquisition and integration into the Company of new business, products and services, the timing of the hiring of research analysts and consultants, the cost of addressing, or the failure to address, the ability of the Company's computer systems and applications to function properly beyond 1999, changes in the spending patterns of the Company's target clients, impairment of the Company's financial assets and the value of the Company's strategic investments, risk of litigation assosicated with the Company's Year 2000 products and services, the Company's accounts receivable collection experience, changes in market demand for IT research and analysis, and competitive conditions in the industry. Due to these factors, the Company believes period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. The potential fluctuations in the Company's operating results make it likely that, in some future quarter, the Company's operating results will be below the expectations of securities analysts and investors, which would have a material adverse effect on the price of the Company's Common Stock.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

         As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, in November, 1995, a complaint was filed in the Bridgeport Judicial District of the Superior Court of Connecticut by a former consultant to the Company naming the Company and its Chief Executive Officer as defendants. On July 23, 1998, the Company and its Chief Executive Officer reached a settlement with the former consultant in which the suit was dismissed with prejudice. The settlement did not have a material effect on the financial statements of the Company.

         The Company and its subsidiary, Sentry, are party to certain other legal proceedings. However, the Company believes that none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations or financial condition.

Item 2.   Changes in Securities and Use of Proceeds
          ------------------------------------------

         (a)      Not applicable.

         (b)      Not applicable.

         (c) On October 20, 1998, the Company acquired all of the outstanding capital stock of Sentry, a Massachusetts corporation. In exchange for all of the outstanding capital stock of Sentry, the former stockholders of Sentry received an initial payment of 195,066 shares of the Company's common stock (the "Shares")and the right to receive a contingent payment of up to $7.0 million in stock or cash (at the Company's option) in the event certain financial targets are met by Sentry in the 1999 fiscal year. In addition, the Company issued to the former stockholders of Sentry warrants (the "Warrants") to purchase up to 200,000 shares of the Company's common stock at $30.00 per share, 125,000 shares of which are currently exercisable and 75,000 shares of which are contingent on Sentry achieving certain financial targets in fiscal year 1999. The Shares and Warrants were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), set forth in Section 4(2) thereof and Rule 506 of Regulation D of the General Rules and Regulations under the Act promulgated by the Securities and Exchange Commission ("Regulation D"). The Company reasonably believes that there were less than 35 purchases of the Shares and the Warrants calculated in accordance with Rules 501(e) and 502(a) of Regulation D. In connection with the issuances of the Shares and Warrants, the former stockholders of Sentry made certain representations to the Company as to their investment intent and possessed a sufficient level of sophistication and access to information. The Shares and the Warrants are subject to restrictions on transfer absent registration under the Act or exemption therefrom.

         (d)      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

  (a)    Exhibits.

  Exhibit
  Number      Description
   10.1       Form of META Group, Inc./JMI Long Term Incentive Compensation Plan
   10.2       Form of Common Stock Purchase Warrant (Immediate Vesting) issued to stockholders of The Sentry Group, Inc. on October 20, 1998
   10.3       Form of Common Stock Purchase Warrant (Contingent Vesting) issued to stockholders of The Sentry Group, Inc. on October 20, 1998
   11.1       Statement re-computation of per-share earnings
   21.1       List of subsidiaries
   27.1       Financial Data Schedule

  (b)    Reports on Form 8-K.

   None.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              META Group, Inc.




Date: November 16, 1998       By:/s/ Bernard F. Denoyer
                                 -------------------------------------
                                 Bernard F. Denoyer
                                 Senior Vice President, Finance, Chief Financial Officer, Secretary and Treasurer
                                (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX



                                                                   Sequentially
Exhibit                                                              Numbered
Number                              Description                       Page



-----
10.1      Form of META Group, Inc./JMI Long Term Incentive
            Compensation Plan                                             21

10.2      Form of Common Stock Purchase Warrant (Immediate Vesting)
            issued to stockholders of The Sentry Group, Inc.
            on October 20, 1998                                           29

10.3      Form of Common Stock Purchase Warrant (Contingent Vesting)
          issued to stockholders of The Sentry Group, Inc. on
          October 20, 1998                                                39

11.1      Statement re computation of per-share earnings                  49


21.1      List of subsidiaries                                            50

27.1      Financial Data Schedule                                         51


------------------