Form 10-K
period 1998-12-31
META GROUP INC
filed 1999-03-31
CIK 1000015

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ---------------------------------------------

                                    FORM 10-K
(Mark One)
( X) Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the Fiscal Year Ended: December 31, 1998
                                       or
(  )  Transition  Report  Pursuant  to Section 13 or 15(d) of The  Securities
      Exchange Act of 1934.


For the transition period from         to

                       Commission File Number: 0-27280
               ---------------------------------------------

                              META Group, Inc.
           (Exact name of registrant as specified in its charter)

         Delaware                                              06-0971675
     -----------------------------                       -----------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                           Identification No.)

    208 Harbor Drive, Stamford, Connecticut                     06912-0061
    ---------------------------------------              -----------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . ( )

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 22, 1999 (based on the closing price as quoted by Nasdaq National Market as of such date) was $178,871,524.

As of March 22, 1999, 11,930,846 shares of the registrant's common stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on May 20, 1999 are incorporated by reference into Part III hereof.
================================================================================

                              PART I

ITEM 1.   BUSINESS

General

         META Group, Inc. ("META Group") and its subsidiary, The Sentry Group, Inc. ("Sentry"), collectively, the "Company" is an independent market assessment company providing research and analysis of developments, trends and
organizational   issues  relating   to  the  computer  hardware,  software,
communications and related information technology ("IT") industries to IT users and vendors. IT user organizations utilize META Group's research, analysis and recommendations to develop and employ cost-effective and revenue enhancing strategies for selecting and implementing timely IT solutions and for aligning these solutions with business priorities. IT vendors use META Group's services for help in product positioning, marketing and market planning, as well as for internal IT decision making.

         META Group offers clients annual subscriptions to 14 different research services ("Continuous Services") as part of its INsights product family. These services are focused on specific areas of IT, IT issues related to a specific vertical market, or specific needs of those within the IT organization. Recommendations to clients are based on projections and analyses of important industry trends, experiences of other companies, events and announcements, key issues and business practices, as well as new technologies, products and services.

         The Company offers consulting services through its META Group Consulting division ("MGC") as part of its INitiatives product family.
A significant portion of MGC clients are also Continuous Services subscribers. The acquisition by the Company of Sentry in October 1998 significantly expanded MGC's business value consulting practice, and compliments the existing sourcing, benchmarking, technology application, e-commerce and other consulting practices within MGC. The Company also offers a variety of targeted publications as part of its INforum product family. See "Business - Products and Services -
INitiatives: META Group Consulting" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results - Risk of Failure to Integrate Recent Acquisition and Risks Associated with Potential Acquisitions."

         META Group targets as its clients substantial commercial and governmental users of IT, as well as IT vendors. As of December 31, 1998, the Company had over 4,000 subscribers in approximately 1,750 client organizations, including 42% of the Fortune 500 companies, 67% of the top 100 Fortune 500 companies and 93% of the top 15 Fortune 500 companies. During each of 1998, 1997 and 1996, approximately 75% of META Group's clients renewed one or more subscriptions.

         From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risks and uncertainties. In particular, the statements set forth under the heading "The META Group Solution" below regarding the Company's objectives to expand the range of clients it serves, further penetrate its existing client base, extend its product line and broaden the scope of its services are "forward looking" statements. The Company's actual results may vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, difficulties in the timely adjustment and/or expansion of the Company's product offerings to encompass new technologies and market demands, difficulties in developing, acquiring and/or integrating new product offerings, difficulties in attracting and retaining qualified personnel, competition, changes in the mix between the Continuous Services business and the Consulting Services business, changes in the mix between domestic and international business, changes in the rates of customer renewals, difficulties in gaining entry into new markets for the Company's products and services and limitations on financial and other resources required to engage in product development and sales and marketing activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness Disclosure" and "--Certain Factors That May Affect Future Results" for a discussion of certain factors which may cause actual results to vary significantly from those stated in any forward-looking statement.

         Specific   comparative   financial   information   may  be   found   in
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the consolidated financial statements.

         META GROUP(R) is a registered trademark of the Company. The META GROUP logo(TM), META(TM), META DELTAS(TM), META FAX(TM), META FLASH(TM), and META TRENDS(TM) are trademarks of the Company. This report also includes trademarks and trade names of companies other than META Group.

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

         The Company's research is designed to alert clients to the sometimes subtle and unforeseen opportunities and risks inherent in complex IT business decisions. Although META Group research contains concrete conclusions and recommendations, a client seeking to understand the complex IT issues addressed in written research often requires further explanation and analysis in the context of the client's unique business environment and IT requirements. Accordingly, all META Group Continuous Service clients have direct access to the Company's analysts, who adapt the Company's published conclusions and recommendations to the client's specific IT environment. META Group analysts are available to clients through direct telephone consultations, customized on-site and regional executive briefings and in-depth quarterly and annual conferences, as well as teleconferences addressing significant current IT developments.

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

Products and Services

         META Group's services and products are designed to complement each other and provide flexible access to the industry's foremost market assessment and analytical expertise in the following categories:

         o CONTINUOUS SERVICES (marketed under the product name INsights)
         o CONSULTING (marketed under the product name INitiatives)
         o PUBLICATIONS (marketed under the product name INforum)

INsights:  Continuous Services

         INsights is META Group's product family of Continuous Services offering actionable research, unlimited analyst interaction, and on-site consultation with META Group analysts when clients need to further understand industry trends, vendor assessments, and the business application of technology solutions
- applying analyst insight and research to their specific set of decision-making opportunities. These services have been developed to meet the varied needs of client organizations: technology-focused services (infrastructure, architecture, and applications); industry-focused services (specific to industries such as energy, insurance, and healthcare); and senior executive-focused services (such as META Group's Executive Directions service).

         META Group believes its Continuous Services provide comprehensive coverage of virtually all relevant IT and business related issues faced by its clients. META Group applies a consistent approach to all Continuous Services by offering a high level of personal service with an emphasis on client/analyst interaction. All META Group Continuous Services clients have direct access to the Company's analysts as advisors to adapt the Company's published conclusions and recommendations to the client's specific IT requirements. Proactively contacting clients on a regular basis, META Group analysts apply their knowledge base of product information and user experience to respond to the unique IT situation of each client with incontext, definitive advice and recommendations.

         The list prices for the Company's Continuous Services range from $23,000 to $50,000, and are subject to discounts based on a number of factors, including the number of Continuous Services subscribed to by a client. The Company's average selling price for a Continuous Service was $17,600, $16,600, and $15,400 for the years ended December 31, 1998, 1997, and 1996, respectively.

         The following deliverables, which involve the direct participation of META Group research analysts, typically are provided to subscribers to META Group's Continuous Services as an integral part of such services:

         o Telephone Consultations afford each subscriber the unlimited opportunity to discuss specific issues with META Group analysts.

         o Half-day Briefings are held at META Group headquarters or at client sites and address client-specific issues.

         o Strategic Plan Reviews provide META Group analysis and evaluation of clients' strategic plans.

         o Regional Executive Briefings are conducted by each service. These half-day user roundtables focus on key issues and are held in major cities throughout the year.

         o META Trend Teleconferences are held quarterly by each service to provide an in-depth analysis of between two and four of that service's annual "META Trends" (that is, long-term projections of major industry issues and directions that META Group believes will impact users, vendors and the IT market).

         o Key Event Teleconferences enable clients to participate in discussions with META Group analysts and are generally held following key industry events, such as major announcements or trade shows.

         o META Group Conferences address a broad range of tactical and strategic issues relevant to each service. At least one conference per service is conducted annually. A conference covering industry-wide issues is also held annually.

         o Written Research: Each subscriber to a META Group Continuous Service receives one or more of the following written materials:

            o META Deltas consist of three to four analytical briefs, published monthly, that deliver analysis of major events, issues, vendor products and strategies, technology and other pertinent matters.

            o META Faxes are concise faxed summaries of META Group's weekly research meeting, at which industry events are reviewed and analyzed.

            o META Trends is an annual publication featuring three to five year projections of significant issues and developments that will affect IT users and vendors.

           o META Flash is a faxed bulletin containing analysis of key industry events or announcements which META Group deems to be of extraordinary importance.

         META Group research is available in print, as well as in the media below. A rolling three years of research can be searched by service, topic, or keyword.

         o        Extranet or Intranet

         o        Internet

         o        Lotus Notes

         o        CD-ROM

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

         Electronic Business Strategies (EBS) provides early identification of high-impact technologies that support business transformation strategies. It encompasses a wide range of both IT and business issues. Service offerings are focused on electronic commerce, objects (emphasizing business-process risk and object oriented infrastructure), collaborative technologies, workflow products and "new" media, including documents, images and multimedia. Analysts also assist in creating cross-functional, customer-focused organizations; guiding organizations through required business transformations; and assessing external resources such as management consultants, systems integrators and providers of change-management services.

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

         Executive Directions (ED) provides a forum for senior IT and business executives to discuss operational and organizational challenges and experiences on IT related topics. Membership-directed research topics are discussed at regional and national meetings and published in monthly research papers. Customized on-site briefings and one-day planning sessions are also provided to focus on client and industry issues.

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

         Service Management Strategies (SMS) delivers research and analysis focused on the management of shared computing infrastructures and applications. Primary areas of coverage include networked systems management, customer-support operations and outsourcing (including feasibility studies, vendor negotiation, implementation schedules and management of service providers). In all cases, analysts pay particular attention to the organizational, financial, and management implications of IT's increasing role as an internal vendor of services.

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

         INfusion:
         Supplementing the foregoing, during 1998 the Company introduced INfusion, a program that combines offerings across META Group's Continuous Services to meet the dynamic needs of an enterprise through focused, topical programs and workshops. These programs have developed as a result of organizations' collective need to rapidly understand how to implement complex technology-based solutions, while meeting the demands of diverse business units that are evolving at a rapid pace.

         META Group's INfusion programs benefit organizations that are challenged with such issues as defining a flexible architecture, building an adaptive infrastructure, and measuring the business performance of an IT organization as it supports both the corporate technology infrastructure and applications, as well as meeting business unit requirements. These programs build on the business-focused analysis from the INsights services by also offering interactive workshops that focus on methodology and skill-based training to successfully manage a specific business-critical topic.

         Continuous Services for Vertical Industries:

o Insurance Information Strategies (IIS) delivers guidance critical for managing IT and information in the insurance industry, with particular emphasis on the challenges faced by insurance companies as they transition from traditional underwriters analyzing risk management into full financial services providers requiring superior IT systems to handle increased customer expectations and competition.

o Healthcare Information Technology Strategies (HITS) delivers targeted research and insight to help IT healthcare professionals successfully implement long-term IT strategies in a changing regulatory environment. Specific areas of research include: legacy system transition, decision support, communications services and other supporting technologies.

o Energy Information Strategies (EIS) focuses on the IT requirements of energy industry participants preparing to compete in a de-regulated environment of customer choice where the efficient purchase, production, transmission and management of energy requires the use and understanding of complex technology systems.

o Retail & Distribution Information Strategies (RDIS) provides research and analysis related to the business issues and technology trends most relevant to business and IT executives within the retail industry.

INitiatives: META Group Consulting

         INitiatives is META Group's product family providing strategic consulting through a customized approach to each client's business and technology  issues.  MGC  clients  use  INitiatives  offerings  when  they  need assistance in confronting such issues as sourcing strategies, customer management, infrastructure vendor assessments, application portfolio assessment, and the impact that the effective use of business intelligence has on an enterprise, priced on a per project basis. MGC also provides benchmarking and best practices analyses of technology operations environments.

         As organizations continue to evaluate core competencies and look for cost savings through the selective use of outsourcing, IT organizations are increasingly being positioned as internal service entities satisfying line-of-business ("LOB") "clients." As a result, today's IT executive is under pressure to plan a flexible and cost-effective IT architecture addressing tomorrow's business environment, while remaining responsive to changing LOB requirements. MGC combines technological expertise and extensive research resources to assist companies in developing and implementing strategic IT architectures. MGC leverages META Group's Continuous Service research and client relationships to understand user issues and technology trends, drawing on the expertise of META Group analysts in all Continuous Services areas. MGC services include planning foundation analysis, business and technology requirements analysis, strategy development, outsourcing strategies, Year 2000 compliance, data warehouse migration planning, application procurement strategies, and data center benchmarking.

         The acquisition by the Company of Sentry in October 1998 significantly expanded the Company's business value consulting practice, and complimented the existing sourcing, benchmarking, technology application, e-commerce and other consulting practices within MGC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results Risk of Failure to Integrate Recent Acquisition and Risks Associated with Potential Acquisitions."

         The acquisition by the Company of certain assets of The Verity Group, Inc. in late 1997 has enabled the Company to offer a Customer Management Strategies practice to offer helpdesk and callcenter consulting and benchmarking services to its clients.

         In 1997, the Company formed a joint venture with SRI International to deliver thought-leading research, methods, metrics and tools to senior management of global 2000 companies planning for the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

INforum: Publications

         INforum is META Group's product family of publications offering in-depth analysis of such issues as human capital management, electronic commerce, data warehousing and Year 2000. These publications help clients gain a more thorough understanding of a single business or IT issue by providing information-based research.

         In February 1996, the Company entered into an exclusive distribution agreement with Computerwire (formerly known as APT Data Group, plc), a London based publisher of magazines, newsletters, and product review bulletins for users and suppliers of information technology. Under the agreement, the Company has the exclusive right to co-market and distribute four of Computerwire's Software Tools Bulletins in the United States, Canada, and Latin America. These bulletins provide monthly product and category reviews in the areas of client/server development, data warehousing, distributed systems management, and object oriented development.

         In April 1996, the Company entered into an exclusive distribution agreement with CXP International, S.A., a Paris based company specialized in gathering, analyzing, publishing, marketing and selling technical evaluations regarding computer and telecommunication software. Under the agreement, the Company acts as CXP's distributor to translate to English, promote, market and sell CXP's proprietary publications, Software Product Expertise (SPEX) in the United States, Canada and Mexico. These publications provide comprehensive software evaluations with side-by-side product comparisons to assist in the software product decision making process.

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

         The knowledge and experience of the Company's analysts is critical to the quality of the Company's products and services. To ensure consistency of positions and analysis across service disciplines, all META Group research is reviewed by the Company's Co-Research Directors. While varying opinions and philosophical contention among services and research disciplines are encouraged, final positions and conclusions are consistent. This practice ensures that the analytical structure and recommendations presented in the Company's research better enable the various elements of client organizations to formulate integrated strategies based on coherent information and analysis.

Sales and Marketing

         META Group uses a direct sales force domestically and a network of local independent sales representative organizations internationally to market and sell its Continuous Services under the INsights and INfusion product family names. The Company's domestic direct sales force is comprised of 62 field sales personnel located throughout the United States. The Company's publication products are sold domestically by a separate Inside Sales channel totaling 22 tele-sales professionals. Internationally, the Company currently utilizes independent sales representative organizations selling Continuous Services, Consulting and Publication products in Canada, Europe, Far East, Middle East, South America and South Africa. Under the terms of the Company's international sales representative agreements, sales representative organizations are assigned exclusive territories and annual quotas. These international sales representative organizations also perform selected client service functions, and bill and collect revenues attributable to international clients. The Company realizes revenues from the international sales representative organizations at rates of 40% to 60% of amounts billed to those clients. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results - Risk Associated With International Operations" and Note 1 of notes to the consolidated financial statements.

         As of December 31, 1998, the Company had over 4,000 subscribers in approximately 1,750 client organizations worldwide, and no single client accounted for more than 2% of the Company's revenues for the year ended December 31, 1998. The Company does not believe it is the exclusive provider of IT research and advisory services to its clients.

         In March 1995, META Group entered into an exclusive strategic alliance agreement with First Albany Corporation ("First Albany"), a financial services firm. The agreement provides for the distribution of the Company's written research and analysis, in its original form or as customized and expanded by First Albany, to First Albany's financial services customers, which include many institutional investors. The agreement restricts the Company from marketing its services to any broker dealer or sell-side firm offering services similar to those offered by First Albany. The Company is permitted to market and sell Continuous Services to First Albany buy-side customers. This agreement is annually renewable by First Albany, subject to attainment of specified minimum revenue targets. The Company recognized $750,000, $616,500, and $425,000 in revenues from this arrangement in the years ended December 31, 1998, 1997, and 1996, respectively. George C. McNamee, a director of the Company, is also Chairman and Co-Chief Executive Officer of First Albany. See Note 11 of notes to consolidated financial statements.

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

         The Company sells Continuous Services pursuant to renewable one-year subscription agreements, which are generally paid in full at the start of the subscription period. During each of 1998, 1997 and 1996, approximately 75% of the Company's client organizations renewed one or more subscriptions. However, there can be no assurance that the Company will be able to sustain its client retention rates at historical levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Employees

         As of December 31, 1998, the Company employed 426 people, including 218 research analysis and fulfillment personnel (including 159 analysts and consultants), 125 sales and marketing personnel and 83 administrative personnel. Of these employees, 197 are located at the Company's headquarters in Stamford, Connecticut, 208 are located at other domestic facilities and 20 are located overseas. None of the Company's employees is represented by a collective bargaining arrangement, and the Company has experienced no work stoppages. The Company considers its relations with its employees to be good. All employees are granted stock options upon hiring.

         The Company's future success depends in large part on the ability to continue to motivate and retain highly qualified employees, including management personnel, and to attract and retain a significant number of additional qualified personnel, including research analysts, consultants, sales personnel and product development and operations staff. Competition for qualified personnel in the Company's industry is intense, and many of the companies with which META Group competes for qualified personnel, including Gartner Group, have substantially greater financial and other resources than the Company. Furthermore, competition for qualified personnel can be expected to become more intense as competition in the Company's industry increases. There can be no assurance that the Company will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully. The loss of any of the Company's senior management personnel, particularly Dale Kutnick, President, Chief Executive Officer and Co-Research director of the Company or any material failure to recruit, retain and motivate a sufficient number of qualified personnel would have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results - Dependence on Ability to Attract and Retain Qualified Personnel" and "- Dependence on Key Personnel."

ITEM 2.  PROPERTIES

         The Company's headquarters are located in approximately 78,000 square feet of office space in Stamford, Connecticut. This facility accommodates research, marketing, sales, customer support and corporate administration. The lease on this facility expires in 2001. The Company also leases office space in nine other locations to support its research, sales and other administrative functions including Reston, VA, Burlingame, CA, and Westborough, MA. The Company believes that its existing facilities are adequate for its current needs and that additional facilities are available for lease to meet future needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to certain legal proceedings arising in the ordinary course of business. However, the Company believes that none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1998.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "METG" since its initial public offering (the "Offering") at $12.00 per share on December 1, 1995. Prior to the Offering, there was no established public trading market for the Company's shares.

         On March 22, 1999, the closing price of the Company's Common Stock was $18.50, as reported by the Nasdaq National Market. On that date, there were approximately 156 holders of record of the Company's Common Stock and at least 1,300 beneficial holders, based on information obtained from the Company's transfer agent.

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

         On April 27, 1998, the Board of Directors of the Company declared a three for two stock split effected through the issuance of a fifty percent stock dividend payable on June 11, 1998 to shareholders of record on May 22, 1998. All share and per share amounts affected by this split that are contained in this annual report on Form 10-K have been retroactively adjusted for all periods presented.

         The following table reflects the range of high and low bid quotations, as reported on the Nasdaq National Market, for META Group Common Stock for each quarter of the years ended December 31, 1998 and 1997.


                                                         High           Low
                                                        -----          ------
1998
----
Fourth Quarter                                          $32.63          $19.00
Third Quarter                                           $33.75          $19.62
Second Quarter                                          $25.66          $20.31
First Quarter                                           $23.66          $14.91

1997:
-----
Fourth Quarter                                          $19.50          $12.83
Third Quarter                                           $16.75          $11.83
Second Quarter                                          $16.16          $10.33
First Quarter                                           $18.00          $10.83


ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below are derived from the consolidated financial statements of the Company, and should be read in connection with those statements, which are included herein. All share and per share amounts have been retroactively adjusted to reflect the three for two split.

                                                                  Year Ended December 31,
                                                   ----------------------------------------------------
                                                     1998       1997        1996       1995        1994
                                                     ----       ----        ----       ----        ----
                                                          (In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
     Continuous services                           $56,086     $41,805    $30,769     $22,334    $16,160
     Other, principally consulting
     and publications                               16,699       9,390      6,197       3,001      1,255
                                                   -------     -------    -------     -------   --------
           Total revenues                           72,785      51,195     36,966      25,335     17,415
                                                   -------     -------    -------     -------   --------
Operating expenses:
     Cost of services and fulfillment               35,098      24,602     18,908      14,515     11,073
     Selling and marketing                          16,702      12,477      8,797       6,329      6,680
     General and administrative                      6,753       5,006      3,728       2,180      1,949
     Depreciation and amortization                   1,894       1,501      1,086         676        441
                                                   -------     -------    --------    -------   --------
           Total operating expenses                 60,447      43,586     32,519      23,700     20,143
                                                   -------     -------    -------     -------   --------
Operating income (loss)                             12,338       7,609      4,447       1,635     (2,728)
                                                   -------     -------    -------     -------   --------

Other income (expense):
          Gain on sale of investment                                                      250
          Interest income                            2,621       2,138      1,909         217         16

        Interest expense                                                                  (19)       (66)
                                                   -------     -------    -------     -------     -------
        Total other income (expense)                 2,621       2,138      1,909         448        (50)
                                                   -------     -------    --------    -------    -------

Income (loss) before provision
     (benefit) for income tax                       14,959      9,747       6,356       2,083     (2,778)
Provision (benefit) for income tax                   6,174      3,980       2,730      (1,547)
                                                   -------     -------    -------     -------    -------
Net income (loss)                                  $ 8,785     $ 5,767    $ 3,626     $ 3,630    $(2,778)
                                                   =======     =======    =======     =======    =======
Net income (loss) per diluted common
     share                                         $   .70     $   .48    $   .32     $   .45    $  (.87)
                                                   =======     =======    =======     =======    =======

Weighted average number of diluted
     common shares outstanding                     $12,596      11,937     11,502       8,121      3,177
                                                   =======     =======    =======     =======    =======
Net income (loss) per basic
        common share                               $   .78     $   .53    $   .41     $   .75    $  (.87)
                                                   =======     =======    =======     =======    =======

Weighted average number of basic
     common shares outstanding                      11,326      10,821      8,925       4,815      3,177
                                                   =======     =======    ========    =======    =======



                                                                       December 31,
                                                  ------------------------------------------------------
                                                     1998         1997      1996        1995        1994
                                                   ------         ----      ----        ----        ----
                                                                      (In thousands)
Balance Sheet Data:
Cash and cash equivalents                        $  9,945      $12,910    $19,335     $35,525     $  301
Marketable securities                              36,881       27,746     15,684
Working capital (deficit)                          34,923       32,826     28,843      27,676     (7,102)
Total assets                                      112,187       89,453     70,171      52,356     11,385
Deferred revenues                                  31,276       29,136     22,885      16,557     13,484
Total debt                                                                                           250
Redeemable convertible preferred stock                                                             1,500
Total stockholders' equity (deficiency)            72,690       55,400     42,728      31,868     (7,226)


ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         META Group is an independent market assessment company providing research and analysis of developments, trends and organizational issues relating to the computer hardware, software, communications, and related information technology industries to IT users and vendors. IT user organizations utilize META Group's research, analysis and recommendations to develop and employ cost-effective and revenue enhancing strategies for selecting and implementing timely IT solutions and for aligning these solutions with business priorities. IT vendors use META Group's services for help in product positioning, marketing and market planning, as well as for internal IT decision making.

         Continuous Services subscriptions, which are annually renewable contracts and generally payable by clients in advance, comprised approximately 77% and 82% of the Company's total revenues for the years ended December 31, 1998 and 1997, respectively. Billings attributable to the Company's Continuous Services are initially recorded as deferred revenues and then recognized pro rata over the contract term. During each of 1998, 1997, and 1996, approximately 75% of the Company's clients renewed one or more subscriptions; however, this client retention rate is not necessarily indicative of the rate of retention of the Company's revenue base. The Company's other revenues are derived from project consulting, benchmarking, conferences, speaker engagement fees and publications. A significant portion of MGC clients are also Continuous Services subscribers.

         One measure of the volume of the Company's business is its annualized "Contract Value," which the Company calculates as the aggregate annualized subscription revenue recognized from all Continuous Services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. While Contract Value is not necessarily indicative of future revenues, Contract Value has grown every quarter since the Company's inception and increased 30% to $62.6 million at December 31, 1998 from $48.3 million at December 31, 1997. At December 31, 1998, the Company had over 4,000 Continuous Services subscribers in approximately 1,750 client organizations worldwide.

         Continuous Services revenues attributable to international clients are billed and collected by the Company's international sales representative organizations. The Company realizes revenues from the international sales representative organizations at rates of 40% to 60% of amounts billed to those clients.

         The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses and general and administrative expenses. Cost of services and fulfillment represents the costs associated with production and delivery of the Company's products and services and includes the costs of research, development and preparation of periodic reports, analyst telephone consultations, executive briefings and conferences, publications, consulting services, new product development and all associated editorial and support services. Selling and marketing expenses include the costs of salaries, commissions and related benefits for such personnel, travel and promotion. General and administrative expenses include the costs of the finance and accounting departments, legal, human resources, corporate IT and other administrative functions of the Company. See "Segment Reporting" in Note 12 to the consolidated financial statements for information regarding the Company's operating segments.

Results of Operations

         The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

                                                                     1998        1997       1996
                                                                     ----        ----       ----
  Revenues:
     Continuous services                                               77%         82%         83%
     Other revenues, principally consulting and publications           23          18          17
                                                                      ---         ---         ---

          Total revenues                                              100         100         100
                                                                      ---         ---         ---
  Operating expenses:
     Cost of services and fulfillment                                  48          48          51
     Selling and marketing                                             23          24          24
     General and administrative                                         9          10          10
     Depreciation and amortization                                      3           3           3
                                                                      ---         ---         ---
           Total operating expenses                                    83          85          88
                                                                      ---         ---         ---
  Operating income                                                     17          15          12
                                                                      ---         ---         ---
  Interest income                                                       4           4           5
                                                                      ---         ---         ---
  Income before provision for income tax                               21          19          17
                                                                      ---         ---         ---
  Provision for income tax                                              9           8           7
                                                                      ---         ---         ---
  Net income                                                           12%         11%         10%
                                                                      ---         ---         ---


Years Ended December 31, 1998 and December 31, 1997

         Total Revenues. Total revenues increased 42% to $72.8 million in the year ended December 31, 1998 from $51.2 million in the year ended December 31, 1997. The increases in total revenues were primarily due to continued expansion of the Company's domestic sales force, increases in the Company's consulting business (including the Sentry acquisition), recognition of new revenue from the launch of three new Continuous Services in early 1997, the increase in sales volume of subscription publications, as well as growing international market acceptance of the Company's products. During 1998, the Company experienced a shift in business demand by clients towards more focused, client specific services. As a result, the Company experienced a slight decline in the growth rate of Continuous Services revenue from the year ago period, and an increase in the growth rate of consulting, publications, and other revenue from the year ago period. The Company currently expects this trend to continue for the foreseeable future.

         Revenues from Continuous Services increased 34% to $56.1 million in the year ended December 31, 1998 from $41.8 million in the year ended December 31, 1997. The increases in Continuous Services revenues were primarily due to continued expansion of the Company's domestic sales force, recognition of new revenue from the launch of three new Continuous Services in early 1997, the increase in sales volume of subscription publications, as well as growing international market acceptance of the Company's products. The Company increased average selling prices 6% to $17,600 in 1998 from $16,600 in 1997 by continuing to broaden research coverage within its existing Continuous Services. The
Company grew its subscriber client base 17% to 4,000 Continuous Service subscribers at December 31, 1998 from 3,410 clients at December 31, 1997. The Company currently expects Continuous Services revenue to continue to grow; however, it expects the rate of growth to decline in 1999 versus 1998.

         Other revenues, consisting principally of revenues from consulting and non-subscription publications, increased 78% to $16.7 million in the year ended December 31, 1998 from $9.4 million in the year ended December 31, 1997, and increased as a percentage of total revenues to 23% from 18%. The increase in other revenues was primarily attributable to a shift in business to include more leveraged consulting services, both from MGC and analyst consulting/speaking engagements. Also significant to the growth of other revenues was the October 1998 acquisition of Sentry, and, to a lesser extent, the increase in sales volume of the Company's non-subscription publications. The Company currently expects a continued acceleration of the growth rate of revenue from consulting and non-subscription publications as a result of the shift in business demand by clients toward more focused, client specific services and the Sentry acquisition discussed above.

         Revenues attributable to international clients increased 41% in the year ended December 31, 1998 from the year ended December 31, 1997, and increased as a percentage of total Continuous Services revenues to 14% from 13%. The increase was primarily due to the increased presence of the Company's services in existing international markets. The Company currently has independent sales representation in 30 countries. The Company currently expects that international Continuous Services revenues will continue to grow at a faster rate than domestic Continuous Services revenue.

         Cost of Services and Fulfillment. Cost of services and fulfillment increased 43% to $35.1 million in the year ended December 31, 1998 from $24.6 million in the year ended December 31, 1997, principally due to increased analyst, consultant and fulfillment staffing and related compensation and overhead expense required to support the Company's growth both domestically and internationally; and, to a lesser extent, to increased royalty payments made in connection with certain joint product offerings between the Company and certain of its entities in which it has a minority investment. Costs of services and fulfillment remained constant as a percent of revenues at 48%. The Company currently expects continued increases in costs of services and fulfillment and expects that such expenses as a percentage of total revenue will remain approximately the same.

         Selling and Marketing Expenses. Selling and marketing expenses increased 34% to $16.7 million in the year ended December 31, 1998 from $12.5 million in the year ended December 31, 1997 and decreased as a percentage of total revenues to 23% from 24%. The increase in expenses was principally due to increased sales-related compensation expense associated with increased Continuous Services revenues, the expansion of the Inside Sales channel for selling publications, increased costs associated with development of international markets, and higher marketing and promotion expenditures related to the launch of new publications and service conference promotion. The Company anticipates continuing increases in the amount of selling and marketing expenses as it continues to grow its domestic sales force to support the expanding scope of its product offerings. The Company currently expects that such expenses as a percentage of total revenues will remain approximately the same.

         General and Administrative Expenses. General and administrative expenses increased 35% to $6.8 million in the year ended December 31, 1998 from $5.0 million in the year ended December 31, 1997 and decreased as a percentage of total revenues to 9% from 10%. The increase in expenses was principally due to increased employee benefits costs, recruiting fees, internal systems maintenance and facilities, and professional education costs. The Company currently anticipates continuing increases in the amount of general and administrative expenses and expects such expenses to remain approximately the same as a percentage of total revenues.

         Depreciation and Amortization. Depreciation and amortization expense increased 26% to $1.9 million in the year ended December 31, 1998 from $1.5 million in the year ended December 31, 1997. The increase in depreciation and amortization expense was principally due to office furnishings and equipment purchases required to support business growth.

         Interest Income. Interest income increased 23% to $2.6 million in the year ended December 31, 1998 from $2.1 million in the year ended December 31, 1997 due to an increase in the Company's balances of cash, cash equivalents and marketable securities, resulting from positive cash flows from operations. In addition the Company benefited from the reinvestment of a portion of its cash into short-term, higher yield marketable securities. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         Provision for Income Taxes. The Company recorded a provision for income taxes of $6.2 million and $4.0 million, reflecting an effective tax rate of 41% during the years ended December 31, 1998 and 1997, respectively. The Company was not required to pay federal income tax due to the utilization of net operating loss carryforwards. The Company anticipates that it will begin paying federal income tax during 1999, due to the utilization in full of its net operating loss carryfowards for federal income tax purposes.

Years Ended December 31, 1997 and December 31, 1996

         Total Revenues. Total revenues increased 38% to $51.2 million in the year ended December 31, 1997 from $37.0 million in the year ended December 31, 1996. Revenues from Continuous Services increased 36% to $41.8 million in the year ended December 31, 1997 from $30.8 million in the year ended December 31, 1996. The increases in total revenues and revenues from Continuous Services were primarily due to continued expansion of the Company's domestic sales force, increases in average selling prices, recognition of new revenue from launch of new Continuous Services, as well as growing worldwide market acceptance of the Company's products. The Company increased average selling prices 8% to $16,600 in 1997 from $15,400 in 1996 by continuing to broaden research coverage within its existing Continuous Services. The Company grew its subscriber client base
22% to 3,410 Continuous Service subscribers at December 31, 1997 from 2,800 clients at December 31, 1996.

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

         Cost of Services and Fulfillment. Cost of services and fulfillment increased 30% to $24.6 million in the year ended December 31, 1997 from $18.9 million in the year ended December 31, 1996, principally due to increased analyst, consultant and fulfillment staffing and related compensation expense required to support the Company's growth both domestically and internationally and, to a lesser extent, due to the development and launch of three new Continuous Services. Costs of services and fulfillment decreased as a percent of revenues to 48% from 51%. This decrease primarily reflects the improved average selling prices discussed above.

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

         Provision for Income Taxes. The Company recorded a provision for income taxes of $4.0 million and $2.7 million, reflecting an effective tax rate of 41% and 43%, during the years ended December 31, 1997 and 1996, respectively. The Company's effective tax rate has declined due to the continued expansion of business in states with lower income tax rates. The Company was not required to pay federal income tax in 1997 and 1996 due to the utilization of net operating loss carryforwards.

Liquidity and Capital Resources

         The Company has funded its operations to date primarily through its initial public offering, cash generated from operations, and proceeds from the exercise of common stock options. In December 1995, the Company received net proceeds (after deducting underwriting commissions and discounts and applicable offering expenses) of $30.2 million relating to its initial public offering of 2,790,000 shares of Common Stock. The Company generated $9.3 million, $8.2 million, and $5.5 million of cash from operations during the years ended December 31, 1998, 1997, and 1996, respectively, primarily due to net income and the utilization of net operating loss carryfowards to reduce cash paid for income taxes.

         The Company used $3.2 million, $1.9 million and $1.7 million of cash in the years ended December 31, 1998, 1997, and 1996, respectively for the purchase of furniture, equipment, computers and related software for use by the Company's employees. The Company expects that additional purchases of equipment will be made as the Company's employee base grows. As of December 31, 1998, the Company had no material commitments for capital expenditures; however, the Company is currently upgrading significant internal systems to support business growth. The total cash outlay for the completion of the project in 1999 (excluding internal resources) is not expected to exceed $1.0 million.

         During the years ended December 31, 1998, 1997 and 1996, the Company made investments and advances to several companies in parallel or synergistic industries. The balance of the Company's investments and advances was $8.3 million, $6.4 million and $5.2 million at December 31, 1998, 1997, and 1996, respectively. These investments and advancements are summarized below, and in
Note 6 to the notes to the consolidated financial statements. See "Certain Factors That May Affect Future Results Risk Associated With New Product Development" and "- Potential Acquisitions."

        On March 15, 1999 the Company entered into an agreement to invest
$2.7 million in META Security Group, an independent start-up consulting firm. META Security Group offers security consulting services and hands-on operational support services including threats and vulnerability assessments, policy and standards development, network monitoring services and technical research and development.

        In October 1998, the Company completed the acquisition of all of the outstanding capital stock of The Sentry Group, Inc., an IT consulting company, for an initial payment of 195,066 shares of the Company's common stock and a contingent payment of up to $7.0 million in common stock or (at the Company's option) cash in the event certain financial targets are met by Sentry in 1999. In addition, the Company issued to Sentry stockholders warrants to purchase up to 200,000 shares of the Company's common stock at $30.00 per share, 125,000 shares of which are currently exercisable and 75,000 shares of which are contingently exercisable upon Sentry achieving certain financial targets in 1999. The 125,000 warrants currently exercisable expire in October 2002. The 75,000 warrants contingently exercisable expire four years after the date the Company pays contingent consideration, if any, to the Sentry stockholders pursuant to the terms of the acquisition. The fair value of the noncontingent consideration, including acquisition costs, was $5.9 million. This acquisition was accounted for as a purchase. See "Business - Products and Services -
INitiatives: META Group Consulting" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results - Risk of Failure to Integrate Recent Acquisition and Risks Associated with Potential Acquisitions."

         In October 1998, the Company invested $500,000 in IMT Strategies, Inc. ("IMT") in the form of a loan represented by a secured promissory note convertible at any time into IMT's common stock. IMT was established to deliver syndicated research, publications, consulting services, management education and training focused on the integration of marketing and technology.

         In October 1998, the Company invested $300,000 in Intermedia Group, Inc. ("IMG") in the form of a loan represented by a senior secured promissory note convertible at any time into IMG's common stock. IMG is an intergrated media and conference business established to serve markets in a complementary fashion to the Company's main lines or new lines of business.

         In September 1998, the Company made an investment of $1 million in Client/Server Labs, Inc., a supplier of performance and functional IT testing services devoted to assessing the performance and viability of IT solutions.

         In November 1997, the Company advanced $1.3 million in cash to a joint venture with SRI Consulting, Inc., designed to deliver thought-leading research, methods, metrics, and tools to senior management of global 2000 companies scenario planning for the future. SRI Consulting, Inc. is a wholly-owned subsidiary of SRI International, a Silicon Valley based think-tank working with companies worldwide to identify market opportunities and develop strategies for competing in technology-driven markets. See "Business - Products and Services -
INitiatives: META Group Consulting."

          The Company regularly invests excess funds in high quality short-term investments, such as repurchase agreements, short-term commercial paper and money market funds. As these investments generally have terms of less than three months, they are included under the caption "Cash and cash equivalents" in the consolidated balance sheets.

         In addition, the Company invests in other short-term (less than one-year maturity), high quality marketable debt securities. Generally, these securities are purchased in denominations of $1 million to $5 million and held to maturity. No losses have been experienced on such investments.

         As of December 31, 1998, the Company had cash and cash equivalents of $9.9 million, marketable securities valued at $36.9 million, and working capital of $34.9 million. The Company believes that its existing cash balances and anticipated cash flows from operations will be sufficient to meet its working capital, investment, and capital expenditure requirements for the foreseeable future.

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

         The Company made inquiries with critical third party providers of intermediary products or services to determine the impact of Year 2000 issues on their business and operations, and the resulting impact on the business and operations of the Company. Certain of these systems relate to the ability of the Company to transmit its products to its customers via the internet and by CD-ROM, and are reliant on the compliance of the third parties in order to operate past 1999. The Company has been advised by the applicable third parties that the necessary modifications for the Year 2000 issue have been completed or will be completed by the end of 1999. In addition, the Company believes that its internal systems are Year 2000 compliant to interface with such third parties. However, the Company can offer no assurance that its systems, to the extent they are reliant on third party systems, will be operational on January 1, 2000.

         The Company has contacted most of the suppliers of its other software and systems to determine whether the products obtained by the Company are Year 2000 compliant and is currently reviewing other areas within its business and operations which could be adversely affected by Year 2000 issues. Based on the responses the Company has received from manufacturers and the internal evaluation performed through March 1999, the Company believes that it will be able to upgrade or replace any critical Year 2000 deficient software or systems prior to the end of 1999.

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

Costs to Address Year 2000 Issues

         Based on the Company's internal evaluation performed to date on potential costs for completing the evaluating, testing, modifying or replacing of any of its internal IT or non-IT software or systems, the Company currently expects to spend approximately $2.2 million (including $2.1 million of costs for replacing the client information system and telephone system), of which the Company has spent approximately $1.3 million as of December 31, 1998. The Company will fund all Year 2000 compliance costs from existing working capital.

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

Risks Associated with Year 2000 Issue

         The primary risk to the Company in the event of non-compliance with Year 2000 issues is a disruption of customer fulfillment. As a significant portion of the Company's clients choose to have the Company's products delivered via the internet, failure of that system could prevent customers from accessing the Company's products via the Company's internet site. Likewise, failure of the telephone systems would prevent the Company from speaking with its customers directly, which is an integral part of the Company's service and products. Also, failure of the client information system would result in potential delays in responding to customers' inquiries.

         In addition to the risks to the Company's systems as they relate to customer service, and discussed above, the Year 2000 Issue presents the following business risks to the Company:

    o Because the Company's business results from selling knowledge based research on a wide variety of IT issues, the short term demand for certain of the Company's products could potentially be hindered while customers and potential customers focus immediate resources on fixing their own Year 2000 issues. Although the Company's products include advisory services on the Year 2000 issue itself, and therefore could potentially increase business for the Company, such impacts can not be estimated by the Company at this time. As such, there remains a risk that a shift in the focus of customers' and potential customers' discretionary IT spending could have a material adverse effect on the Company's business, operating results and financial condition.

    o Part of the Company's services to its customers involves forming opinions and making suggestions with regards to IT issues. As such, customers rely on the Company for advice when making IT related decisions, which may involve Year 2000 issues. Because of the overall risk of litigation associated with the Year 2000 issue, there exists a risk that the Company could face legal action from a customer or be named as a co-defendant in an action by a third party against a customer. The likelihood of such action occurring, and the potential related costs, cannot be estimated by the Company at this time.

    o Failure of certain systems of third parties due to Year 2000 issues could potentially create the risk of impairment of certain assets of the company. In particular, the Company currently has approximately $36.9 million in marketable securities, which are primarily invested in unsecured, short- term investment grade, corporate debt instruments (commercial paper). Financial impairment to certain entities in which the Company has a minority investment, or a collapse of the securities markets in general, would potentially have a material adverse effect on the company's financial position. In addition, the Company currently has over $35 million in accounts receivable from customers and international sales representative organizations, as well as significant investments in other companies. Financial impairment to certain of such companies due to Year 2000 issues could potentially have a material adverse effect on the company's financial position and results of operations. The likelihood of such action occurring, and the potential related costs, cannot be estimated by the Company at this time.

Contingency Plans

         The Company has the following contingency plans in place in order to protect customer service in the event of Year 2000 disruptions:

    o The Company's research is available in written form as well as via the internet and CD-ROM. In the event of disruption of the other forms of delivery, the Company will deliver research in printed form to all customers. The incremental cost of doing so would not be material to the results of operations and is currently an option many customers continue to use.

    o In the event the Company is unable to replace the existing client information system prior to the end of 1999, the Company intends to upgrade the existing system to be Year 2000 compliant prior to the end of 1999.

    o In the event the Company is unable to replace the existing phone system prior to the end of 1999, the Company intends to upgrade the existing system to be Year 2000 compliant prior to the end of 1999. The Company does not currently have a contingency plan in the event of a failure of long distance telephone service in general.

         The Company does not currently have a contingency plan in place with regards to the risk of asset impairment described above but will be reviewing investment risk to include Year 2000 exposure as we approach the year 2000.

Certain Factors That May Affect Future Results

         The Company does not provide forecasts of its future financial performance. From time to time, however, information provided by the Company or statements made by its employees may contain "forward looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-K (and in the documents incorporated by reference into this Form 10-K) which are not historical facts (including, but not limited to, statements concerning the shift in client business demand and the resulting impact on total revenues, the growth rates of Continuous Services revenue and revenue from Consulting and non-subscription publications, growth in international revenues, anticipated operating expense levels and such expense levels relative to the Company's total revenues, anticipated capital expenditure levels, working capital investment and capital expenditure requirements, Year 2000 readiness and anticipated Year 2000 compliance costs) constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed within this Form 10-K (and in the documents incorporated by reference into this Form 10-K), as well as the accuracy of the Company's internal estimates of revenue, operating expense levels, growth rates and other anticipated expenditures.

         The following risk factors should be read in conjunction with the detailed information in this Form 10-K (and in the documents incorporated by reference into this Form 10-K). The following factors, among others, could cause actual results to differ materially from those contained in forward looking statements contained or incorporated by reference in this Form 10-K and presented by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

Dependence on Renewals of Subscription-Based Services

         The Company derived approximately 82% of its total revenues in 1997 from subscriptions to the Company's Continuous Services. In the year ended December 31, 1998, the Company derived approximately 77% of its total revenues from subscriptions to its Continuous Services. Approximately seventy-five percent of the Company's Continuous Service clients renewed at least one subscription in 1997 and 1998. The Company, however, may not be successful in maintaining its subscription renewal rates. During 1998 the Company experienced a shifting client demand towards more consultative, solution-oriented products. With the advent of the internet, information alone, without analysis in context of a client's environment, will have less value. In addition to this, the Company's ability to renew subscriptions is subject to a number of risks, including the following:

      o the Company may be unsuccessful in delivering consistent, high quality and timely analysis and advice to its clients.

      o the Company may not be able to hire and retain a large and growing number of highly talented professionals in a very competitive job market.

      o the Company may be unsuccessful in understanding and anticipating market trends and the changing needs of its clients.

      o the Company may not be able to deliver products and services of the quality and timeliness to withstand competition.

If the Company is unable to successfully maintain its subscription renewal rates or sustain the necessary level of performance, such an inability could have a material adverse effect on the Company's business and financial results.

Potential Fluctuations in Operating Results

         The Company's operating results have varied significantly from quarter to quarter. The Company expects future operating results to fluctuate due to several factors, many of which are not in the Company's control:

     o the disproportionately large portion of the Company's Continuous Services subscriptions that expire in the fourth quarter of each year;

      o the level and timing of renewals of subscriptions to the Company's Continuous Services;

      o the mix of Continuous Services versus the consulting and publications business;

      o  the timing and amount of new business generated by the Company;

      o  the mix of domestic versus international business;

      o the timing of the development, introduction and marketing of new products and services;

      o the timing of the hiring of research analysts, consultants, and sales representatives;

      o  changes in the spending patterns of the Company's clients;

      o  the Company's accounts receivable collection experience;

      o  changes in market demand for IT research and analysis; and

      o  competitive conditions in the industry.

Due to these factors, the Company believes period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. The potential fluctuations in the Company's operating results make it likely that, in some future quarter, the Company's operating results will be below the expectations of securities analysts and investors, which could have a material adverse effect on the price of the Company's Common Stock.

Risks Associated with International Operations

         Net revenues attributable to international clients represented approximately 13% of the Company's total Continuous Services revenues for the year ended December 31, 1997 and approximately 14% of the Company's total
Continuous Services revenues for the year ended December 31, 1998. The Company sells its products internationally through a network of 30 independent sales representative organizations. The Company assumes significantly greater risk by selling through independent sales representative organizations than through a direct employee sales force. These risks to the Company include:

      o greater accounts receivable collection risk (because the Company relies on the sales representative organization to invoice and collect receivables);

      o  longer accounts receivable collection cycles;

      o  the financial health of individual sales representative organizations;

      o developing and managing relationships with sales representative organizations;

      o  greater difficulty in maintaining direct client contact;

      o  fluctuations in exchange rates;

      o  political, social, and economic conditions in various jurisdictions;

      o  tariffs and other trade barriers; and

      o  potentially adverse tax consequences.

         The Company expects that international operations will continue to account for a significant portion of its revenues and intends to continue to expand its international operations. Expansion into new geographic territories may require considerable management and financial resources and may negatively impact the Company's near-term results of operations. If the Company is unable to successfully manage the risks associated with international operations, such an inability could have a material adverse effect on the Company's business and financial results.

Risks of Failing to Anticipate Changing Market Needs

         The Company's success depends in part upon its ability to anticipate rapidly changing technologies and market trends and to adapt its Products and Services to meet the changing information and analysis needs of IT users. During 1998 the Company experienced a shifting client demand towards more consultative, solution-oriented products. With the advent of the internet, information alone, without analysis in context of a client's environment, will have less value. In addition to this, frequent and often dramatic changes, including the following, characterize the IT industry:

      o  introduction of new products and obsolescence of others;

      o shifting strategies and market positions of major industry participants;

      o  paradigm shifts with respect to system architectures; and

      o  changing objectives and expectations of IT users and vendors.

         This environment of rapid and continuous change presents significant challenges to the Company's ability to provide its clients with current and timely analysis and advice on issues of importance to them. The Company commits substantial resources to meeting these challenges. If the Company fails to provide insightful timely analysis of developments and assessment of technologies and trends in a manner that meets changing market needs, such a failure could have a material and adverse effect on the Company's future operating results.

Dependence on Ability to Attract and Retain Qualified Personnel

         The Company needs to hire, train and retain a significant number of additional qualified employees to execute its strategy and support its growth. In particular, the Company needs trained research analysts, consultants, sales representatives and product development and operations staff. The Company continues to experience intense competition in recruiting and retaining qualified employees. The pool of experienced candidates is small; and, the Company competes for qualified employees against many companies, including Gartner Group, that have substantially greater financial resources than the Company. If the Company is unable to successfully hire, retain and motivate a sufficient number of qualified employees, such an inability will have a material adverse effect on the Company's business and financial results.

Competition

         The IT research and analysis industry is extremely competitive. The Company competes directly with other independent providers of similar services and indirectly with the internal staffs of current and prospective client organizations. The Company's principal direct competitor, Gartner Group, has a substantially longer operating history and has considerably greater financial resources and market share than the Company. The Company also competes indirectly with larger electronic and print media companies and consulting firms. The Company's indirect competitors, many of which have substantially greater financial, information gathering and marketing resources than the Company, could choose to compete directly against the Company in the future.

         The Company's market has few barriers to entry. New competitors could easily compete against the Company in one or more market segments addressed by the Company's Continuous Services. The Company's current and future competitors may develop products and services that are more effective than the Company's products. Competitors may also produce their products and services at less cost and market them more effectively. If the Company is unable to successfully compete against existing or new competitors, such an inability will have a material adverse effect on the Company's operating results and would likely result in pricing pressure and loss of market share.

Risks Associated With New Product Development

         The Company's future success depends on its ability to develop or acquire new products and services that address specific industry and business sectors, changes in client requirements and technological changes in the IT industry. The process of internally researching, developing, launching and gaining client acceptance of a new product or service is inherently risky and costly. Assimilating and marketing an acquired product or service is also risky and costly. During 1998 the Company experienced a shifting client demand towards more consultative, solution-oriented products. With the advent of the internet, information alone, without analysis in context of a client's environment, will have less value. In addition to this, the Company has introduced few new products or services and has had limited experience in managing strategic investments. From April 1996 to December 1998, the Company invested $8.3 million in several companies whose products, services and/or distribution channels complement the Company's business. If the Company is unable to develop new products and services or manage its strategic investments, such inabilities could have a material adverse effect on the Company's operating results.

Dependence on Key Personnel

         The Company relies, and will continue to rely, in large part on its key management, research, consulting, sales, product development and operations personnel. The Company's success in part depends on its ability to motivate and retain highly qualified employees. If Dale Kutnick (President, Chief Executive Officer and Co-Research Director) and/or other senior officers of the Company leave the Company, such loss or losses could have a material adverse effect on the Company.

Risk of Product Pricing Limiting Potential Market

         The Company's pricing strategy may limit the potential market for the Company's Continuous Services to substantial commercial and governmental users and vendors of IT. As a result, the Company may be required to reduce prices for its Continuous Services or to introduce new products with lower prices in order to expand or maintain its market share. These actions could have a material adverse effect on the Company's business and results of operations.

Management of Growth

         Since inception, the Company's operations have changed substantially due to the expansion and growth of the Company's business. Growth places significant demands on the Company's management, administrative, operational and financial resources. The Company's ability to manage growth, should it continue to occur, will require the Company to continue to improve its systems and to motivate and effectively manage an evolving workforce. If the Company's management is unable to effectively manage a changing and growing business, the quality of the Company's products, its retention of key employees and its results of operations could be materially adversely affected.

Risk of Failure to Integrate Recent Acquisition and Risks Associated with Potential Acquisitions

         As part of its business strategy, the Company buys, or makes investments in, complementary businesses, products and services. If the Company finds a business it wishes to acquire, the Company could have difficulty negotiating the terms of the purchase, financing the purchase, and assimilating the employees, products and operations of the acquired business. Acquisitions may disrupt the ongoing business of the Company and distract management.
Furthermore, acquisition of new businesses may not lead to the successful development of new products, or if developed, such products may not achieve market acceptance or prove to be profitable. A given acquisition may also have a material adverse effect on the Company's financial condition or results of operations. In addition, the Company may be required to incur debt or issue equity to pay for any future acquisitions.

         In October 1998, the Company acquired Sentry, an IT consulting company. The Sentry acquisition required extensive management time with respect to the negotiation and consummation of the transaction. The Company expects that the time and costs associated with the integration of the Sentry business into the Company's existing MGC division will be significant. The Company may not be able to successfully integrate the Sentry business, and any such inability could have a material adverse affect on the Company's operations and financial results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       See "Concentration of Credit Risk" in Note 2 to the consolidated financial statements for information regarding the Company's approach to financial risk management.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statements listed in the following Index to Consolidated Financial Statements are filed as a part of this Annual Report on Form 10-K under Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           META GROUP, INC.
                                                                           Page
Independent Auditors' Report............................................... F-1

Consolidated Balance Sheets at December 31, 1998 and 1997.................. F-2

Consolidated Statements of Income for the years ended December 31, 1998,
  1997 and 1996............................................................ F-3

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996................................... F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1998,
  1997 and 1996............................................................ F-5

Notes to Consolidated Financial Statements................................. F-6


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this item may be found under the sections captioned "Election of Directors," "Occupations of Directors and Executive Officers" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement (the "1999 Proxy Statement") for the Company's Annual Meeting of Stockholders to be held on May 20, 1999, and is incorporated herein by reference. The 1999 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this item may be found under the section captioned "Compensation And Other Information Concerning Directors and Officers" in the 1999 Proxy Statement, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

       The information required by this item may be found under the section captioned "Management And Principal Holders of Voting Securities" in the 1999 Proxy Statement, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" in the 1999 Proxy Statement, and is incorporated herein by reference.

                              PART IV

ITEM  14.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULE AND
           REPORTS ON FORM 8-K

       (a)(1)... Financial Statements.

       The following consolidated financial statements are included in Item 8 of this report:
                                                                           Page
                                                                           ----

Independent Auditors' Report................................................F-1

Consolidated Balance Sheets at December 31, 1998 and 1997...................F-2

Consolidated Statements of Income for the years ended December 31, 1998,
  1997 and 1996.............................................................F-3

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996....................................F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1998,
  1997 and 1996.............................................................F-5

Notes to Consolidated Financial Statements..................................F-6

       (a)(2)   Financial Statement Schedule.

        The following financial statement schedule for the Company is filed as part of this report:

Schedule II - Valuation and Qualifying Accounts.............................S-1

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

        (a)(3)  List of Exhibits.

         The following exhibits are filed as part of, and incorporated by reference into this Annual Report on Form 10-K:
         Exhibit
         Number          Description
         ------          -----------
           2.1(1)(2)     Agreement  and  Plan  of  Merger  by and  among  MET
                         Group,  Inc.,  MG  Acquisition Corporation  and The
                         Sentry Group,  Inc.  dated as of September 23, 1998
                         ("Agreement and Plan of Merger")
           2.2(1)        Amendment No. 1 to Agreement and Plan of Merger
           3.1(3)        Amended and Restated Certificate of Incorporation of
                         the Company
           3.2(3)        Amended and Restated By-Laws of the Company
           4.1(3)        Specimen certificate representing the Common Stock
           4.2(1)        Registration  Rights  Agreement dated as of October 20,
                         1998 by and among META Group,
                         Inc. and the  stockholders  of The Sentry Group,  Inc.
                         listed on the signature pages
                         thereto
           4.3(1)        Escrow Agreement dated as of October 20, 1998 among
                         META Group,  Inc., Peter A. Naber and State Street
                         Bank and Trust Company
           4.4(6)        Form of Common Stock Purchase Warrant (Immediate
                         Vesting)issued to stockholders of The Sentry Group,
                         Inc. on October 20, 1998
           4.5(6)        Form of Common Stock Purchase Warrant (Contingent
                         Vesting) issued to stockholders of The Sentry Group,
                         Inc. on October 20,1998
          10.1(7)*       Amended and Restated 1995 Stock Plan
          10.2(4)*       Form of Incentive  Stock Option  Agreement  under the
                         Amended and Restated 1995 Stock Plan
          10.3(4)*       Form of  Non-Qualified  Stock Option  Agreement under
                         the Amended and Restated 1995 Stock Plan
          10.4(5)*       1995 Employee Stock Purchase Plan Enrollment
                         Authorization Form
          10.5(3)*       1995 Non-Employee Director Stock Option Plan
          10.6(4)*       Form of  Non-Qualified  Stock Option Agreement under
                         the 1995  Non-Employee  Director Stock Option Plan of
                         the Registrant
          10.7(3)(2)*    Agreement  between First  Albany Corporation and the
                         Company dated March 30, 1995
          10.8(3)*       Restated  and Amended  1989 Stock  Option Plan,  as
                         amended
          10.9(3)*       Form of Incentive Stock Option Agreement under 1989
                         Stock Option Incentive Plan
          10.10(3)*      Form of  Certificate  and Agreement  under Restated
                         and Amended 1989 Stock Option Plan
          10.11(3)*      1993 Stock Option and Incentive Plan, as amended
          10.12(3)*      Form of Certificate and Agreement under 1993 Stock
                         Option  and  Incentive  Plan
          10.13(3)*      Form of  Warrant  under the Restated and Amended 1989
                         Stock Option Plan and 1993 Stock Option and Incentive
                         Plan
          10.14(3)       Form of International Sales Representative Agreement
          10.15(3)       Office Lease between  International Business Machines
                         Corporation and the Company dated August 1, 1994

         Exhibit
         Number          Description
         ------          -----------
          10.16(6)*      Form of META Group,Inc./JMI Long Term Incentive
                         Compensation Plan
          10.17(7)*      Amended and Restated 1996 Equity Compensation Plan of
                         The Sentry Group, Inc.
          11.1+          Statement re computation of per share earnings
          21.1+          List of subsidiaries
          23.1+          Consent of Deloitte & Touche LLP
          24.1+          Power of Attorney (see page 31)
          27.1+          Financial Data Schedule
         --------------

         (1)  Incorporated herein by reference to the exhibits to the Company's
              Current Report on Form 8-K dated October 20, 1998
              and filed on November 3, 1998 (File No. 0-27280).
         (2)  Confidential treatment obtained as to certain portions.
         (3)  Incorporated herein by reference to the exhibits to the Company's
              Registration Statement on Form S-1 (File No. 33-97848).
         (4)  Incorporated herein by reference to the exhibits to the Company's
              Registration Statement on Form S-8 (File No. 333-1854).
         (5)  Incorporated herein by reference to the exhibits to the Company's
              Registration Statement on form S-8 (File No. 33-80539).
         (6)  Incorporated herein by reference to the exhibits to the Company's
              Quarterly Report on Form 10-Q dated November 16, 1998
              (File No. 0-27280).
         (7)  Incorporated herein by reference to the exhibits to the Company's
              Registration Statement on Form S-8 (File No.333-68323).
          *   Indicates a management contract or any compensatory plan,
              contract or arrangement.
          +   Filed herewith.
         (b)    Reports On Form 8-K

         The Company filed a Current Report on Form 8-K dated November 3, 1998 reporting the acquisition of The Sentry Group, Inc.

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


                           META Group, Inc.



Date: March 31, 1999                    By: /s/ Dale Kutnick
                                        --------------------------------------
                                        Dale Kutnick
                                        President, Chief Executive Officer and
                                        Co-Research Director


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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 31st day of March 1999.


        Signature                                  Title(s)
       -----------                                  ----------

/s/ Dale Kutnick                  President, Chief Executive Officer (Principal
---------------------------       Executive Officer) and Co-Research Director
Dale Kutnick


/s/ Bernard F. Denoyer            Senior Vice President-Finance, Chief Financial
---------------------------       Officer, Treasurer and Secretary (Principal
Bernard F. Denoyer                Financial Officer and Principal Accounting
                                  Officer)


/s/ Marc Butlein                  Director
----------------------------
Marc Butlein


/s/ Francis J. Saldutti           Director
----------------------------
Francis J. Saldutti


                                  Director
----------------------------
Harry S. Gruner


/s/ Michael Simmons               Director
-----------------------------
Michael Simmons


/s/ George C. McNamee             Director
-----------------------------
George C. McNamee


                                  Director
------------------------------
Howard Rubin

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
META Group, Inc.
Stamford, Connecticut

         We have audited the accompanying consolidated balance sheets of META Group, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed at Item 14(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of META Group, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 5, 1999
(March 15, 1999 as to Note 13)

                                META GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                                  December 31,
                                                               1998         1997
                                                               ----         ----
                                  ASSETS
Current assets:
   Cash and cash equivalents                                $  9,945    $ 12,910
   Marketable securities                                      21,031      23,700
   Accounts receivable, less allowance for doubtful
     accounts of $1,088 and $828                              35,306      26,302
   Deferred commissions                                        1,436       1,351
   Deferred tax asset                                          3,808       1,490
   Other current assets                                        2,894       1,126
                                                            --------    --------
      Total current assets                                    74,420      66,879
 Marketable securities                                        15,850       4,046
Furniture and equipment, net                                   4,553       2,765
Deferred tax asset                                               792       7,759
Goodwill, net                                                  5,528
Other assets                                                  11,044       8,004
                                                            --------    --------
     Total assets                                           $112,187    $ 89,453
                                                            ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $   1,432     $     974
   Deferred revenues                                       31,276        29,136
   Accrued compensation                                     5,314         2,850
  Other current liabilities                                 1,475         1,093
                                                        ---------     ---------
     Total current liabilities                             39,497        34,053
                                                        ---------     ---------

Commitments and contingencies (See Note 7)

Stockholders' equity:
  Preferred stock, $.01 par value, authorized
    2,000,000 shares; none issued
  Common stock, $.01 par value, authorized
   45,000,000 shares; issued 12,319,377 and
   11,774,856 shares                                          123           118
   Paid-in capital                                         58,443        49,943
   Retained earnings                                       14,444         5,659
  Treasury stock, at cost, 647,016 shares                    (320)         (320)
                                                        ---------     ---------
    Total stockholders' equity                             72,690        55,400
                                                        ---------     ---------
    Total liabilities and stockholders' equity          $ 112,187     $  89,453
                                                        =========     =========

                See notes to consolidated  financial statements.

                                META GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                        Year Ended December 31,
                                                     1998       1997      1996
                                                     ----       ----      ----
  Revenues:
     Continuous services                           $56,086   $41,805   $30,769
     Other, principally consulting and              16,699     9,390     6,197
       publications                                -------   -------   -------
       Total revenues                               72,785    51,195    36,966
                                                   -------   -------   -------

  Operating expenses:
     Cost of services and fulfillment               35,098    24,602    18,908
     Selling and marketing                          16,702    12,477     8,797
     General and administrative                      6,753     5,006     3,728
     Depreciation and amortization                   1,894     1,501     1,086
                                                   -------   -------   -------
       Total operating expenses                     60,447    43,586    32,519
                                                   -------   -------   -------

  Operating income                                  12,338     7,609     4,447

  Interest income                                    2,621     2,138     1,909
                                                   -------   -------   -------

  Income before provision for income tax            14,959     9,747     6,356

  Provision for income tax                           6,174     3,980     2,730
                                                   -------   -------   -------

  Net income                                       $ 8,785   $ 5,767   $ 3,626
                                                   =======   =======   =======

  Net income per diluted common share              $   .70   $   .48   $   .32
                                                   =======   =======   =======

  Weighted average number of diluted common         12,596    11,937    11,502
     shares outstanding                            =======   =======   =======

  Net income  per basic common share               $   .78   $   .53   $   .41
                                                   =======   =======   =======

  Weighted average number of basic common          11,326    10,821      8,925
     shares outstanding                            =======   =======   =======


            See notes to consolidated  financial statements.

                                            META GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                            (In thousands)

                                                                                   Retained
                                                      Common Stock        Paid-in   Earnings       Treasury Stock
                                                      ------------                                 --------------
                                        Total       Shares    Amount      Capital   (Deficit)      Shares   Amount
                                        -----       ------    ------      -------   ---------      ------   ------


Balance, January 1, 1996               $31,868        8,881      $ 89     $35,833     $(3,734)     (647)     $(320)
Exercise of stock options                  621        1,241        12         609
Costs related to the IPO                   (33)                               (33)
Issuance of shares under employee
   stock purchase plan                     322           24         1         321
Income tax benefit from stock
   options exercised                     6,324                              6,324
Net income                               3,626                                          3,626
                                       -------      -------      ----     -------     -------       ----      ----
Balance, December 31, 1996              42,728       10,146       102      43,054        (108)      (647)     (320)
Exercise of stock options                  364        1,608        16         348
Issuance of shares under employee
   stock purchase plan                     254           21                   254
Income tax benefit from stock
   options exercised                     6,287                              6,287
Net income                               5,767                                          5,767
                                       -------      -------      ----     -------     -------       ----      ----
Balance, December 31, 1997              55,400       11,775       118      49,943       5,659       (647)     (320)
Exercise of stock options                1,636          328         3       1,633
Issuance of shares under employee
   stock purchase plan                     344           21                   344
Income tax benefit from stock
   options exercised                       984                                984
Sentry acquisition (Note 3)              4,706          195         2       4,704
Sentry warrants (Note 3)                   835                                835
Net income                               8,785                                           8,785
                                      --------       ---         ----     -------     --------      ----      -----
Balance, December 31, 1998            $ 72,690       12,319      $123     $58,443     $ 14,444      (647)     $(320)
                                      ========      =======      ====     =======     ========      ====      =====


                See notes to consolidated  financial statements.

                          META GROUP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)

                                                                  Year Ended December 31,
                                                               1998        1997       1996
                                                               ----        ----       ----
Operating activities:
Net income                                                 $  8,785    $  5,767    $  3,626
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                              1,894       1,501       1,086
   Provision for doubtful accounts                              260          77         318
   Write-off of equipment                                        40
   Deferred income taxes                                      5,970       3,820       2,682
   Changes in assets and liabilities
     (net of business acquisition):
      Accounts receivable                                    (8,253)     (8,243)     (7,907)
      Deferred commissions                                      (85)        124        (325)
      Other current assets                                     (783)       (645)       (155)
      Other assets                                           (1,077)       (740)       (705)
      Accounts payable                                         (271)        137          (8)
      Accrued compensation and other expenses                   704         144         548
      Deferred revenues                                       2,110       6,251       6,328
                                                           --------    --------    --------

Net cash provided by operating activities                     9,294       8,193       5,488
                                                           --------    --------    --------

Investing activities:
   Capital expenditures                                      (3,177)     (1,908)     (1,748)
   Investment in marketable securities                       (9,135)    (12,062)    (15,684)
   Investments and advances                                  (1,927)     (1,266)     (5,156)
                                                           --------    --------    --------

Net cash used in investing activities                       (14,239)    (15,236)    (22,588)
                                                           --------    --------    --------

Financing activities:
   Costs related to the IPO                                                             (33)
   Proceeds from employee stock purchase plan                   344         254         322
   Proceeds from exercise of stock options                    1,636         364         621
                                                           --------    --------    --------

Net cash provided by financing activities                     1,980         618         910
                                                           --------    --------    --------

Net decrease in cash and cash equivalents                    (2,965)     (6,425)    (16,190)
Cash and cash equivalents at beginning of year               12,910      19,335      35,525
                                                           --------    --------    --------

Cash and cash equivalents at end of year                   $  9,945    $ 12,910    $ 19,335
                                                           ========    ========    ========
Supplemental information:
   Cash paid during the year for income taxes              $    221    $    216    $     48
                                                           ========    ========    ========

                   See notes to consolidated  financial statements.

         During the year ended  December  31,  1998,  the Company  acquired  The
Sentry Group, Inc. for 195,066 shares of common stock valued at $4.7 million and warrants valued at $835,000.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Business Description

         META Group, Inc. and its subsidiary, The Sentry Group, Inc. (see Note
3), (collectively the "Company") is an independent market assessment company providing research and analysis of developments, trends and organizational issues relating to the computer hardware, software, communications and related information technology ("IT") industries to IT users and vendors. IT user organizations utilize the Company's research, analysis and recommendations to develop and employ cost-effective and revenue enhancing strategies for selecting and implementing timely IT solutions and for aligning these solutions with business priorities. IT vendors use the Company's services for help in product positioning, marketing and market planning, as well as for internal IT decision-making.

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

         Revenues from international sales representative organizations, primarily in Europe, accounted for approximately 14%, 13% and 10% of the Company's total Continuous Services revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

2.       Significant Accounting Policies

         Principles of Consolidation The consolidated financial statements include the accounts of META Group, Inc. and The Sentry Group, Inc. since the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         Income Taxes Deferred income taxes are provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities as measured by the presently enacted tax rates.

         Cash Equivalents and Marketable Securities Cash and cash equivalents include cash on hand and all investments in highly liquid instruments purchased with original maturities of three months or less. Investments with original maturities of more than three months are classified as marketable securities. Marketable securities are considered "held-to-maturity" and valued at cost, which approximates market. The Company intends to hold all marketable securities investments to maturity.

         Earnings per Share Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common equivalent shares (common stock options) outstanding. Common shares outstanding includes issued shares less shares held in treasury for the respective year.

         Concentration   of   Credit   Risk   The   Company   has  no   material
off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company invests the majority of its cash balances in short-term, high quality marketable debt securities, managed by three financial institutions. The Company's accounts receivable balances are primarily domestic. No single client accounted for greater than 2% of revenues or represents a significant credit risk to the Company.

         Fair Value of Financial Instruments The carrying amount of all of the Company's cash and cash equivalents, and marketable securities, approximates fair value due to the short-term maturity of those investments.

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

         Goodwill Goodwill consists of the excess of the purchase price over the fair value of net assets acquired and is being amortized using the straight-line method over thirty years.

         Adoption of Financial Accounting Standards In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130,") and Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information," ("SFAS 131.") SFAS 130 requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in stockholders' equity, be reported in the financial statements. There were no components of comprehensive income other than net income for the years ended December 31, 1998, 1997, and 1996. SFAS 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which a company operates, and their major customers. The Company has incorporated the provisions of SFAS 131 in Note 12.

         Stock Split On April 27, 1998, the Board of Directors of the Company declared a three for two stock split effected through the issuance of a fifty percent stock dividend payable on June 11, 1998 to shareholders of record on May 22, 1998. All share and per share amounts affected by this split that are contained in the accompanying consolidated financial statements have been retroactively adjusted for all periods presented.

3.       Acquisition

         In October 1998, the Company completed the acquisition of all of the outstanding capital stock of The Sentry Group, Inc. ("Sentry"), an IT consulting company, for an initial payment of 195,066 shares of common stock and a contingent payment of up to $7.0 million in common stock or (at the Company's option) cash in the event certain financial targets are met by Sentry for 1999. In addition, the Company issued to Sentry stockholders warrants to purchase up to 200,000 shares of the Company's common stock at $30.00 per share, 125,000 shares of which are currently exercisable and 75,000 shares of which are contingently exercisable upon Sentry achieving certain financial targets in 1999. The 125,000 warrants currently exercisable expire in October 2002. The 75,000 warrants contingently exercisable expire four years after the date the Company pays contingent consideration, if any, to the Sentry stockholders pursuant to the terms of the acquisition.

         The fair value of the noncontingent consideration, including acquisition costs, was $5.9 million. The acquisition was accounted for under the purchase method and, accordingly, the operations of Sentry have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair values. Such allocation resulted in goodwill of $5.6 million which will be amortized over thirty years. Accumulated amortization of goodwill at December 31, 1998 was $37,000. The fair value of the contingent consideration will be included in the purchase price upon final resolution of the contingency.

         The unaudited pro forma results of operations for the years ended December 31, 1998 and 1997 have been set forth below as though the acquisition had occurred as of January 1, 1997.

                           (In thousands, except per share data)
                                  Year Ended December 31,
                                     1998         1997
                                     ----         ----
                                      (Unaudited)

Revenues                          $79,200      $59,365

Income before income taxes         14,745        9,973

Net income                          8,659        5,901

Net income per common
share:
     Diluted                      $   .68        $ .49
     Basic                        $   .75        $ .54


4.       Marketable Securities

         At December 31, 1998 and 1997, the Company held investments in marketable securities which were classified as held-to-maturity; accordingly, they are carried at amortized cost plus accrued interest on the consolidated balance sheets. Net unrealized gains (losses) have not been recognized in the consolidated financial statements. Marketable securities at December 31, 1998 and 1997 include the following (in thousands):


                                                                    December 31, 1998
                                                                   -----------------
                                                                         Gross
                                                                      Unrealized
                                                     Amortized         Holding            Fair
                                                     Cost           Gains (Losses)        Value
Discounted commercial paper                          $20,370            $477             $20,847
U.S. government issued mortgage backed bonds          12,000             (97)             11,903
Asset backed securities                                1,850                               1,850
Municipal bonds                                        2,000                               2,000
Accrued interest                                         661                                 661
                                                     -------            -----            -------
                                                     $36,881             $380            $37,261
                                                     =======             ====            =======


                                                                       December 31, 1997
                                                                       -----------------

Discounted commercial paper                           $19,274            $438            $19,712
U.S. government issued mortgage backed bonds            4,997              23              5,020
Corporate bonds                                         2,838             (30)             2,808
Accrued interest                                          637                                637
                                                      -------            ----            -------
                                                      $27,746            $431            $28,177
                                                      =======            ====            =======

The contractual maturities of marketable securities at December 31, 1998 are as follows:

                                                                       December 31, 1998
                                                                        -----------------
                                                     Amortized                             Fair
                                                       Cost                                Value
Within one year                                       $20,370                            $20,847
Due after one year through twenty years                14,000                             13,903
Due after twenty years                                  1,850                              1,850
                                                      -------                            -------
                                                      $36,220                            $36,600
                                                      =======                            =======

Actual maturies may differ from contractual maturities because some borrowers have the right to call the obligations.

5.       Furniture and Equipment

         Furniture and equipment consists of the following (in thousands):


                                                             December 31,
                                                             ------------
                                                          1998           1997
                                                          ----           ----

Leasehold improvements                                   $ 399         $  208
Computer equipment, software, and peripherals            7,186          4,809
Furniture and fixtures                                     942            703
                                                        ------         ------
                                                         8,527          5,720
Less: accumulated depreciation and amortization         (3,974)        (2,955)
                                                        ------         ------
                                                        $4,553         $2,765
                                                        ======         ======


          Depreciation and amortization of furniture and equipment was $1.8 million, $1.5 million and $1.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

6.       Other Assets

         During the years ended December 31, 1998 and 1997, the Company made investments and advances to several companies in parallel or synergistic industries. Such investments and advances are summarized below (in thousands):

                               December 31, 1998           December 31, 1997
                              -----------------            -----------------
                              Investments  Advances       Investments  Advances
                              ----------   --------       ----------    --------

Computerwire, plc.            $1,850                       $1,700
 Computerwire, Inc.                16    $   50                166       $   50
 Spikes Cavell & Co.            2,690                        2,674
 META CXP LLC                      92       200                 83          200
 Market Perspectives Inc.         294                          294
 FirstMatter (SRI)                 45     1,232                 23        1,232
 Client/Server Labs             1,029
 IMG                              321
 IMT                              529
                               ------    ------             ------       ------
                               $6,866    $1,482             $4,940       $1,482
                               ======    ======             ======       ======

         In October 1998, the Company invested $500,000 in IMT Strategies, Inc. ("IMT") in the form of a loan represented by a secured promissory note convertible at any time into IMT's common stock. IMT was established to deliver syndicated research, publications, consulting services, management education and training focused on the integration of marketing and technology.

         In October 1998, the Company invested $300,000 in Intermedia Group, Inc. ("IMG") in the form of a loan represented by a senior secured promissory note convertible at any time into IMG's common stock. IMG is an integrated media and conference business established to serve markets in a complementary fashion to the Company's main lines or new lines of business.

         In September 1998, the Company made an investment of $1 million in Client/Server Labs, Inc., a supplier of performance and functional IT testing services devoted to assessing the performance and viability of IT solutions.

         In November 1997, the Company advanced $1.3 million to a joint venture with SRI Consulting, Inc., designed to deliver thought-leading research, methods, metrics, and tools to senior management of global 2000 companies scenario planning for the future. SRI Consulting, Inc. is a wholly-owned subsidiary of SRI International, a Silicon Valley based think-tank working with companies worldwide to identify market opportunities and develop strategies for competing in technology-driven markets.

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

7.       Commitments and Contingencies

         Lease Commitments:

         The Company leases office facilities and equipment under noncancelable operating leases. Future minimum lease payments relative to these agreements are as follows (in thousands):

                 Year ending December 31,
                 ------------------------

                 1999                                $2,405
                 2000                                 2,161
                 2001                                 1,684
                 2002                                    43
                                                     ------
                                                     $6,293
                                                     ======

         Total rent expense was $2.0 million, $1.6 million and $1.3 million for years ended December 31, 1998, 1997, and 1996, respectively.

         Contingencies:

         The Company is a party to certain legal proceedings arising in the ordinary course of business. The Company believes that none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations or financial condition. Accordingly, no provision for any liability has been made in the accompanying consolidated financial statements.

         Guarantees:

         The Company currently guarantees certain local bank borrowings of its independent sales representative organizations in Europe by extending irrevocable letters of credit to local banks, renewable annually. Should the independent sales representative default on the terms of their repayment obligations to their bank, the Company's guarantee would be called upon. At December 31, 1998 the total of these guarantees is less than $1.5 million and none exceeds $350,000.

8.       Income Taxes

The provision for income taxes is as follows (in thousands):

                                        Year Ended December 31,
                                        -----------------------
                                         1998     1997     1996
                                       ------   ------   ------
                                       C>
Current-state                          $  204   $  160   $   48
                                       ------   ------   ------

Deferred-federal                        4,908    2,866    2,080
        -state                          1,062      954      602
                                       ------   ------   ------
                                        5,970    3,820    2,682
                                       ------   ------   ------

                                       $6,174   $3,980   $2,730
                                       ======   ======   ======

     A reconciliation of the income tax provision from the amount computed using the federal statutory rate is as follows (in thousands):

                                                 Year Ended December 31,
                                              ----------------------------
                                                1998       1997       1996
                                                ----       ----       ----

Income tax at statutory rate                  $5,086     $3,314     $2,161
State taxes, net of federal benefit            1,007        659        429
Other                                             81          7        140
                                              ------     ------     ------
                                              $6,174     $3,980     $2,730
                                              ======     ======     ======

            The principal components of the Company's deferred tax assets and (liabilities) are as follows (in thousands):

                                                  December 31,
                                               ----------------
                                                1998       1997
                                               -----     ------
Depreciation and amortization                  $  96     $   74
Accrued liabilities                                       1,157
Allowance for doubtful accounts                  420        336
Capitalization of product development costs       30         35
Net operating loss carryforwards                6,061     8,789
Other                                             135
                                               ------    ------
Deferred tax asset                              6,742    10,391
   Valuation allowance                         (2,142)   (1,142)
                                               ------   -------
Net deferred tax asset                         $4,600    $9,249
                                               ======   =======

         During the year ended December 31, 1998, the Company increased the valuation allowance by $1 million to properly reflect the additional valuation allowance related to the deferred tax assets acquired as part of the Sentry acquisition. During the year ended December 31, 1997, the Company increased the valuation allowance by $343,000, which represents the tax effect of the state net operating loss carryforwards generated during the year.

         At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of $10.9 million expiring in 2004 through 2010.

         The exercise of non-qualified stock options and the disqualifying dispositions of incentive stock options under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the recipients and deductible by the Company for federal and state income tax purposes. The tax benefit recognized from the utilization of such deductions increased paid-in capital by $1.0 million, $6.3 million, and $6.3 million during the years ended December 31, 1998, 1997, and 1996, respectively. As of December 31, 1998, 434,389 shares were issuable upon the exercise of outstanding non-qualified stock options held by employees.

9.       Stock Option Plans

         The Company's 1995 Non-Employee Director Stock Option Plan, Amended and Restated 1995 Stock Plan, 1993 Stock Option and Incentive Plan, Amended and Restated 1989 Stock Option Plan and Amended and Restated 1996 Equity Compensation Plan of The Sentry Group, Inc., (the "Plans") provide for grants to employees, directors and consultants of incentive stock options ("ISOs") and non-qualified stock options ("NQSOs"), for the purchase of up to 225,000, 4,500,000, 2,400,000, 5,400,000 and 359,500 shares of the Company's common stock, respectively. All options were granted at an exercise price of not less than fair market value. Fair market value was determined by the Company's Compensation Committee. The Compensation Committee determined the date(s) at which options vest and become exercisable. Upon adoption of the 1995 Stock Plan, the 1993 Stock Option and Incentive Plan and the 1989 Stock Option Plan were terminated, except as to outstanding stock options.

                                                                                               Weighted-Average
                                              Options              Option Price Range          Exercise Price

     Outstanding January 1, 1996             3,866,146           $  .10     -    $ 7.09         $  .6883

        Granted                                665,055            13.75     -     22.17          15.7512
        Exercised                           (1,241,275)             .10     -     16.50            .5256
        Canceled                              (157,895)             .63     -     17.67           8.1098
                                            ----------           ------          ------           ------
      Outstanding December 31, 1996          3,132,031              .10     -     22.17           3.5771

       Granted                                 792,635            11.83     -     16.50          12.7417
       Exercised                            (1,608,021)             .10     -     15.83            .3616
       Canceled                               (148,928)             .63     -     17.67          12.0209
                                            ----------           ------          ------          -------
      Outstanding December 31, 1997          2,167,717              .10     -     22.17           8.7850

        Granted                              1,332,999            15.58     -     27.44          19.1136
        Exercised                             (327,817)             .10     -     17.67           4.9931
        Canceled                              (232,626)            3.17     -     24.13          17.0729
                                            -----------          ------          ------         --------
      Outstanding December 31, 1998          2,940,273           $  .10     -    $27.44         $13.2346
                                            ==========           ======          ======         ========

      Exercisable:
        December 31, 1998                    1,123,502                                          $ 6.9421
                                            ==========
        December 31, 1997                    1,015,941                                          $ 4.2446
                                            ==========
        December 31, 1996                    2,205,998                                          $  .7674
                                            ==========

         At December 31, 1998, 302,184 shares were issuable upon the exercise of outstanding NQSOs. All other stock options outstanding were ISOs.

         In October 1995, the Company adopted the 1995 Stock Plan, 1995 Non-Employee Director Stock Option Plan, and 1995 Employee Stock Purchase Plan. Details of the Plans are as follows:

         Amended and Restated 1995 Stock Plan. The Company's 1995 Stock Plan (the "1995 Plan") was adopted by the Board of Directors on October 2, 1995 and approved by the Company's stockholders on October 4, 1995. The 1995 Plan provides for the issuance of a maximum of 4,500,000 shares of common stock pursuant to the grant to employees of ISOs and the grant of NQSOs, stock awards or opportunities to make direct purchases of stock in the Company to employees, consultants, directors and officers of the Company.

         1995 Non-Employee Director Stock Option Plan. The 1995 Non-Employee Director Stock Option Plan (the "Director Option Plan") was adopted by the Board of Directors on October 2, 1995 and approved by the Company's stockholders on October 4, 1995. The Director Option Plan provides for the grant of NQSOs to purchase a maximum of 225,000 shares of common stock to non-employee directors of the Company. All options granted under the Director Option Plan will have an exercise price equal to the fair market value of common stock on the date of grant. The term of each option will be for a period of ten years from the date of grant.

         Amended and Restated 1995 Employee Stock Purchase Plan. The Amended and Restated 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan") was adopted by the Board of Directors and approved by the Company's stockholders on October 2, 1995. The 1995 Purchase Plan provides for the issuance of a maximum of 375,000 shares of common stock pursuant to the exercise of non-transferable options granted to participating employees. The exercise price for the option is 85% of the lesser of the market price of the Company's common stock on the first or last day of the semi-annual plan period. During the years ended December 31, 1998 and 1997, the Company issued 21,620 and 20,604 shares, respectively, under the 1995 Purchase Plan.

         Amended and Restated 1996 Equity Compensation Plan of The Sentry Group, Inc. The Amended and Restated 1996 Equity Compensation Plan of The Sentry Group, Inc. (the "Sentry Plan") was adopted and assumed by the Company pursuant to the acquisition by the Company of Sentry in October 1998. The Sentry Plan provides for the issuance of a maximum of 359,500 shares of Common Stock pursuant to the grant of ISOs to employees and the grant of NQSOs, stock awards and opportunities to make direct purchases of stock to employees, consultants, directors and officers of the Company. The terms of such options, including number of shares, exercise price, duration and vesting are generally determined by the Compensation Committee.

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1998:

                                        OPTIONS GRANTED                                 OPTIONS EXERCISED
                      ------------------------------------------------          --------------------------------

                                            WEIGHTED          WEIGHTED                               WEIGHTED
 RANGE OF                 NUMBER            AVERAGE           AVERAGE              NUMBER           AVERAGE
 EXERCISE               OUTSTANDING        REMAINING          EXERCISE           EXERCISABLE        EXERCISE
 PRICES               AS OF 12/31/98         LIFE              PRICE             AS OF 12/31/98     PRICE
$  .10 - $  .83          303,350             3.06            $  .4985             303,350            $ .4985
  1.33 -   7.09          359,683             4.53              1.9337             359,683             1.9337
 11.83 -  12.33          361,488             8.25             11.8333              83,561            11.8333
 13.02 -  15.17          470,533             7.75             14.4330             196,309            14.5961
 15.58 -  27.44        1,445,219             8.91             18.6807             180,599            17.1574
----------------       ---------             ----            --------           ---------            -------
$  .10 - $27.44        2,940,273             7.50            $13.2346           1,123,502            $6.9421
================       =========             ====            ========           =========            =======

         The estimated fair value of options granted during 1998, 1997 and 1996 was $10.55, $6.52 and $8.72 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. No compensation cost has been recognized for the Company's fixed stock option plans and stock purchase plan. Had compensation cost for the Company's stock option plans and stock purchase plan been determined based on fair value at the option grant dates for awards in accordance with the provisions of SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1998, 1997 and 1996, would have been reduced to the pro forma amounts indicated below:

Net income applicable to common stockholders:     1998        1997         1996
                                                  ----        ----         ----
                         As reported            $8,785      $5,767       $3,626
                         Pro forma               5,460       3,867        2,396

Net income per diluted common share:
                         As reported            $  .70      $  .48       $  .32
                         Pro forma                 .43         .32          .21

Net income per basic common share:
                         As reported            $  .78      $  .53       $  .41
                         Pro forma                 .48         .36          .27

         The fair value of options granted under the Company's fixed stock option plans during 1998, 1997 and 1996 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used: dividend yield of zero, expected volatility of approximately 57%, risk free interest rate of approximately 5% and expected lives of option grants of approximately 2.5 years. Pro forma compensation cost related to shares purchased under the 1995 Employee Stock Purchase Plan is measured based on the discount from market value. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future pro forma effects.

         Long Term Incentive Plan

         In July 1998 the Company adopted the META Group, Inc./JMI Long Term Incentive Compensation Plan (the "Long Term Plan"). The Long Term Plan provides for the issuance of a maximum of 1,000 units to key officers of the Company. The total number of units to be granted, selection of key officers for participation in the Long Term Plan, the number of units to be granted to each participant, the vesting period and the determination of the value of each participant's units are generally determined by the Compensation Committee. As of December 31, 1998, a total of 280 units were granted to key officers of the Company and 720 units were available for future grants.

10.      Employee 401(k) Savings Plan

         The Company has a tax-deferred employee 401(k) savings plan covering substantially all employees. Contributions by the Company are made at the Company's discretion. No contributions have been made by the Company under this plan.

11.      Related Party Transactions

         In July 1998 the Board of Directors approved the META Group, Inc./ JMI Long Term Incentive Compensation Plan (the "Plan") with a significant retention feature for key management employees. The Company subscribed for up to $4.0 million in limited partnership interests in the JMI Equity Side Fund, L.P. (the "JMI Fund"), a venture capital fund managed by JMI Associates. The JMI Fund will co-invest along with other funds affiliated with JMI Associates. The Company has agreed to use the potential returns on the Company's investment in the JMI Fund to fund payouts under the Plan to key management employees. Contemporaneously with the Company's subscription to the JMI Fund, JMI Partners, L.P., an affiliate of the JMI Fund, became a full-service client of the Company. In 1998, the Company received $125,000 from JMI Partners, L.P. in consideration of services and consulting. Mr. Gruner, a director of the Company, is also a general partner of JMI Partners, L.P., the general partner of JMI Equity Fund, L.P. and an affiliate of JMI Associates. Mr. Gruner does not have a direct material interest in the JMI Fund. As of December 31, 1998, the Company invested $634,000 in the JMI Fund which is included in other assets on the consolidated balance sheet.

        In March 1995, the Company entered into an exclusive strategic alliance agreement with First Albany Corporation ("First Albany"), a financial services firm. The agreement provides for the distribution of the Company's written research and analysis, in its original form or as customized and expanded by First Albany, to First Albany's financial services customers, which include many institutional investors who are large IT users. The agreement restricts the
Company from marketing its services to any broker dealer or sell-side firm offering services similar to those offered by First Albany. The Company is permitted to market and sell Continuous Services to First Albany buy-side customers. This agreement is annually renewable by First Albany, subject to attainment of specified minimum revenue targets. The Company recognized $750,000, $616,500 and $425,000 in revenues from this arrangement during the years ended December 31, 1998, 1997, and 1996, respectively. First Albany owns 209,500 shares of the Company's common stock as of December 31, 1998. George C. McNamee, a director of the Company, is also Chairman and Co-Chief Executive Officer of First Albany.

12.      Segment Reporting

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Executive Committee, which is comprised of the President and the executive officers of the Company. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products/services and serves different clients.

         The Company's operating segments consist of Continuous Services, Consulting and Publications. Continuous Services provide comprehensive coverage of virtually all relevant IT and business related issues faced by its clients through client/analyst interaction and published conclusions and recommendations to the client's specific IT requirements. Consulting provides traditional IT consulting in selected areas as well as custom consulting services tailored to meet individual client requirements. Publications offers a variety of topic-specific publications designed to serve both as complements to the Company's core services and as stand-alone deliverables that meet specific assessment requirements.

        The accounting policies of the operating segments are the same as those described in Note 2 except that the disaggregated financial results for the Company's operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Company evaluates performance based on stand alone segment operating income, defined as the segment revenues less segment cost of sales and corporate general and administrative allocations. Management does not allocate corporate assets, non-operating income (interest income), or income taxes when measuring segment results.

Information by operating segment is set forth below (in thousands):

Year Ended December 31, 1998
                                     Continuous                                           Consolidated
                                      Services         Consulting      Publications          Total
                                      --------         ----------      ------------          -----
Revenues                             $58,485    (1)     $9,650           $4,650            $ 72,785
Operating income                      10,666             1,554              118              12,338
Assets                                                                                      112,187

Year Ended December 31, 1997

Revenues                             $ 43,810   (1)     $5,214           $2,171            $ 51,195
Operating income                        7,060              330              219               7,609
Assets                                   -                -                 -                89,453

Year Ended December 31, 1996

Revenues                             $ 32,808   (1)     $3,714            $ 444            $ 36,966
Operating income                        4,997               71             (621)              4,447
Assets                                   -                -                 -                70,171

(1)  Included  in the above  Continuous  Services  revenues  for the years ended
December 31, 1998, 1997 and 1996, are analyst consulting and conference fees associated with retainer services of $5,637, $2,808 and $2,039, respectively, offset by subscription publications of $3,238, $803 and $0, respectively, which are included in Continuous Services on the face of the consolidated statements of income, categorized as Publication revenues for management purposes.

International operations:

         The Company sells its products internationally through a network of 30 independent sales representative organizations located primarily in Canada and Europe. For each of the three years in the period ended December 31, 1998, net sales to international sales representatives were $7,636, $5,422 and $3,097, respectively.

13.      Subsequent Event

         On March 15, 1999 the Company entered into an agreement to invest $2.7 million in META Security Group, an independent start-up consulting firm. META Security Group offers security consulting services and hands-on operational support services including threats and vulnerability assessments, policy and standards development, network monitoring services and technical research and development.

14.      Selected Quarterly Financial Data (Unaudited)

         The  following   table  sets  forth   certain  key  interim   financial
information for the years ended December 31, 1998 and 1997.

                                                           First        Second        Third        Fourth
                                                          Quarter       Quarter      Quarter       Quarter
                                                      (In thousands, except per share amounts)
1998:
Revenues:
    Continuous services                                  $12,972       $13,347       $14,126       $15,641
    Other, principally consulting and publications         2,170         3,113         4,328         7,088
                                                         -------       -------       -------       -------
       Total revenues                                     15,142        16,460        18,454        22,729
                                                         -------       -------       -------       -------
Operating expenses:
    Cost of services and fulfillment                       7,538         7,857         8,675        11,028
      Selling and marketing                                3,446         4,050         4,270         4,936
      General and administrative                           1,520         1,437         1,764         2,032
      Depreciation and amortization                          447           453           458           536
                                                         -------       -------       -------       -------
           Total operating expenses                       12,951        13,797        15,167        18,532
                                                         -------       -------       -------       -------
Operating income                                           2,191         2,663         3,287         4,197
                                                         -------       -------       -------       -------
Net income                                               $ 1,648       $ 1,967       $ 2,356       $ 2,814
                                                         =======       =======       =======       =======
Net income per diluted common share                      $   .13       $   .16       $   .19       $   .22
                                                         =======       =======       =======       =======
Net income per basic common share                        $   .15       $   .17       $   .21       $   .24
                                                         =======       =======       =======       =======

1997:
Revenues:
     Continuous services                                 $ 9,172       $ 9,846       $10,713       $12,074
     Other, principally consulting and publications        1,639         1,892         2,705         3,154
                                                         -------       -------       -------       -------
        Total revenues                                    10,811        11,738        13,418        15,228
                                                         -------       -------       -------       -------
Operating expenses:
     Cost of services and fulfillment                      5,532         5,838         6,344         6,888
     Selling and marketing                                 2,341         2,770         3,469         3,897
     General and administrative                            1,158         1,199         1,279         1,370
     Depreciation and amortization                           333           366           391           411
                                                         -------       -------       -------       -------
            Total operating expenses                       9,364        10,173        11,483        12,566
                                                         -------        -------       -------       -------
Operating income                                           1,447         1,565         1,935         2,662
                                                         -------       -------       -------       -------
Net income                                               $ 1,107       $ 1,198       $ 1,570       $ 1,892
                                                         =======       =======       =======       =======
Net income per diluted common share                      $   .09       $   .10       $   .13       $   .16
                                                         =======       =======       =======       =======
Net income per basic common share                        $   .11       $   .11       $   .14       $   .17
                                                        =======       =======       =======       -------


         The total of quarterly earnings per share may not equal the annual amount as earnings per share is calculated independently for each quarter.

                                                                    SCHEDULE II

                                META GROUP, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                                                                      Additions
                                                            ---------------------------
                                                             Charged          Charged
                                            Balance at    (Credited) to    (Credited) to                     Balance
                                           Beginning of     Costs and          Other                         at End
                                              Period        Expenses         Accounts       Deductions      of Period

Year ended December 31, 1998:
   Allowance for doubtful accounts            $  828         $260                                           $1,088
                                              ------         ----                                           ------
   Valuation allowance for deferred tax
     asset                                    $1,142                        $1,000(a)                      $2,142
                                              ------                        -------                         ------

Year ended December 31, 1997:
   Allowance for doubtful accounts            $  751         $ 77                                           $  828
                                              ------         ----                                           ------
   Valuation allowance for deferred tax
     asset                                    $  849         $343                          $50              $1,142
                                              ------         ----                          ---              ------

Year ended December 31, 1996:
   Allowance for doubtful accounts            $  433         $318                                           $  751
                                              ------         ----                                           ------
   Valuation allowance for deferred tax
     asset                                    $  455         $394                                           $  849
                                              ------         ----                                           ------




(a) Reflects the additional allowance related to the deferred tax assets acquired as part of the acqusition of The Sentry Group, Inc.

                                META GROUP, INC.
                     INDEX TO EXHIBITS FILED WITH FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998


------------------------------------------------------------------------------
Exhibit
Number                             Description

------------   ------------------------------------------------------------
 2.1(1)(2)     Agreement and Plan of Merger by and among META Group,  Inc., MG
               Acquisition  Corporation  and The Sentry Group, Inc. dated as of
               September 23, 1998 ("Agreement and Plan of Merger")

 2.2(1)        Amendment No. 1 to Agreement and Plan of Merger

 3.1(3)        Amended and Restated Certificate of Incorporation of the Company

 3.2(3)        Amended and Restated By-Laws of the Company

 4.1(3)        Specimen certificate representing the Common Stock

 4.2(1) Registration Rights Agreement dated as of October 20, 1998 by and among META Group, Inc. and the stockholders of The Sentry Group, Inc. listed on the signature pages thereto

 4.3(1) Escrow Agreement dated as of October 20, 1998 among META Group, Inc., Peter A. Naber and State Street Bank and Trust Company

 4.4(6) Form of Common Stock Purchase Warrant (Immediate Vesting)issued to stockholders of The Sentry Group, Inc. on October 20, 1998

 4.5(6) Form of Common Stock Purchase Warrant(Contingent Vesting)issued to stockholders of The Sentry Group, Inc. on October 20, 1998

 10.1(7)*      Amended and Restated 1995 Stock Plan
 10.2(4)*      Form of Incentive  Stock Option  Agreement under the Amended and
               Restated 1995 Stock Plan

 10.3(4)* Form of Non-Qualified Stock Option Agreement under the Amended and Restated 1995 Stock Plan

 10.4(5)*      1995 Employee Stock Purchase Plan Enrollment Authorization Form

 10.5(3)*      1995 Non-Employee Director Stock Option Plan

 10.6(4)* Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan of the Registrant

 10.7(3)(2)*   Agreement between First Albany Corporation and the Company dated
               March 30, 1995

 Exhibit
 Number                             Description

 ----------    -----------------------------------------------------------
 10.8(3)*      Restated and Amended 1989 Stock Option Plan, as amended

 10.9(3)*     Form of Incentive Stock Option Agreement under 1989 Stock Option
               Incentive Plan

 10.10(3)*     Form of  Certificate  and Agreement  under Restated and Amended
               1989 Stock Option Plan

 10.11(3)*     1993 Stock Option and Incentive Plan, as amended

 10.12(3)*     Form of Certificate and Agreement under 1993 Stock Option and
               Incentive Plan

 10.13(3)*     Form of Warrant under the Restated and Amended 1989 Stock Option
               Plan and 1993 Stock Option and Incentive Plan

 10.14(3)      Form of International Sales Representative Agreement

 10.15(3) Office Lease between International Business Machines Corporation and the Company dated August 1, 1994

 10.16(6)*     Form of META Group, Inc./JMI Long Term Incentive Compensation
               Plan

 10.17(7)*     Amended and Restated 1996 Equity Compensation Plan of The Sentry
               Group, Inc.

 11.1+         Statement re computation of per share earnings

 21.1+         List of Subsidiaries

 23.1+         Consent of Deloitte & Touche LLP

 24.1+         Power of Attorney (see page 31)

 27.1+         Financial Data Schedule

 ----------------
     (1) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated October 20, 1998 and filed on November 3, 1998 (File No. 0-27280).
     (2)  Confidential treatment obtained as to certain portions.
     (3) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1(File No. 33-97848).
     (4) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 333-1854).
     (5) Incorporated herein by reference to the exhibits to the Company's Registration Statement on form S-8 (File No. 33-80539).
     (6) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q dated November 16, 1998
          (File No. 0-27280).
     (7) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 333-68323).

      * Indicates a management contract or any compensatory plan, contract or arrangement.
      +   Filed herewith.


                                                              EXHIBIT 11.1

                                META GROUP, INC.

                      EXHIBIT TO ANNUAL REPORT ON FORM 10-K

                   Computation of Net Income Per Common Share


                                                           Year Ended             Year Ended           Year Ended
                                                        December 31, 1998     December 31, 1997     December 31, 1996
                                                        -----------------     -----------------    -----------------
Net income                                                $ 8,785,000            $ 5,767,000         $ 3,626,000
                                                           ==========            ===========         ===========

Weighted average number of common and common equivalent shares outstanding:

      Average number of common shares
        outstanding during the year                        11,326,228             10,821,648          8,925,700

      Add common share equivalents -- options
        to purchase common shares                           1,269,986              1,114,738           2,575,917
                                                          -----------            ----------          -----------

                                                           12,596,214             11,936,386          11,501,617
                                                          ===========            ===========         ===========

Net income per diluted common share                       $       .70            $       .48         $       .32
                                                          ===========            ===========         ===========

Net income per basic common share                         $       .78            $       .53         $       .41
                                                          ===========            ===========         ===========


All share and per share amounts have been retroactively adjusted for the three for two stock split in 1998.


                                                                 EXHIBIT 21.1

   Subsidiaries of META Group, Inc.

   The Sentry Group, Inc.- incorporated in the Commonwealth of Massachusetts. MG (Bermuda) Ltd. incorporated in Bermuda.




                        INDEPENDENT AUDITORS' CONSENT
                        -----------------------------




We consent to the incorporation by reference in META Group, Inc.'s Registration Statements Nos. 33-80539, 333-1854 and 333-68323 on Form S-8,and No. 333-67557 on Form S-3 of our report dated February 5, 1999 (March 15, 1999 as to Note 13) and appearing on page F-1 of the Annual Report on Form 10-K for the year ended December 31, 1998.




    DELOITTE & TOUCHE LLP

    Stamford, Connecticut
    March 30, 1999