Form 10-Q
period 1999-03-31
META GROUP INC
filed 1999-05-14
CIK 1000015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly period ended March 31, 1999

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

         Yes (X)                       No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of May 11, 1999 was 10,931,945


                            Total Number of Pages:  19
                           Exhibit Index is on Page 18

                                META Group, Inc.


                                      INDEX
                                      -----
                                                                          PAGE
                                                                          ----

Part I FINANCIAL INFORMATION

       Item 1. Financial Statements

               Consolidated Balance Sheets:

                 March 31, 1999 (unaudited) and December 31, 1998           3

               Consolidated Statements of Income (unaudited):
                 Three months ended March 31, 1999 and 1998                 4

               Consolidated Statements of Cash Flows (unaudited):
                 Three months ended March 31, 1999 and 1998                 5

               Notes to Consolidated Financial Statements                   6

       Item 2. Management's Discussion and Analysis of Financial
               Conditon and Results of Operations                           8

       Item 3. Quantitative and Qualitative Disclosures About Market Risk  15


Part II        OTHER INFORMATION

       Item 1. Legal Proceedings                                           16


       Item 6. Exhibits and Reports on Form 8-K                            16


Signature                                                                  17



PART I     FINANCIAL INFORMATION

         Item 1.  Financial Statements



                                META Group, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)



                                              March 31,            December 31,
-------------------------------------------------------------------------------
Assets                                             1999                    1998
                                           -------------------------------------
Current assets:
                                            (unaudited)
   Cash and cash equivalents                   $  8,677                $  9,945
   Marketable securities                         23,373                  21,031
   Accounts receivable, net                      31,066                  35,306
   Deferred commissions                           2,105                   1,436
   Deferred tax asset                             3,808                   3,808
   Other current assets                           5,019                   2,894
                                           -------------           -------------
      Total current assets                       74,048                  74,420

Marketable securities                            11,996                  15,850
Furniture and equipment, net                      5,738                   4,553
Deferred tax asset                                  256                     792
Goodwill, net                                     5,675                   5,528
Other assets                                     12,053                  11,044
                                           -------------           -------------

      Total assets                             $109,766                $112,187
                                           =============           =============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                            $    166                $  1,432
   Deferred Revenues                             33,824                  31,276
   Other current liabilities                      1,055                   6,789
                                           -------------           -------------
      Total current liabilities                  35,045                  39,497
                                           -------------           -------------

Stockholders' equity:
   Preferred stock                                    -                       -
   Common stock                                     126                     123
   Paid-in capital                               59,163                  58,443
   Retained earnings                             15,752                  14,444
   Treasury stock, at cost                        (320)                   (320)
                                           -------------           -------------
      Total stockholders' equity                 74,721                  72,690
                                           -------------           -------------

      Total liabilities and stockholders'      $109,766                $112,187
      equity
                                           =============           =============


                 See notes to consolidated financial statements.




                                META Group, Inc.

                        Consolidated Statements of Income
                      (in thousands, except per-share data)
                                   (unaudited)


                                                     For the three months ended
                                                              March 31,
--------------------------------------------------------------------------------
                                                        1999               1998
                                                 ------------       ------------
Revenues:
  Continuous Advisory Services                       $15,808            $13,179
  Project Consulting                                   2,870              1,076
  Published Research                                   1,427                887
                                                 ------------       ------------

      Total revenues                                  20,105             15,142
                                                 ------------       ------------

Operating expenses:
  Cost of services and fulfillment                    11,286              7,538
  Selling and marketing                                4,982              3,446
  General and administrative                           1,793              1,520
  Depreciation and amortization                          593                447
                                                 ------------       ------------

      Total operating expenses                        18,654             12,951
                                                 ------------       ------------

Operating income                                       1,451              2,191

Interest income                                          772                605
                                                 ------------       ------------

Income before provision for income taxes               2,223              2,796

Provision for income taxes                               914              1,148
                                                 ------------       ------------

Net income                                           $ 1,309            $ 1,648
                                                 ============       ============

Net income per diluted common share                  $   .10            $   .13
                                                 ============       ============

Weighted average number of diluted common
shares outstanding                                    12,905             12,299
                                                 ============       ============

Net income per basic common share                    $   .11            $   .15
                                                 ============       ============

Weighted average number of basic
common shares outstanding                             11,830             11,162
                                                 ============       ============

                 See notes to consolidated financial statements.





                                META Group, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)




                                                     For the three months ended
                                                               March 31,
--------------------------------------------------------------------------------
                                                          1999            1998
                                                  ------------------------------
Operating activities:
Net income                                          $ 1,309             $ 1,648
Adjustments to reconcile net income to net cash
(used in) provided by
    Operating activities:
  Depreciation and amortization                         593                 447
  Deferred income taxes                                 536               1,025
  Changes in assets and liabilities:
    Accounts receivable                               4,240               3,540
    Deferred commissions                               (669)               (544)
    Other current assets                             (2,138)               (707)
    Other assets                                        258                (687)
    Accounts payable                                 (1,287)               (844)
    Accrued expenses and other current liabilities   (5,734)             (2,638)
    Deferred revenues                                 2,548                 926
                                                  -------------     ------------
 Net cash (used in) provided by operating activities   (344)              2,166
                                                  -------------     ------------

Investing activities:
   Capital expenditures                              (1,722)               (804)
   Proceeds from (investments in) marketable          1,512              (2,418)
   securites - net
   Investments and advances                          (1,437)                (16)
                                                  -------------     ------------
Net cash used in investing activities                (1,647)             (3,238)
                                                  -------------     ------------

Financing activities:
Proceeds from exercise of stock options                 723                 282
                                                  -------------     ------------
Net cash provided by financing activities               723                 282
                                                  -------------     ------------

Net decrease in cash and cash equivalents            (1,268)               (790)
Cash and cash equivalents, beginning of period        9,945              12,910
                                                  -------------     ------------
Cash and cash equivalents, end of period            $ 8,677             $12,120
                                                  =============     ============

Supplemental information:
Cash paid during the period for income taxes        $   379             $   123
                                                  =============     ============

                 See notes to consolidated financial statements.



                                META Group, Inc.


                   Notes to Consolidated Financial Statements



Note 1 - Interim Financial Statements
-------------------------------------

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of META Group, Inc. (the "Company") as reported on the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included.


Note 2 - Financial Statement Presentation
-----------------------------------------

     Effective January 1, 1999, the Company changed the way it reports revenues on its Consolidated Statements of Income to be consistent with the direction of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." Consequently, the Company now reports separately the revenues earned from each of its three operating segments:
Continuous Advisory Services, Project Consulting and Published Research, which is consistent with the way the Company manages its operations. Previously, the Company reported revenues from two sources: Continuous Services and Other, principally consulting and publications. The current method is consistent with the Company's management approach used regularly by the Company's decision makers in assessing performance and allocating resources. The revenues for the three months ended March 31, 1998 have been reclassified to conform to the 1999 presentation.


Note 3 - Income Taxes
---------------------

     During the quarters ended March 31, 1999 and 1998, the Company recorded a tax provision of $0.9 million and $1.1 million, respectively, reflecting an effective tax rate of 41%. During the quarter ended March 31, 1999, the Company paid $250,000 for federal alternative minimum tax liabilities. The total deferred tax asset, including the current portion, decreased to $4.0 million at March 31, 1999, from $4.6 million at December 31, 1998, as the Company utilized its net operating loss carryforwards to offset taxable income.


Note 4 - Investment in META Security Group, Inc.
------------------------------------------------

     On March 15, 1999, the Company entered into an agreement to advance $2.7 million to META Security Group, Inc., an independent start-up consulting firm, in exchange for a secured convertible promissory note. META Security Group, Inc. offers security consulting services and hands-on operational support services including threats and vulnerability assessments, policy and standards development, network monitoring services and technical research and development. As of March 31, 1999, the Company had advanced $1.3 million which is included in Other Assets on the consolidated balance sheet. The investment is accounted for under the cost method.

Note 5 - Segment Reporting
--------------------------

     The Company operates in three business segments: Continuous Advisory Services, Project Consulting and Published Research. The Company's reportable segments are separately managed strategic business segments. Each operating segment offers different products/services, and is sold via different distribution channels. In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement requires the Company to disclose selected segment information on an interim basis consistent with the way management operates its business. Revenue and operating income information for the three operating segments is set forth below:


                                               Continuous
                                                Advisory            Project             Published       Consolidated
                                                Services           Consulting            Research           Total
                                                --------           ----------            --------           -----
Three Months Ended March 31, 1999

Revenues                                        $15,808              $2,870               $1,427            $20,105
Operating Income                                  2,527                (791)                (285)             1,451

Three Months Ended March 31, 1998

Revenues                                        $13,179              $1,076               $  887            $15,142
Operating Income                                  2,411                (223)                   3              2,191


Note 6 - Subsequent Events
--------------------------

     On April 14, 1999, the Company's Board of Directors unanimously authorized the repurchase of up to 1.2 million shares of its common stock in the open market and in privately negotiated transactions from time to time, depending on market conditions and other factors. On May 3, 1999, the Company announced the expansion of the repurchase program to a total of 2.4 million shares. As of May 12, 1999, approximately 1,209,000 shares had been repurchased at an average price of $10.04 per share.

     Due to cash requirements arising from the expansion of the repurchase plan, the Company reclassified approximately $9.0 million of its marketable securities from held-to-maturity to available-for-sale. Since the repurchase plan commenced in April 1999, the cash requirements could not have been reasonably anticipated at December 31, 1998. It is the Company's intention to hold the remaining $26.3 million of marketable securities to maturity. The fair value of the marketable securities at the date of the reclassification approximated amortized cost.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Certain Factors That May Affect Future Results" and in the Company's other filings with the Securities and Exchange Commission, principally the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Overview

     META Group, Inc. ("META Group") and its subsidiary, The Sentry Group, Inc. ("Sentry" and collectively, the "Company") is an independent market assessment company providing research and analysis of developments, trends, and organizational issues relating to the computer hardware, software, communications, and related information technology ("IT") industries to IT users and vendors. IT user organizations utilize META Group's research, analysis, and recommendations to develop and employ cost-effective and revenue enhancing strategies for selecting and implementing timely IT solutions and for aligning these solutions with business priorities. IT vendors use META Group's services for help in product positioning, marketing and market planning, as well as for internal IT decision making.

     The Company has three operating business segments: Continuous Advisory Services, Project Consulting and Published Research. The Continuous Advisory Services segment provides annually renewable subscription services focused on specific areas of IT, IT issues related to a specific vertical market, or the specific needs of those within the IT organization. The Project Consulting segment provides strategic consulting engagements servicing clients' business and technology issues. The Published Research segment provides publications offering in-depth analysis of single business or IT issues.

     Continuous Advisory Services subscriptions constituted approximately 79% and 87% of the Company's total revenues for the quarters ended March 31, 1999 and 1998, respectively. Billings attributable to the Company's Continuous
Advisory Services are initially recorded as deferred revenues and then recognized pro rata over the contract term.

     One measure of the volume of the Company's business is its annualized "Contract Value," which the Company calculates as the aggregate annualized value of renewable revenues recognized from all contracts in effect at a given point in time, without regard to the remaining duration of such contracts. While Contract Value is not necessarily indicative of future revenues, Contract Value has grown, sequentially and year-over-year, every quarter since the Company's inception and increased 23% to $68.9 million at March 31, 1999, from $56.3 million at March 31, 1998. At March 31, 1999, the Company had approximately 4,200 Continuous Advisory Services subscribers in approximately 1,800 client organizations worldwide, as compared to 3,495 subscribers in 1,475 organizations at March 31, 1998.

     Continuous Advisory Services revenues attributable to international clients are billed and collected by the Company's international sales representative organizations. The Company realizes revenues from the international sales representative organizations at rates of 40% to 60% of amounts billed to those clients.

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


THREE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUES Total revenues increased 33% to $20.1 million in the quarter ended March 31, 1999, from $15.1 million in the quarter ended March 31, 1998.

Revenues from Continuous Advisory Services, which are derived from annually renewable contracts, together with any interim add on's, payable by clients in advance, increased 20% to $15.8 million in the quarter ended March 31, 1999, from $13.2 million in the quarter ended March 31, 1998. The increase in revenues from Continuous Advisory Services was primarily due to continued expansion of the Company's domestic sales force, an increase in analyst consulting to existing clients, growing international market acceptance of the Company's Continuous Advisory Services, and the introduction of the Company's INfusion products during the fourth quarter of 1998. Continuous Advisory Services revenue growth, however, was lower than expected, primarily as a result of a shift in client demand towards consulting services. Continuous Advisory Services revenues attributable to international clients increased 26% in the quarter ended March 31, 1999, from the quarter ended March 31, 1998, and remained constant as a percentage of Continuous Advisory Services revenue at 15%. The increase in international revenues was primarily due to an increased demand for the Company's Continuous Advisory Services in existing international markets. The Company currently has sales representation in 30 countries. The Company currently expects that international Continuous Advisory Services revenues will continue to grow at a faster rate than domestic Continuous Advisory Services revenue.

The Company increased Contract Value 23% to $68.9 million at March 31, 1999, from $56.3 million at March 31, 1998. The Company grew its subscriber client base 20% to 4,200 Continuous Advisory Service clients at March 31, 1999 from 3,495 clients at March 31, 1998.

Project  Consulting  revenues,   which  result  from  strategic  consulting
engagements servicing clients' business and technology issues, increased 167% to $2.9 million in the quarter ended March 31, 1999 from $1.1 million in the quarter ended March 31, 1998, and increased as a percentage of total revenues to 14% from 7%. The significant increase was primarily due to the acquisition of The Sentry Group, Inc. ("Sentry") in October of 1998 as well as a shift in client demand from Continuous Advisory Services towards more focused consulting services, and was partially offset by unexpected transitional issues with respect to an integration commenced in the first quarter of 1999 in connection with the Sentry acquisition. The Company's Project Consulting clients typically consist of Continuous Advisory Services clients seeking additional advice tailored to their individual IT requirements.

Published Research revenues, which result from publications offering in-depth analysis of single business or IT issues, increased 61% to $1.4 million in the quarter ended March 31, 1999 from $0.9 million in the quarter ended March 31, 1998, and increased as a percentage of total revenues to 7% from 6%. The increase was primarily due to an increase in sales of publications distributed under the Company's agreement with CXP International, S.A. and the introduction of new products, and was partially offset by publishing delays with respect to certain publications sold by the Company.

The  Company   currently   expects  a  continuation  of  the  growth  rates
experienced  during the quarter ended March 31, 1999 in Project  Consulting  and

Published Research revenues as a result of a shift in business demand by clients
from  Continuous  Advisory  Services  towards  more  focused,   client  specific
services, and due to the Sentry acquisition.

COST OF SERVICES AND FULFILLMENT Cost of services and fulfillment increased
50% to $11.3 million in the quarter ended March 31, 1999, from $7.5 million in the quarter ended March 31, 1998, principally due to increased staffing costs for analyst, consultant, and fulfillment positions necessary to support the Company's growth both domestically and internationally and as a result of the Sentry acquisition. The principal areas of cost increases were compensation and, to a lesser extent, travel. Cost of services and fulfillment increased as a percentage of total revenues to 56% from 50% due to continued hiring of analysts and consultants. While the Company anticipates continuing increases in the amount of costs of services and fulfillment, it expects that such expenses will decline slightly as a percentage of total revenue.

SELLING AND MARKETING EXPENSES Selling and marketing expenses increased 45% to $5.0 million in the quarter ended March 31, 1999, from $3.4 million in the quarter ended March 31, 1998, and increased as a percentage of total revenues to 25% from 23%. The increase in Selling and Marketing expenses was principally due to increased compensation and travel expenses associated with expanding the Company's domestic Direct Sales force to support the increasing scope of its product offerings. In addition, the Company continued the expansion of its Inside Sales channel for selling published research, and has developed a new team of account development representatives within the marketing department to provide more direct sales-lead support to the Direct Sales force. The Company anticipates continuing increases in the amount of selling and marketing expenses, although it expects that such expenses, as a percentage of total revenues, will decrease slightly by the end of 1999.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased 18% to $1.8 million in the quarter ended March 31, 1999, from $1.5 million in the quarter ended March 31, 1998, and decreased as a percentage of total revenues to 9% from 10%. The increase in expenses was principally due to increased finance, accounting, human resources, and corporate IT staffing and expenses required to support the growth of the Company. The Company anticipates continuing increases over the prior year in the amount of general and administrative expenses, but expects such expenses to remain approximately the same as a percentage of total revenues.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased 33% to $593,000 in the quarter ended March 31, 1999, from $447,000 in the quarter ended March 31, 1998. The increase in depreciation and amortization expense was principally due to purchases of computer equipment and office furniture required to support business growth and the amortization of goodwill from the Sentry acquisition consummated in October 1998.

INTEREST INCOME Interest income increased 28% to $772,000 in the quarter ended March 31, 1999, from $605,000 in the quarter ended March 31, 1998, due to an increase in the Company's cash and marketable securities balances over the first quarter of the prior year due to positive cash flow from operations in 1998 and an increase in interest income from debt financings of investee companies.

PROVISION FOR INCOME TAXES During the quarters ended March 31, 1999 and 1998, the Company recorded a tax provision of $0.9 million and $1.1 million, respectively, reflecting an effective tax rate of 41%. During the quarter ended March 31, 1999, the Company paid $250,000 for federal alternative minimum tax liabilities. The total deferred tax asset, including the current portion, decreased to $4.0 million at March 31, 1999, from $4.6 million at December 31, 1998, as the Company utilized its net operating loss carryforwards to offset taxable income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company used $0.3 million of cash in operations during the three months ended March 31, 1999, compared with $2.2 million of cash generated from operations in the three months ended March 31, 1998. The decrease in cash generated from operations in 1999 is primarily due to decreased net income, bonuses paid to employees based on the achievement in 1998 of performance goals, and an increase in short-term advances made to investee companies.

     The Company used $1.7 million of cash in the three months ended March 31, 1999, compared with $0.8 million in the three months ended March 31, 1998, for the purchase of furniture, equipment, computers, and related software for use by the Company's employees. The Company expects that additional purchases of equipment will be made as the Company's employee base continues to grow. As of March 31, 1999, the Company had no material commitments for capital expenditures; however, the Company is currently upgrading significant internal systems to support business growth. The total cash outlay for the completion of the project in 1999 (excluding internal resources) is not expected to exceed $1 million.

     On April 14, 1999, the Company's Board of Directors unanimously authorized the repurchase of up to 1.2 million shares of its common stock in the open market and in privately negotiated transactions from time to time, depending on market conditions and other factors. On May 3, 1999, the Company announced the expansion of the repurchase program to a total of 2.4 million shares. As of May 12, 1999, approximately 1,209,000 shares were repurchased at an average price of $10.04 per share. The Company's existing cash and marketable securities are being used to finance the repurchase program.

     On March 15, 1999, the Company entered into an agreement to advance $2.7 million to META Security Group, Inc., an independent start-up consulting firm, in exchange for a secured convertible promissory note. META Security Group, Inc. offers security consulting services and hands-on operational support services including threats and vulnerability assessments, policy and standards development, network monitoring services and technical research and development. As of March 31, 1999, the Company had advanced $1.3 million which is included in Other Assets on the consolidated balance sheet.

     The Company regularly invests excess funds in investment-grade, short-term commercial paper, debt instruments, and money market funds. As these investments generally have terms of less than three months, they are included under the caption "Cash and cash equivalents" in the balance sheets.

     In addition, the Company invests in longer-term, but callable, higher-yield marketable debt securities. Generally, these securities are purchased in denominations of $1 million to $7 million and held to maturity.

     As of March 31, 1999, the Company had cash and cash equivalents of $8.7 million, marketable securities of $35.3 million, and working capital of $39.0 million. The Company believes that existing cash balances and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future, including the authorized share repurchase program discussed above.

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

The Company has contacted all of the suppliers of its business critical software and systems to determine whether the products obtained by the Company are Year 2000 compliant and is currently reviewing other areas within its business and operations which could be adversely affected by Year 2000 issues. Based on the responses the Company has received from manufacturers and the internal evaluation performed through April 1999, the Company believes that it will be able to upgrade or replace any critical Year 2000 deficient software or systems prior to the end of 1999.

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

Costs to Address Year 2000 Issues
---------------------------------
Based on the Company's internal evaluation performed to date on potential costs for completing the evaluating, testing, modifying or replacing of any of its internal IT or non-IT software or systems, the Company currently expects to spend approximately $2.2 million (including $2.1 million of costs for replacing the client information system and telephone system), of which the Company has spent approximately $1.6 million as of March 31, 1999. The Company will fund all Year 2000 compliance costs from existing working capital.

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

Risks Associated with Year 2000 Issue
-------------------------------------
The primary risk to the Company in the event of non-compliance with Year 2000 issues is a disruption of customer fulfillment. As a significant portion of the Company's clients choose to receive the Company's written deliverables via the internet, failure of that system could prevent customers from accessing the Company's written deliverables via the Company's internet site. Likewise, failure of the telephone systems would prevent the Company from speaking with its customers directly, which is an integral part of the Company's service and products. Also, failure of the client information system would result in potential delays in responding to customers' inquiries.


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

     o Failure of certain systems of third parties due to Year 2000 issues could potentially create the risk of impairment of certain assets of the Company. In particular, as of March 31, 1999, the Company had over $35 million in marketable securities, which are primarily invested in unsecured, short- term investment grade, corporate debt instruments (commercial paper). Financial impairment to certain investees, or a collapse of the securities markets in general, would potentially have a material adverse effect on the Company's financial position. In addition, as of March 31, 1999, the Company had over $31 million in accounts receivable from customers and international sales representative organizations, as well as significant investments in other companies. Financial impairment to certain of such companies due to Year 2000 issues could potentially have a material adverse effect on the Company's financial position and results of operations. The likelihood of such action occurring, and the potential related costs, cannot be estimated by the Company at this time.

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



CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information involving risks and uncertainties. In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to, statements concerning the revenue growth rate in its three operating segments and in international revenues, anticipated costs of services and fulfillment, selling and marketing and operation expense levels, cost and expense levels relative to the Company's total revenues and anticipated mix of revenues, the ability of the Company's computer systems and applications to function properly beyond 1999, planned capital expenditures, the Company's working capital and capital expenditure requirements, and net operating loss carryforwards) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties, and other information discussed below, as well as the accuracy of the Company's internal estimates of revenue and operation expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

     The Company's future operating results are subject to substantial risks and uncertainties. The Company currently derives most of its revenues from subscriptions to its Continuous Advisory Services. As a result, any decline in the Company's ability to secure subscription renewals may have a material adverse effect on the Company's results of operations. The Company's ability to secure subscription renewals, at favorable average selling prices, as well as to successfully market and sell its Project Consulting services and Published Research, is dependent upon the Company's ability to deliver consistent,
high-quality,   and  timely   analysis   and  advice  with  respect  to  issues,
developments, and trends that clients view as important. The Company's successful delivery of such analysis and advice is, in turn, dependent upon many factors, including, among other things, its ability to: understand and anticipate rapidly changing technologies and market trends so as to keep its analysis focused on the changing needs of its clients, deliver products and services of sufficiently high quality and timeliness to withstand competition from competitors that may have greater financial, information gathering, and marketing resources than the Company, and recruit and retain highly talented professionals in a competitive job market. The loss of any of the Company's senior management personnel, including Dale Kutnick (President, Chief Executive Officer and Co-Research Director), could have a material adverse effect on the

Company. The Company's ability to market and sell its products and services could also be adversely affected by the emergence of new competitors into one or more of the market segments addressed by the Company's products and services, which could cause pricing pressure and loss of market share. The Company's pricing strategy may limit the potential market for the Company's Continuous Advisory Services. As a result, the Company may be required to reduce prices for its Continuous Advisory Services or introduce new products with lower prices in order to expand or maintain its market share. In addition, a significant portion of the Company's revenues are attributable to international clients, which may be adversely affected by factors including difficulties in developing and managing relationships with independent international sales representative organizations, reliance on sales entities that the Company does not control, greater difficulty in maintaining direct client contact, fluctuations in exchange rates, adverse political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles, and adverse tax consequences. The Company's future financial results also depend in part on the development or acquisition of new products and services, which may not successfully be achieved due to the inherent costs and risks associated with development, assimilation, and marketing of a new product or service, as well as the Company's limited experience in introducing new products and services.

     Furthermore, the Company's quarterly operating results may fluctuate significantly due to various factors. Because a disproportionately large portion of the Company's Continuous Advisory Services contracts expire in the fourth quarter of each year, the Company incurs operating expenses in the fourth quarter at a higher level than would otherwise be required by its sequential growth, and such increased expenses are not normally offset immediately by higher revenues. In addition, the Company's operating results may fluctuate as a result of a variety of other factors, including the level and timing of renewals of subscriptions to Continuous Advisory Services, the level and timing of contracted Project Consulting Services, the timing and amount of business generated by the Company, the mix of domestic versus international business, the timing of the development, introduction, and marketing of new products and services, the integration of acquired businesses into the operations of the Company (particularly the Sentry acquisition), the timing of the acquisition and integration into the Company of new business, products, and services, the timing of the delivery of Published Research sold by the Company, the timing of the hiring of research analysts and consultants, changes in the spending patterns of the Company's target clients, the Company's accounts receivable collection experience, changes in market demand for IT research and analysis, and competitive conditions in the industry. Due to these factors, the Company believes period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. The potential fluctuations in the Company's operating results make it likely that, in some future quarter, the Company's operating results will be below the expectations of securities analysts and investors, which would have a material adverse effect on the price of the Company's Common Stock.


Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to the Company's annual report on Form 10-K for the year ended December 31, 1998 for quantitative and qualitative disclosure of the Company's market risk. There have been no material changes to the market risk information included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

PART II- OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

     As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company is a party to certain legal proceedings arising in the ordinary course of business. However, the Company believes that none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations, or financial condition.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
         (a)      Exhibits.
                  --------

         Exhibit
         Number           Description
         -------          -----------
          10.1            Employment agreement between META Group, Inc. and
                          Larry R. DeBoever dated as of October 15, 1996
          10.2            Promissory Note dated as of November 1, 1996 issued
                          by Larry R. DeBoever to META Group, Inc. in an aggregate principal amount of $500,000
          10.3            Amended and Restated 1995 Employee Stock Purchase Plan
          11.1            Statement re computation of per-share earnings
          27.1            Financial Data Schedule

         (b)      Reports on Form 8-K.
                  -------------------
                  There were no reports on Form 8-K filed by the Company for the quarter ended March 31, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    META Group, Inc.




Date:  May 14, 1999                 By:/s/ Bernard F. Denoyer
                                    --------------------------------------------
                                    Bernard F. Denoyer
                                    Senior Vice President, Finance,
                                    Chief Financial Officer,
                                    Secretary, and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


                                                                    Sequentially
Exhibit                                                               Numbered
Number                             Description                          Page
--------- ----------------------------------------------------------- ----------
 10.1         Employment agreement between META Group,Inc. and            *
              Larry R. DeBoever dated as of October 15, 1996
 10.2         Promissory Note dated as of November 1, 1996 issued         *
              by Larry R. DeBoever to META Group, Inc. in an aggregate
              principal amount of $500,000
 10.3         Amended and Restated 1995 Employee Stock Purchase Plan      *
 11.1         Statement re computation of per-share earnings             19
 27.1         Financial Data Schedule                                     *


  * Exhibit included in EDGAR filing with Securities and Exchange Commission.

  ------------------

   EXHIBIT 11.1


                                META Group, Inc.

                    EXHIBIT TO QUARTERLY REPORT ON FORM 10-Q

                   Computation of Net Income Per Common Share



                                                   For the three months ended
                                                             March 31,
---------------------------------------------------------------    -------------
                                                       1999             1998
                                                  -------------    -------------
Net income.......................................   $1,309,000       $1,648,000
                                                  =============    =============

Weighted average number of common and common equivalent shares outstanding:

      Average number of common shares
        outstanding during the period............   11,830,397       11,161,700

      Add common share equivalents - options
        to purchase common shares................    1,074,948        1,137,498
                                                  -------------    -------------
               Total.............................   12,905,345       12,299,198
                                                  =============    =============

Net income per diluted common share..............         $.10             $.13
                                                          =====            =====

Net income per basic common share................         $.11             $.15
                                                          =====            =====