Form 10-Q
period 1999-06-30
META GROUP INC
filed 1999-08-16
CIK 1000015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended June 30, 1999

                                      OR

 ( )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d)
          OF THE  SECURITIES EXCHANGE ACT OF 1934.
               For the Transition period from ______ to ______


                      Commission File Number 0-27280

                              META Group, Inc.
           (Exact name of registrant as specified in its charter)


            Delaware                                 06-0971675
    ------------------------------          --------------------------------
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

         Yes  (X)                      No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of August 9, 1999 was 10,093,720.

--------------------------------------------------------------------------------

                            Total Number of Pages:  22
                           Exhibit Index is on Page 21

                                META Group, Inc.


                                      INDEX
                                      -----
                                                                           Page
                                                                           ----

Part I          FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Balance Sheets:
                   June 30, 1999 (unaudited) and December 31, 1998            3

                Consolidated Statements of Income (unaudited):
                   Three and six months ended June 30, 1999 and 1998          4

                Consolidated Statements of Cash Flows (unaudited):
                   Six months ended June 30, 1999 and 1998                    5

                Notes to Consolidated Financial Statements                    6

       Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                  9

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk   18


Part II         OTHER INFORMATION

       Item 1.  Legal Proceedings                                            18

       Item 4.  Submission of Matters to a Vote of Security Holders          18

       Item 6.  Exhibits and Reports on Form 8-K                             19

Signature                                                                    20


PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements


                                META Group, Inc.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       June 30,    December 31,
Assets                                                     1999            1998
                                                      -----------   -----------

Current assets:                                       (unaudited)
  Cash and cash equivalents                             $  2,583       $  9,945
  Marketable securities                                    7,187         21,031
  Accounts receivable, net                                34,377         35,306
  Deferred commissions                                     1,950          1,436
  Deferred tax asset                                       2,679          3,808
  Other current assets                                     4,873          2,894
                                                        --------       --------
          Total current assets                            53,649         74,420

Marketable securities                                     11,408         15,850
Furniture and equipment, net                               6,491          4,553
Deferred tax asset                                           256            792
Goodwill, net                                              5,630          5,528
Other assets                                              13,969         11,044
                                                         --------      ---------
          Total assets                                  $ 91,403       $112,187
                                                        ========       ========

Liabilities and Stockholders' Equity
  Current liabilities:
    Accounts payable                                    $    147      $   1,432
    Deferred revenues                                     34,259         31,276
    Accrued compensation                                   1,308          5,314
    Other current liabilities                              1,405          1,475
                                                        --------      ---------
          Total current liabilities                       37,119         39,497
                                                        --------      ----------

Stockholders' equity:
  Preferred stock                                             --            --
  Common stock                                                107           123
  Paid-in capital                                          37,044        58,443
  Retained earnings                                       17,800         14,444
  Accumulated other comprehensive loss                      (347)            --
  Treasury stock, at cost                                   (320)          (320)
                                                         --------     ---------
          Total stockholders' equity                       54,284        72,690
                                                         --------     ---------

          Total liabilities and stockholders' equity     $91,403       $112,187
                                                         =======       ========



              See notes to consolidated  financial statements.



                                META Group, Inc.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                  For the three months ended             For the six months ended
                                                           June 30,                             June 30,
--------------------------------------------------------------------------------------------------------------------

                                                       1999          1998                    1999           1998
                                                 ----------     ----------              ----------     ----------

Revenues:
  Continuous Advisory Services                     $16,848        $13,805                 $32,656        $26,984
  Project Consulting                                 5,251          1,705                   8,121          2,781
  Published Research                                 2,012            950                   3,439          1,837
                                                 ---------      ---------              ----------      ---------

      Total revenues                                24,111         16,460                  44,216         31,602
                                                 ---------      ---------              ----------      ---------

Operating expenses:
  Cost of services and fulfillment                  12,883          7,857                  24,169         15,395
  Selling and marketing                              5,806          4,050                  10,788          7,496
  General and administrative                         2,080          1,437                   3,873          2,957
  Depreciation and amortization                        659            453                   1,252            900
                                                 ---------      ---------               ---------      ---------

      Total operating expenses                      21,428         13,797                  40,082         26,748
                                                 ---------      ---------               ---------      ----------

Operating income                                     2,683          2,663                   4,134          4,854

Other income, primarily interest                       791            677                   1,563          1,282
                                                 ---------      ---------               ---------      ---------

Income before provision for income taxes             3,474          3,340                   5,697          6,136

Provision for income taxes                           1,426          1,373                   2,340          2,521
                                                 ---------      ---------               ---------      ---------

Net income                                          $2,048        $ 1,967                  $3,357        $ 3,615
                                                 =========      =========               =========      =========

Net income per diluted common share                 $  .18         $  .16                 $   .28       $   .29
                                                 =========      =========               =========      =========

Weighted average number of diluted common
shares outstanding                                  11,317         12,570                  12,136         12,444
                                                 =========      =========               =========      =========

Net income per basic common share                    $ .19          $ .17                   $ .30         $ .32
                                                 =========      =========               =========      =========

Weighted average number of basic common
shares outstanding                                  10,851         11,261                  11,338        11,212
                                                 =========      =========               =========      =========


                        See notes to consolidated financial statements.


                                           META Group, Inc.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)
                                           (unaudited)




                                                                                           For the six months ended
                                                                                                  June 30,
------------------------------------------------------------------------------------------------------------------------
                                                                                            1999               1998
                                                                                         -------           --------
Operating activities:
Net income                                                                                $3,357             $3,615
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
      activities:
  Depreciation and amortization                                                            1,252                900
  Deferred income taxes                                                                    1,906              2,375
  Changes in assets and liabilities:
    Accounts receivable                                                                      929              3,740
    Other current assets                                                                  (2,246)            (1,070)
    Other assets                                                                            (668)              (587)
    Accounts payable                                                                      (1,313)              (953)
    Accrued expenses and other current liabilities                                        (4,076)            (1,806)
    Deferred revenues                                                                      2,983             (1,210)
                                                                                        --------            -------
 Net cash provided by operating activities                                                 2,124              5,004
                                                                                        --------            -------

Investing activities:
   Capital expenditures                                                                   (3,074)            (1,413)
   Proceeds from sales/maturities of (investments in) marketable securities - net         17,437             (5,894)
   Investments and advances                                                               (2,435)              (569)
                                                                                        --------            -------
Net cash used in (provided by) investing activities                                       11,928             (7,876)
                                                                                        --------           ---------

Financing activities:
   Proceeds from exercise of stock options                                                    986               788
   Proceeds from employee stock purchase plan                                                 351               168
   Reacquisition of shares                                                               (22,485)                 -
   Reacquisition of shares - current stockholder                                            (266)                 -
                                                                                        ---------          --------

Net cash (used in) provided by financing activities                                      (21,414)               956
                                                                                        ---------           -------

Net decrease in cash and cash equivalents                                                 (7,362)            (1,916)
Cash and cash equivalents, beginning of period                                             9,945             12,910
                                                                                        ========            =======
Cash and cash equivalents, end of period                                                $  2,583            $10,994
                                                                                        ========            =======



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


Note 2 - Income Taxes
---------------------

     During the quarter and six months ended June 30, 1999, the Company recorded a tax provision of $1.4 million and $2.3 million, respectively, reflecting an effective tax rate of 41%. The total deferred tax asset decreased to $2.9 million at June 30, 1999 from $4.6 million at December 31, 1998 as the Company utilized its net operating loss carryforwards to offset taxable income. For the six months ended June 30, 1999, the Company paid $275,200 for state income tax liabilities, and $320,000 for federal alternative minimum tax liabilities.


Note 3 - Marketable Securities
------------------------------

     During  the  six  months  ended  June  30,  1999,   the  Company   utilized
approximately $17.9 million (including interest earned in 1999) of its marketable securities to finance its stock repurchase plan. Of the $17.9 million, $1.9 million came from proceeds of securities called by the issuer, $7 million from proceeds of securities that matured, and the remaining proceeds of $9 million were from securities sold. There were no gains or losses recognized on the sale of the investments during the three and six months ended June 30, 1999 as the sale prices approximated the carrying values at the dates of sale.

     Of the $18.6 million of marketable securities on hand at June 30, 1999, approximately $11.4 million represents long-term securities with maturity dates ranging from 8 to 15 years. The Company's internal investment policy dictates that a greater proportion of the securities held at any time have more current maturities; consequently, it is no longer the Company's intention to hold such securities to maturity. The Company reclassified its entire portfolio of marketable securities from held-to-maturity to available-for-sale at June 30, 1999. Accordingly, such securities were marked-to-market, resulting in an unrealized loss of $347,000, net of $241,000 of income tax benefits. The unrealized loss is reflected as accumulated other comprehensive loss in Stockholders' Equity and has no effect on net income for the three and six months ended June 30, 1999.


Note 4 - Comprehensive Income
-----------------------------

         Total comprehensive income for the three and six months ended June 30, 1999 and 1998 was as follows:

                                                  Three months ended June 30,             Six months ended June 30,
                                                    1999                1998                1999                1998

Net Income                                        $2,048              $1,967              $3,357              $3,615
Other comprehensive income, net of tax:
Unrealized loss on marketable securities            (347)                -                  (347)               -
                                              -----------        -----------        ------------         -----------

Comprehensive Income                              $1,701              $1,967              $3,010              $3,615
                                              ==========         ===========        ============         ===========



Note 5 - Segment Reporting

         The Company operates in three business segments: Continuous Advisory Services, Project Consulting and Published Research. The Company's reportable segments are separately managed strategic business segments. Each operating
segment  offers   different   products/services,   and  is  sold  via  various
distribution channels. In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131.") Effective January 1, 1999, the Company changed the way it reports revenues on its Consolidated Statements of Income to be consistent with the direction of SFAS 131. Consequently, the Company now reports separately the revenues earned from each of its three operating segments, which is consistent with the way the Company manages its operations. Previously, the Company reported revenues from two sources: Continuous Services and Other, principally consulting and publications. The revenues for the three and six months ended June 30, 1998 have been reclassified to conform to the 1999 presentation. SFAS 131 requires the Company to disclose selected segment information on an interim basis consistent with the way management operates its business. Revenue and operating income information for the three operating segments is set forth below:

                                                Continuous
                                             Advisory Services       Project       Published Research    Consolidated
                                                                   Consulting                                Total
Three months ended June 30, 1999

Revenues                                          $16,848            $5,251              $2,012             $24,111
Operating Income                                    1,773             1,176                (266)              2,683

Three months ended June 30, 1998

Revenues                                          $13,805            $1,705                $950              $16,460
Operating Income                                    1,959               864                (160)               2,663

Six months Ended June 30, 1999

Revenues                                          $32,656            $8,121              $3,439             $44,216
Operating Income                                    4,300               385                (551)              4,134

Six Months Ended June 30, 1998

Revenues                                          $26,984            $2,781              $1,837             $31,602
Operating Income                                    4,370               641                (157)              4,854



Note 6 - Stock Repurchases
--------------------------

         On April 14, 1999, the Company's Board of Directors unanimously authorized the repurchase of up to 1.2 million shares of its common stock in the open market and in privately negotiated transactions from time to time, depending on market conditions and other factors. On May 3, 1999, the Company announced the expansion of the repurchase program to a total of 2.4 million shares. During the period April 19, 1999 to June 15, 1999, 1,989,993 shares were repurchased at an average price of $11.28 per share. All shares repurchased have been retired to the status of authorized but unissued.

         Additionally, in April 1999, the Company repurchased 2,389 shares of its common stock and warrants to purchase 2,449 shares of its common stock from a minoirity stockholder pursuant to the terms of a Settlement Agreement, dated October 31, 1995, between the stockholder and Sentry. Such repurchase obligation was assumed by the Company upon the aquisition of Sentry in October 1998. The fair market value of the repurchased securities and all associated costs were recovered from a purchase consideration escrow established for the satisfaction of indemnification claims pursuant to the terms of the Agreement and Plan of Merger between Sentry and the Company. Such recovery by the Company was in the form of a release of 15,264 shares of the Company's common stock from the Sentry purchase consideration escrow. Such released shares, and the aforementioned repurchased shares, were retired to the status of authorized but unissued

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

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

Overview

         META Group, Inc. ("META Group"), together with its subsidiary, The Sentry Group, Inc. ("Sentry" and collectively, the "Company"), is an independent market assessment company providing research and analysis of developments, trends and organizational issues relating to the computer hardware, software, communications, and related information technology ("IT") industries to IT users and vendors. IT user organizations utilize META Group's research, analysis and recommendations to develop and employ cost-effective and revenue enhancing strategies for selecting and implementing timely IT solutions and for aligning these solutions with business priorities. IT vendors use META Group's services for help in product positioning, marketing and market planning, as well as for internal IT decision making.

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

         Continuous Advisory Services subscriptions constituted approximately 70% and 84% of the Company's total revenues for the quarters ended June 30, 1999 and 1998, respectively. Billings attributable to the Company's Continuous
Advisory Services are initially recorded as deferred revenues and then recognized pro rata over the contract term.

         Continuous Advisory Services revenues attributable to international clients are billed and collected by the Company's international sales representative organizations. The Company realizes revenues from the international sales representative organizations at rates of 40% to 60% of amounts billed to those clients.

         One measure of the volume of the Company's business is its annualized "Contract Value," which the Company calculates as the aggregate annualized value of renewable revenues recognized from all contracts in effect at a given point in time, without regard to the remaining duration of such contracts. While Contract Value is not necessarily indicative of future revenues, Contract Value has grown, sequentially and year-over-year, every quarter since the Company's inception and increased 28% to $75.4 million at June 30, 1999 from $59 million at June 30, 1998. At June 30, 1999, the Company had 4,400 Continuous Services subscribers in approximately 1,900 client organizations worldwide, as compared to 3,700 subscribers in 1,600 organizations at June 30, 1998.

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



THREE MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES Total revenues increased 46% to $24.1 million in the quarter ended June 30, 1999 from $16.5 million in the quarter ended June 30, 1998.

Revenues from Continuous Advisory Services, which generally are derived from annually renewable contracts, payable by clients in advance, increased 22% to $16.8 million in the quarter ended June 30, 1999 from $13.8 million in the quarter ended June 30, 1998. The increase in revenues from Continuous Advisory Services was due to growing international market acceptance of the Company's Continuous Advisory Services, continued expansion of the Company's domestic sales force resulting in an increased client subscriber base, an increase in analyst briefings to existing clients, and increasing market acceptance of the Company's INfusion products. Continuous Advisory Services revenues attributable to international clients increased 49% in the quarter ended June 30, 1999 from the quarter ended June 30, 1998, and increased as a percentage of Continuous Advisory Services revenue to 18% from 15%. Such increase in Continuous Advisory Services revenue attributable to international clients was due principally to increased demand for the Company's Continuous Advisory Services and an increased demand for the Company's PEMS service. The Company currently has sales representation in 31 countries.

The Company increased Contract Value 28% to $75.4 million at June 30, 1999 from $59 million at June 30, 1998. The Company grew its subscriber client base 19% to 4,400 Continuous Service clients at June 30, 1999 from 3,700 clients at June 30, 1998.

Project Consulting revenues, which result from strategic consulting engagements servicing clients' business and technology issues, increased 208% to $5.3 million in the quarter ended June 30, 1999 from $1.7 million in the quarter ended June 30, 1998, and increased as a percentage of total revenues to 22% from 10%. The significant increase was primarily due to incremental revenues from the acquisition of Sentry in October 1998 as well as a shift in client demand from Continuous Advisory Services towards more focused consulting services. The Company's Project Consulting clients typically consist of Continuous Advisory Services clients seeking additional advice tailored to their individual IT requirements.

Published Research revenues, which result from the sale of publications offering in-depth analysis of single business or IT issues, increased 112% to $2 million in the quarter ended June 30, 1999 from $950,000 in the quarter ended June 30, 1998, and increased as a percentage of total revenues to 8% from 6%. The increase was primarily due to an increase in sales of publications distributed under the Company's agreements with CXP International, S.A. and Rubin Systems, Inc. (a corporation wholly-owned by a director of the Company, Howard Rubin), and increased revenues from the launch of new publications in 1999.

The Company currently expects Project Consulting and Published Research revenues to continue to grow at a faster rate than Continuous Advisory Services due to the Sentry acquisition, and as a result of a shift in business demand by clients from Continuous Advisory Services towards more focused, client specific services.

Cost of Services and Fulfillment Cost of services and fulfillment increased 64% to $12.9 million in the quarter ended June 30, 1999 from $7.9 million in the quarter ended June 30, 1998 due to the Sentry acquisition and increased staffing costs for analyst, consultant and fulfillment positions necessary to support the Company's growth both domestically and internationally. The principal areas of cost increases were compensation, and to a lesser extent, travel. Additionally, royalty payments to third parties with whom the Company has distribution agreements increased as a result of increased sales of the underlying services.

Cost of services and fulfillment increased as a percentage of total revenues to 53% from 48% in the quarter ended June 30, 1998 due to the continued hiring of analysts and consultants. While the Company anticipates continuing increases in the costs of services and fulfillment, it expects that such expenses will decrease slightly as a percentage of total revenues during 1999.

Selling and Marketing Expenses Selling and marketing expenses increased 43% to $5.8 million in the quarter ended June 30, 1999 from $4.1 million in the quarter ended June 30, 1998 and decreased as a percentage of total revenues to 24% from 25%. The increase in Selling and Marketing expenses was principally due to increased compensation and travel expenses associated with expanding the Company's domestic Direct Sales force to support the increasing scope of its product offerings. In addition, the Company incurred greater marketing expenses, both domestically and internationally, in connection with the Company's revenue growth. The Company continued the expansion of its Inside Sales channel, which is a team of sales professionals that sell the Company's published research by telephone. While the Company anticipates continuing increases in the amount of selling and marketing expenses, it expects that such expenses, as a percentage of total revenues, will decrease slightly during 1999.

General and Administrative Expenses General and administrative expenses increased 45% to $2.1 million in the quarter ended June 30, 1999 from $1.4 million in the quarter ended June 30, 1998, and remained constant as a percentage of total revenues at 9%. The increase in expenses was principally due to increased payroll, benefits, facility and recruiting costs, all associated with increased headcount during the quarter. The Company anticipates continuing increases over the prior year in the amount of general and administrative expenses and expects such expenses to remain approximately the same as a percentage of total revenues during 1999.

Depreciation and Amortization Depreciation and amortization expense increased 45% to $659,000 in the quarter ended June 30, 1999 from $453,000 in the quarter ended June 30, 1998. The increase in depreciation and amortization expense was principally due to purchases of computer equipment, leasehold improvements, and office furniture required to support business growth and the amortization of goodwill from the Sentry acquisition consummated in October 1998.

OTHER INCOME Other income increased 17% to $791,000 in the quarter ended June 30, 1999 from $677,000 in the quarter ended June 30, 1998 due to $200,000 of income recognized from the release of contingent consideration pursuant to an asset purchase agreement in connection with the sale of certain assets by Sentry in May 1998. Under the terms of the merger agreement pursuant to which the Company acquired Sentry, all of the aforementioned consideration was released to the Company in June of 1999 as the sole stockholder of Sentry. The former stockholders of Sentry are entitled to such released contingent consideration pursuant to such merger agreement. Additionally, during the quarter ended June 30, 1999, interest income from debt financings of investee companies increased. These increases were partially offset by a decrease in interest income from the Company's cash and marketable securities due to the decrease in such balances as a result of the Company's stock repurchases.

PROVISION FOR INCOME TAXES Provision for income taxes of $1.4 million was recorded for the quarter ended June 30, 1999, as compared to a provision of $1.4 million recorded for the quarter ended June 30, 1998, reflecting an effective tax rate of 41%. The total deferred tax asset decreased to $2.9 million at June 30, 1999 from $4.6 million at December 31, 1998 as the Company utilized its net operating loss carryforwards to offset taxable income. The Company currently anticipates utilizing its remaining federal net operating loss carryforwards by the end of 1999.



SIX MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES Total revenues increased 40% to $44.2 million in the six months ended June 30, 1999 from $31.6 million in the six months ended June 30, 1998.

Revenues from Continuous Advisory Services increased 21% to $32.7 million in the six months ended June 30, 1999 from $27 million in the six months ended June 30, 1998. The increases in revenues from Continuous Advisory Services were primarily due to the expansion of the Company's domestic sales force, growing international market acceptance of the Company's Continuous Advisory Services revenues, an increase in analyst briefings to existing clients, and the introduction of the Company's INfusion products in the fourth quarter of 1998. Continuous Advisory Services revenue growth, however, was lower than expected, primarily as a result of a shift in client demand toward consulting services. Continuous Advisory Services revenues attributable to international clients increased 37% in the six months ended June 30, 1999 from the six months ended June 30, 1998, and increased as a percentage of Continuous Services revenues to 17% from 15%.

Project Consulting revenues, which result from strategic consulting engagements servicing clients' business and technology issues, increased 192% to $8.1 million in the six months ended June 30, 1999 from $2.8 million in the six months ended June 30, 1998, and increased as a percentage of total revenues to 18% from 9%. The increase was principally due to the incremental revenues from the acquisition of Sentry in October 1998, as well as a shift in client demand from Continuous Advisory Services towards more focused consulting services, and was partially offset by unexpected transitional issues with respect to the integration commenced in the first quarter 1999 in connection with the Sentry acquisition.

Published Research revenues, which result from the sale of publications offering in-depth analysis of single business or IT issues, increased 87% to $3.4 million in the six months ended June 30, 1999 from $1.8 million in the six months ended June 30, 1998, and increased as a percentage of total revenues to 8% from 6%. The increase was primarily due to an increase in sales of publications distributed under the Company's agreements with CXP International, S.A. and Rubin Systems, Inc. (a corporation wholly-owned by a director of the Company, Howard Rubin), and the introduction of new products in 1999. The increase was partially offset by publishing delays in the quarter ended March 31, 1999 with respect to certain publications sold by the Company.

Cost of Services and Fulfillment Cost of services and fulfillment increased 57% to $24.2 million in the six months ended June 30, 1999 from $15.4 million in the six months ended June 30, 1998, and increased as a percentage of total revenues to 55% from 49%. The increase was principally due to the Sentry acquisition and increased staffing for analyst, consultant and fulfillment positions necessary to support the Company's growth both domestically and internationally. The principal areas of cost increases were compensation, and to a lesser extent, travel. Additionally, royalty payments to third parties with whom the Company has distribution agreements increased as a result of increased sales of the underlying services.

Selling and Marketing Expenses Selling and marketing expenses increased 44% to $10.8 million in the six months ended June 30, 1999 from $7.5 million in the six months ended June 30, 1998 and remained approximately the same as a percentage of total revenues at 24%. The increase in Selling and Marketing expenses was principally due to increased compensation and travel expenses associated with expanding the Company's domestic Direct Sales force. In addition, the Company incurred greater marketing expenses, both domestically and internationally, in connection with the Company's revenue growth. The Company continued the expansion of its Inside Sales channel in connection with selling the Company's published research.

General and Administrative Expenses General and administrative expenses increased 31% to $3.9 million in the six months ended June 30, 1999 from $3 million in the six months ended June 30, 1998 and remained approximately the same as a percentage of total revenues at 9%. The increase in expenses was principally due to increased salary and benefit costs, facilities costs, and recruitment costs, all associated with increased headcount and the Sentry acquisition.

Depreciation and Amortization Depreciation and amortization expense increased 39% to $1.3 million in the six months ended June 30, 1999 from $900,000 in the six months ended June 30, 1998. The increase in depreciation and amortization expense was principally due to purchases of computer equipment and office furniture required to support business growth and the amortization of goodwill from the Sentry acquisition consummated in October 1998.

OTHER INCOME Other income increased 22% to $1.6 million in the six months ended June 30, 1999 from $1.3 million in the six months ended June 30, 1998. The increase was principally due to $200,000 of income recognized from the release of contingent consideration pursuant to an asset purchase agreement in connection with the sale of certain assets by Sentry in May 1998. Additionally, in 1999 interest income from debt financings of investee companies increased. These increases were partially offset by a decrease in interest income from the Company's cash and marketable securities balances due to the decrease in such balances as a result of the Company's stock repurchases.

PROVISION FOR INCOME TAXES Provision for income taxes of $2.3 million was recorded for the six months ended June 30, 1999, as compared to a provision of $2.5 million recorded for the six months ended June 30, 1998, reflecting an effective tax rate of 41%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities and changes in current assets and liabilities. The Company generated $2.1 million of cash from operating activities during the six months ended June 30, 1999, compared to $5 million in the same period of 1998. The decrease in cash generated from operating activities was principally due to decreased cash collections on outstanding accounts receivable, an increase in other current assets as a result of increases in short-term advances made to investee companies and prepaid income taxes, and increased employee bonuses in the first half of 1999 versus the same period in 1998. Such decreases were partially offset by an increase in deferred revenues during the first half of 1999 versus the same period in 1998.

         The Company used $3.1 million of cash in the six months ended June 30, 1999, compared to $1.4 million in the same period of 1998, for the purchase of furniture, equipment, computers and related software for use by the Company's employees. The increase is due primarily to greater headcount and the implementation of a systems upgrade program discussed below. The Company expects that additional purchases of equipment will be made as the Company's employee base continues to grow. As of June 30, 1999, the Company had no material commitments for capital expenditures. The Company, however, is currently upgrading significant internal systems, including its client information system, its telephone system, and accounting system, to support business growth. The total cash outlay for the completion of the project in 1999 (excluding internal resources) is expected to be less than $1 million.

         On April 14, 1999, the Company's Board of Directors unanimously authorized the repurchase of up to 1.2 million shares of its common stock in the open market and in privately negotiated transactions from time to time, depending on market conditions and other factors. On May 3, 1999, the Company announced the expansion of the repurchase program to a total of 2.4 million shares. During the period April 19, 1999 to June 15, 1999, 1,989,993 shares were repurchased at an average price of $11.28 per share. All shares repurchased have been retired to the status of authorized but unissued.

         The Company financed all repurchases with its cash and marketable securities balances.

         In May 1999, the Company advanced $960,000 to Syndicated Research Group ("SRG") in exchange for a subordinated convertible promissory note. SRG is a research and advisory services company focused on serving the heads of corporate divisions.

         On March 15, 1999, the Company entered into an agreement to advance $2.7 million to META Security Group, Inc., an independent internet security start-up consulting firm, in exchange for a secured convertible promissory note. As of June 30, 1999, the Company had advanced $1.3 million which is included in Other Assets on the consolidated balance sheet. On July 13, 1999, the Company entered into an agreement to advance an additional $1,000,000 to META Security Group, Inc., in exchange for a secured promissory note. The principal amount of the note shall be advanced in installments, which may be made no more frequently than on a monthly basis.

         The foregoing investments were made in accordance with the Company's strategy to invest in companies in parallel or synergistic industries and are accounted for under the cost method.

         The Company regularly invests excess funds in investment-grade, short-term commercial paper, debt instruments, and money market funds. As these investments generally have terms of less than three months, they are included under the caption "Cash and cash equivalents" in the balance sheets.

         In addition, the Company invests in longer term, callable, higher-yield marketable debt securities. Generally, these securities are U.S. federal government agency issues, purchased in denominations of $1 million to $7 million.

         As of June 30, 1999, the Company had cash and cash equivalents of $2.6 million, marketable securities of $18.6 million and working capital of $16.5 million. The decrease in these assets from March 31, 1999 is primarily attributable to the share repurchase program discussed above. The Company believes that existing cash balances and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future.


Year 2000 Readiness Disclosure

The following disclosure may be deemed "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act.

State of Readiness
------------------

During the first half of 1999, the Company continued its program to review the Year 2000 compliance status of both the IT and non-IT software and systems used in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products, and to modify or replace all non-compliant products.

The Company made inquiries with its third party providers of intermediary products or services to determine the impact of Year 2000 issues on their business and operations, and the resulting impact on the business and operations of the Company. These systems relate to the ability of the Company to transmit its products to its customers via the internet, CD-ROM, and Lotus Notes, and are reliant on the compliance of the third parties in order to operate past 1999. The Company has been advised by the applicable third parties that the necessary modifications for the Year 2000 issue have been substantially completed; furthermore, the third parties continually assess their readiness and communicate their findings to the Company. The Company believes that its internal systems are Year 2000 compliant to interface with such third parties. However, the Company can offer no assurance that its systems, to the extent they are reliant on third party systems, will be operational on January 1, 2000.

The Company has contacted its suppliers of its business critical software and systems to determine whether the products obtained by the Company are Year 2000 compliant and is currently reviewing other areas within its business and operations which could be adversely affected by Year 2000 issues. Based on the responses the Company has received from manufacturers and the internal evaluation performed through July 1999, the Company believes that it will be able to upgrade or replace any critical Year 2000 deficient software or systems prior to the end of 1999.

Among the systems reviewed was the Company's telephone system, which is critical to the function of the business. The Company currently plans to complete the implementation of a new telephone system by the end of the third quarter of 1999. Also, in response to the increase in clients and employees and the need for improved information management for customer service, the Company implemented a new client information system during the first half of 1999. In selecting the new client information system, Year 2000 compliance was one of the criteria reviewed, and the Company has obtained a representation from the vendor that the system is Year 2000 compliant.

Currently, the Company has not identified any internal non-IT systems that are both critical to the business and would cause significant disruption of business in the event of failure in the year 2000.

Costs to Address Year 2000 Issues
---------------------------------

Based on the Company's internal evaluation performed to date on potential costs for completing the evaluating, testing, modifying or replacing of any of its internal IT or non-IT software or systems, the Company currently expects to spend approximately $2.5 million (including an estimated $2.4 million of costs for replacing the client information system and telephone system), of which the Company has spent approximately $2.0 million as of June 30, 1999. The Company will fund all Year 2000 compliance costs from existing working capital.

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

In addition to the risks to the Company's systems as they relate to customer service, and discussed above, the Year 2000 Issue presents the following business risks to the Company:

o Because the Company's business results from selling knowledge based research on a wide variety of IT issues, the short term demand for certain of the Company's products could potentially be hindered while customers and potential customers focus immediate resources on fixing their own Year 2000 issues. The Company, however, currently feels that the risk of a shift in the focus of customers' and potential customers' discretionary IT spending will not have a material adverse effect on the Company's business, operating results and financial condition.

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

o Failure of certain systems of third parties due to Year 2000 issues could potentially create the risk of impairment of certain assets of the Company. In particular, as of June 30, 1999, the Company had over $18 million in marketable securities, which are invested in unsecured, short- term investment grade, corporate debt instruments (commercial paper), and long-term U.S. federal government agency issues. Financial impairment to certain investees, or a collapse of the securities markets in general, would potentially have a material adverse effect on the Company's financial position. In addition, as of June 30, 1999, the Company had over $34 million in accounts receivable from customers and international sales representative organizations, as well as significant investments in other companies. Financial impairment to certain of such companies due to Year 2000 issues could potentially have a material adverse effect on the Company's financial position and results of operations. The likelihood of such action occurring, and the potential related costs, cannot be estimated by the Company at this time.

Contingency Plans
-----------------

The Company has the following contingency plans in place in order to protect customer service in the event of Year 2000 disruptions:

o The Company's research is available in written form as well as via the internet, CD-ROM, and Lotus Notes. In the event of disruption of the other forms of delivery, the Company will deliver research in printed form to all customers. The incremental cost of doing so would not be material to the results of operations and is currently an option many customers continue to use.

o In the event the Company is unable to replace the existing accounting software prior to the end of 1999, the company intends to upgrade the existing system to be Year 2000 compliant prior to the end of 1999.

o In the event the Company is unable to replace the existing telephone system prior to the end of 1999, the company intends to upgrade the existing system to be Year 2000 compliant prior to the end of 1999. The Company does not currently have a contingency plan in the event of a failure of long distance telephone service in general.

The Company does not currently have a contingency plan in place with regards to the risk of asset impairment described above but will be reviewing investment risk to include Year 2000 exposure as the year 2000 approaches.


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

The Company's future operating results are subject to substantial risks and uncertainties. The Company currently derives most of its revenues from subscriptions to its Continuous Advisory Services. As a result, any decline in the Company's ability to secure subscription renewals may have a material adverse effect on the Company's results of operations. The Company's ability to secure subscription renewals, at favorable average selling prices, as well as to successfully market and sell its Project Consulting services and Published Research, is dependent upon the Company's ability to deliver consistent,
high-quality,   and  timely   analysis   and  advice  with  respect  to  issues,
developments, and trends that clients view as important. The Company's successful delivery of such analysis and advice is, in turn, dependent upon many factors, including, among other things, its ability to: understand and anticipate rapidly changing technologies and market trends so as to keep its analysis focused on the changing needs of its clients, deliver products and services of sufficiently high quality and timeliness to withstand competition from competitors that may have greater financial, information gathering, and marketing resources than the Company, and recruit and retain highly talented professionals in a competitive job market. The loss of any of the Company's senior management personnel, including Dale Kutnick (President, Chief Executive Officer and Co-Research Director), could have a material adverse affect on the Company. The Company's ability to market and sell its products and services could also be adversely affected by the emergence of new competitors into one or more of the market segments addressed by the Company's products and services, which could cause pricing pressure and loss of market share. The Company's pricing strategy may limit the potential market for the Company's Continuous Advisory Services. As a result, the Company may be required to reduce prices for its Continuous Advisory Services or introduce new products with lower prices in order to expand or maintain its market share. In addition, a significant portion of the Company's revenues are attributable to international clients, which may be adversely affected by factors including difficulties in developing and managing relationships with independent international sales representative organizations, reliance on sales entities that the Company does not control, greater difficulty in maintaining direct client contact, fluctuations in exchange rates, adverse political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles, and adverse tax consequences. The Company's future financial results also depend in part on the development or acquisition of new products and services, which may not successfully be achieved due to the inherent costs and risks associated with development, assimilation, and marketing of a new product or service, as well as the Company's limited experience in introducing new products and services.

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


Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference should be made to the Company's annual report on Form 10-K for the year ended December 31, 1998 for quantitative and qualitative disclosure of the Company's market risk. There have been no material changes to the market risk information included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

         As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company is a party to certain legal proceedings arising in the ordinary course of business. The Company, however, believes that none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         On May 20, 1999, the Company held its Annual Meeting of Stockholders. At such Annual Meeting the stockholders of the Company voted on the election of two Class I Directors to serve for a three-year term and until their successors have been duly elected and qualified. The number of votes cast for the re-election of each of the Class I Directors listed below was as follows:


Nominees                                          Number of Shares
--------                                          -----------------

                                           For               Withhold Authority
                                           ---               ------------------
Dale Kutnick                            10,568,865                261,926
Francis J. Saldutti                     10,611,330                219,461


Each of Marc Butlein, Harry S. Gruner, Michael Simmons, George McNamee and Howard Rubin continued as Directors of the Company after the Annual Meeting of Stockholders. Mr. Butlein resigned from the Board of Directors effective May 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------


         (a)      Exhibits.
                  ---------

         Exhibit
         Number           Description
         ------           -----------
          10.1            Application  Productivity Strategies Development and
                          Services  Agreement  between META Group,  Inc.,  and
                          Rubin Systems  Incorporated and Howard Rubin,  dated
                          October 11, 1996 (the "Rubin  Agreement") (with
                          certain confidential information omitted).
          10.2            Addendum to Rubin  Agreement  dated October 21, 1997
                          (with certain confidential information omitted).
          10.3            Addendum  to Rubin  Agreement  dated  June 30,  1998
                          (with certain confidential information omitted).
          10.4            Addendum 3 to Rubin  Agreement  dated June 14,  1999
                          (with certain confidential information omitted).
          11.1            Statement re-computation of per-share earnings
          27.1            Financial Data Schedule

         (b)      Reports on Form 8-K.
                  --------------------

         On April 15, 1999, the Company filed a Current Report on Form 8-K dated April 14, 1999 announcing (i) the preliminary results for the fiscal quarter ended March 31, 1999 and (ii) a stock repurchase program to purchase up to 1,200,000 shares of its Common Stock.

         On May 4, 1999, the Company filed a Current Report on Form 8-K dated May 3, 1999 announcing (i) the results for the fiscal quarter ended March 31, 1999 and (ii) an authorization to expand the Company's stock repurchase program to a total of 2.4 million shares of its Common Stock from 1.2 million previously authorized on April 14, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                META Group, Inc.




Date:   August 16, 1999         By: /s/ Bernard F. Denoyer
                                    --------------------------------------------
                                    Bernard F. Denoyer
                                    Senior Vice President, Finance, Chief
                                    Financial Officer, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX




                                                                                                       Sequentially
 Exhibit                                                                                                Numbered
 Number                                          Description                                              Page
 ------                                          -----------                                              ----

  10.1            Application Productivity Strategies Development and Services Agreement                    *
                  between META Group, Inc., and Rubin Systems Incorporated and Howard Rubin,
                  dated October 11, 1996 (the "Rubin Agreement") (with certain confidential information omitted).

  10.2            Addendum to Rubin Agreement dated October 21, 1997 (with certain confidential             *
                  information omitted).

  10.3            Addendum to Rubin Agreement dated June 30, 1998 (with certain confidential                *
                  information omitted).

  10.4            Addendum 3 to Rubin Agreement dated June 14, 1999 (with certain confidential              *
                  information omitted).

  11.1            Statement re computation of per-share earnings                                           22

  27.1            Financial Data Schedule                                                                   *

 * Exhibit included in EDGAR filing with Securities and Exchange Commission.

  ------------------


   EXHIBIT 11.1



                                META Group, Inc.

                      EXHIBIT TO QUARTERLY REPORT ON FORM 10-Q

                   Computation of Net Income Per Common Share





                                                       For the three months ended   For the six months ended
                                                                June 30,                  June 30,
---------------------------------------------------------------------------------   ------------------------

                                                          1999          1998          1999            1998
                                                      -----------   -----------   -----------   -------------
Net Income.........................................   $ 2,048,000   $ 1,967,000   $ 3,357,000   $   3,615,000
                                                      ===========   ===========   ===========   =============


Weighted average number of common and common equivalent shares outstanding:

      Common shares
        outstanding during the period .............    10,850,788    11,261,272    11,337,887      11,211,746
      Common share equivalents - options
        to purchase common shares .................       466,195     1,308,283       797,980       1,232,257
                                                       ----------    ----------   -----------    -----------
               Total ..............................    11,316,983    12,569,555    12,135,867      12,444,003
                                                       ===========   ===========  ===========    ============

Net income per diluted common share ...............        $.18         $.16          $.28           $.29
                                                       ===========   ===========   ===========  ==============

Net income per basic common share .................        $.19         $.17          $.30           $.32
                                                       ===========   ===========   ===========   =============
