Form 10-Q
period 1999-09-30
META GROUP INC
filed 1999-11-15
CIK 1000015

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended September 30, 1999

                                       OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
              EXCHANGE ACT OF 1934.
                For the Transition period from ______ to ______


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

         Yes    (X)                    No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of November 9, 1999 was 10,104,385.

                            Total Number of Pages:  22
                           Exhibit Index is on Page 21

                                META Group, Inc.


                                      INDEX
                                      -----
                                                                            Page
                                                                            ----
Part I         FINANCIAL INFORMATION

       Item 1. Financial Statements

               Consolidated Balance Sheets:

                 September 30, 1999 (unaudited) and December 31, 1998         3

               Consolidated Statements of Income (unaudited):
                 Three and nine months ended September 30, 1999 and 1998      4

               Consolidated Statements of Cash Flows (unaudited):
                 Nine months ended September 30, 1999 and 1998                5

               Notes to Consolidated Financial Statements                     6

       Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    9

       Item 3. Quantitative and Qualitative Disclosures About Market Risk    19


Part II        OTHER INFORMATION

       Item 1. Legal Proceedings                                             19

       Item 6. Exhibits and Reports on Form 8-K                              19


Signature                                                                    20


PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements



                                META Group, Inc.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  September 30,    December 31,
Assets                                               1999                1998
                                                 -------------     -------------

Current assets:                                   (unaudited)
   Cash and cash equivalents                          $4,534            $9,945
   Marketable securities                               7,281            21,031
   Accounts receivable, net                           39,178            35,306
   Deferred commissions                                1,897             1,436
   Deferred tax asset                                    991             3,808
   Other current assets                                4,939             2,894
                                                  ----------        ----------
        Total current assets                          58,820            74,420

Marketable securities                                  6,470            15,850
Furniture and equipment, net                           6,882             4,553
Deferred tax asset                                       249               792
Goodwill, net                                          5,580             5,528
Other assets                                          17,154            11,044
                                                 -----------       -----------
        Total assets                                 $95,155          $112,187
                                                 ===========       ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                      $86            $1,432
   Deferred revenues                                  34,405            31,276
   Accrued compensation                                2,733             5,314
   Other current liabilities                           1,074             1,475
                                                 -----------      ------------
        Total current liabilities                     38,298            39,497
                                                 -----------      ------------

Stockholders' equity:
   Preferred stock                                         -                 -
   Common stock                                          107               123
   Paid-in capital                                    37,126            58,443
   Retained earnings                                  20,255            14,444
   Accumulated other comprehensive loss                 (311)                -
   Treasury stock, at cost                              (320)             (320)
                                                 -----------       -----------
        Total stockholders' equity                    56,857            72,690
                                                 -----------       -----------

        Total liabilities and stockholders Equity    $95,155          $112,187
                                                 ===========       ===========


              See notes to consolidated  financial statements.


                               META Group, Inc.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                  For the three months ended          For the nine months ended
                                                       September 30,                      September 30,
---------------------------------------------------------------------------------------------------------------
                                                    1999           1998                1999          1998
                                                 ----------     ----------          ----------     ----------
Revenues:
  Continuous Advisory Services                     $18,229        $15,244             $50,885        $42,229
  Project Consulting                                 5,978          1,992              14,099          4,773
  Published Research                                 1,272          1,218               4,711          3,054
                                                 ----------     ----------          ----------     ----------

      Total revenues                                25,479         18,454              69,695         50,056
                                                 ----------     ----------          ----------     ----------

Operating expenses:
  Cost of services and fulfillment                  13,282          8,675              37,451         24,070
  Selling and marketing                              5,395          4,270              16,183         11,766
  General and administrative                         2,006          1,764               5,879          4,721
  Depreciation and amortization                        683            458               1,935          1,358
                                                 ----------     ----------          ----------     ----------

      Total operating expenses                      21,366         15,167              61,448         41,915
                                                 ----------     ----------          ----------     ----------

Operating income                                     4,113          3,287               8,247          8,141

Other income, primarily interest, net                   93            681               1,656          1,963
                                                 ----------     ----------          ----------     ----------

Income before provision for income taxes             4,206          3,968               9,903         10,104

Provision for income taxes                           1,752          1,612               4,092          4,133
                                                 ----------     ----------          ----------     ----------

Net income                                         $ 2,454        $ 2,356             $ 5,811        $ 5,971
                                                 ==========     ==========          ==========     ==========

Net income per diluted common share                $   .23        $   .19             $   .50        $   .48
                                                 ==========     ==========          ==========     ==========

Weighted average number of diluted common
shares outstanding                                  10,807         12,717              11,708         12,539
                                                 ==========     ==========          ==========     ==========

Net income per basic common share                  $   .24        $   .21             $   .53        $   .53
                                                 ==========     ==========          ==========     ==========

Weighted average number of basic common
shares outstanding                                  10,095         11,350              10,919         11,254
                                                 ==========     ==========          ==========     ==========


                                        See notes to consolidated  financial statements.


                                META Group, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                        For the nine months ended
                                                                                            September 30,
-----------------------------------------------------------------------------------------------------------------------
                                                                                          1999               1998
                                                                                   -----------        -----------
Operating activities:
Net income                                                                             $5,811             $5,971
Adjustments to reconcile net income to net cash provided by
      Operating activities:
  Depreciation and amortization                                                         1,935              1,358
  Deferred income taxes                                                                 3,575              3,915
  Changes in assets and liabilities:
    Accounts receivable                                                                (4,974)               798
    Other current assets                                                               (2,259)              (886)
    Other assets                                                                       (1,303)              (809)
    Accounts payable                                                                   (1,375)              (907)
    Accrued expenses and other current liabilities                                     (2,982)               168
    Deferred revenues                                                                   3,129             (2,115)
                                                                                   -----------         -----------
 Net cash provided by operating activities                                              1,557              7,493
                                                                                   -----------         -----------

Investing activities:
   Capital expenditures                                                                (4,089)            (2,277)
   Proceeds from sales/maturities of (investments in) marketable securities - net      22,344             (5,067)
   Investments and advances                                                            (3,890)            (1,192)
                                                                                   -----------         ----------
Net cash provided by (used in) investing activities                                    14,365             (8,536)
                                                                                   -----------         ----------

Financing activities:
   Proceeds from exercise of stock options                                              1,067              1,246
   Proceeds from employee stock purchase plan                                             351                168
   Reacquisition of shares                                                            (22,485)               -
   Reacquisition of shares - current stockholder                                         (266)               -
                                                                                   -----------         ----------
Net cash (used in) provided by financing activities                                   (21,333)             1,414
                                                                                   ------------        ----------

Net (decrease) increase in cash and cash equivalents                                   (5,411)               371
Cash and cash equivalents, beginning of period                                          9,945             12,910
                                                                                   ===========         ==========
Cash and cash equivalents, end of period                                              $ 4,534            $13,281
                                                                                   ===========         ==========


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


Note 2 - Income Taxes
---------------------

     During the quarter and nine months ended September 30, 1999, the Company recorded a tax provision of $1.75 million and $4.1 million, respectively, reflecting an effective tax rate of 41%. The total deferred tax asset decreased to $1.2 million at September 30, 1999 from $4.6 million at December 31, 1998 as the Company utilized its net operating loss carryforwards to offset taxable income. For the nine months ended September 30, 1999, the Company paid $312,500 for state income tax liabilities, and $400,000 for federal alternative minimum tax liabilities. The Company currently anticipates utilizing its remaining federal net operating loss carryforwards by the first quarter of 2000.


Note 3 - Marketable Securities
------------------------------

     During the nine months ended September 30, 1999, the Company liquidated approximately $22.3 million of its marketable securities on hand at December 31, 1998. Of the $22.3 million, approximately $17.4 million was used to finance the Company's stock repurchase plan, approximately $3.75 million was re-invested into short-term commercial paper (classified as a cash equivalent on the Company's September 30, 1999 consolidated balance sheet), and approximately $1.2 million was used for working capital purposes. Of the $22.3 million, $1.5 million came from proceeds of securities called by the issuer, $7 million from proceeds of securities that matured, and the remaining proceeds of $13.8 million were from securities sold. During the quarter and nine months ended September 30, 1999, the Company recognized $268,400 in losses on the sale of its marketable securities. These losses are reflected in "Other income" on the Company's consolidated statements of income.

     Effective in the quarter ended June 30, 1999, the Company reclassified its entire portfolio of marketable securities from held-to-maturity to available for sale. Accordingly, at September 30, 1999, such securities have been marked-to-market, resulting in an unrealized loss of $311,000, net of $215,000 of income tax benefits. The unrealized loss is reflected as "Accumulated other comprehensive loss" in Stockholders' Equity and has no effect on net income for the three and nine months ended September 30, 1999. See Note 4 for Comprehensive Income.


Note 4 - Comprehensive Income
-----------------------------

     Comprehensive  income  for  the  three  and  nine  months  ended September 30, 1999 and 1998 was as follows:


                                               Three months ended September 30,        Nine months ended September 30,
                                                   1999                1998                1999                1998
                                                   ----                ----                ----                ----

Net Income                                        $2,454              $2,356              $5,811             $5,971
                                              ---------------    -----------------    ----------------    ---------------
Other comprehensive income, net of tax:
Unrealized loss on marketable securities             (90)               -                   (437)               -
Less: reclassification adjustment for
         losses included in net income                 -                -                    126                -
                                              ---------------    -----------------    ----------------    ---------------
Other comprehensive income:                          (90)               -                   (311)               -
                                              ---------------    -----------------    ----------------    ---------------

Comprehensive Income                              $2,364              $2,356              $5,500              $5,971
                                              ===============    =================    ================    ===============


Note 5 - Segment Reporting
--------------------------

      The Company operates in three business segments: Continuous Advisory Services, Project Consulting and Published Research. The Company's reportable segments are separately managed strategic business segments. Each operating segment offers different products/services, and is sold via different distribution channels. In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131.") Effective January 1, 1999, the Company changed the way it reports revenues on its Consolidated Statements of Income to be consistent with the direction of SFAS 131. Consequently, the Company now reports separately the revenues earned from each of its three operating segments, which is consistent with the way the Company manages its operations. Previously, the Company reported revenues from two sources: Continuous Services and Other, principally consulting and publications. The revenues for the three and nine months ended September 30, 1998 have been reclassified to conform to the 1999 presentation. SFAS 131 requires the Company to disclose selected segment information on an interim basis consistent with the way management operates its business. Revenue and operating income information for the three operating segments is set forth below:


                                          Continuous
                                          Advisory      Project       Published     Consolidated
                                          Services     Consulting      Research         Total
                                          --------     ----------      --------         -----
Three months ended September 30,
1999

Revenues                                  $18,229       $ 5,978         $1,272        $25,479
Operating income (loss)                     2,885         1,473           (245)         4,113

Three months ended September 30,
1998

Revenues                                  $15,244       $ 1,992         $1,218        $18,454
Operating income (loss)                     3,203          (128)           212          3,287



Nine months Ended September 30,
1999

Revenues                                  $50,885       $14,099          $4,711       $69,695
Operating income (loss)                     7,185         1,858            (796)        8,247

Nine Months Ended September 30,
1998

Revenues                                  $42,229       $ 4,773          $ 3,054      $50,056
Operating income (loss)                     7,573           513               55        8,141


Note 6 - Advances

      In May 1999, the Company advanced $960,000 to Syndicated Research Group ("SRG") in exchange for a subordinated convertible promissory note. SRG is a research and advisory firm dedicated to helping human resource professionals make business decisions that impact staffing, training, and retention issues.

      On March 15, 1999, the Company entered into an agreement to advance $2.7 million to META Security Group, Inc., an independent internet security start-up consulting firm, in exchange for a secured convertible promissory note. As of September 30, 1999, the Company had advanced the $2.7 million, which is included in Other Assets on the consolidated balance sheet. On July 13, 1999, the Company entered into an agreement to advance an additional $1 million to META Security Group, Inc., in exchange for a secured promissory note.
As of September 30, 1999, no advances were made.

Note 7 - Stock Repurchases
--------------------------

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

       Additionally, in April 1999, the Company repurchased 2,389 shares of its common stock and warrants to purchase 2,449 shares of its common stock from a minority stockholder pursuant to the terms of a Settlement Agreement, dated October 31, 1995, between the stockholder and The Sentry Group, Inc. ("Sentry"). Such repurchase obligation was assumed by the Company upon the acquisition of Sentry in October 1998. The fair market value of the repurchased securities and all associated costs were recovered from a purchase consideration escrow established for the satisfaction of indemnification claims pursuant to the terms of the Agreement and Plan of Merger between Sentry and the Company. Such recovery by the Company was in the form of a release of 15,264 shares of the Company's common stock from the Sentry purchase consideration escrow. Such released shares, and the aforementioned repurchased shares, were retired to the status of authorized but unissued.

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

Overview

         META Group, Inc.("META Group"), together with its subsidiary, The Sentry Group, Inc. ("Sentry" and collectively, the "Company"), is an independent market assessment company providing research and analysis of developments, trends and organizational issues relating to the computer hardware, software, communications, and related information technology ("IT") industries to IT users and vendors. IT user organizations utilize META Group's research, analysis and recommendations to develop and employ cost-effective and revenue enhancing strategies for selecting and implementing timely IT solutions and for aligning these solutions with business priorities. IT vendors use META Group's services for help in product positioning, marketing and market planning, as well as for internal IT decision making.

        The Company has three operating business segments: Continuous Advisory Services, Project Consulting and Published Research. The Continuous Advisory Services segment provides annually renewable subscription services focused on specific areas of IT, IT issues related to a specific vertical market, or the specific needs of those within the IT organization. Supplementing the Company's Continuous Advisory Services is the Company's INfusion program, which builds on the business-focused analysis of Continuous Advisory Services by offering interactive workshops that provide methodology and skill based training needed to successfully manage specific business-critical issues. The Project Consulting segment provides strategic consulting engagements servicing clients' business and technology issues. The Published Research segment provides reports, studies, and surveys offering in-depth analysis of specific business or IT issues.

       Continuous Advisory Services revenues constituted approximately 72% and 83% of the Company's total revenues for the quarters ended September 30, 1999 and 1998, respectively. Billings attributable to the Company's Continuous
Advisory Services are initially recorded as deferred revenues and then recognized pro rata over the contract term.

         Continuous Advisory Services revenues attributable to international clients are billed and collected by the Company's international sales representative organizations. The Company realizes revenues from the international sales representative organizations at rates of 40% to 60% of amounts billed to those clients.

         One measure of the volume of the Company's business is its annualized "Contract Value," which the Company calculates as the aggregate annualized value of renewable revenues recognized from all contracts in effect at a given point in time, without regard to the remaining duration of such contracts. While Contract Value is not necessarily indicative of future revenues, Contract Value has grown, sequentially and year-over-year, every quarter since the Company's inception and increased 18% to $78.0 million at September 30, 1999 from $65.8 million at September 30, 1998. At September 30, 1999, the Company had 4,500 Continuous Services subscribers in approximately 1,975 client organizations worldwide, as compared to 3,740 subscribers in 1,620 organizations at September 30, 1998.

         The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses and general and administrative expenses. Cost of services and fulfillment represents the costs associated with production and delivery of the Company's products and services and includes the costs of research, development and preparation of periodic reports, analyst telephone consultations, executive briefings and conferences, published research, consulting services, new product development, and all associated editorial and support services. Selling and marketing expenses include the costs of salaries, commissions and related benefits for such personnel, travel and promotion. General and administrative expenses include the costs of the finance and accounting departments, legal, human resources, corporate IT and other administrative functions of the Company.



THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES Total revenues increased 38% to $25.5 million in the quarter ended September 30, 1999 from $18.5 million in the quarter ended September 30, 1998.

Revenues from Continuous Advisory Services, which generally are derived from annually renewable contracts, payable by clients in advance, increased 20% to $18.2 million in the quarter ended September 30, 1999 from $15.2 million in the quarter ended September 30, 1998. The increase in revenues from Continuous Advisory Services was due to incremental revenue generated from the Company's new security planning and operations services, increased subscription revenues as a result of the Company's expanded domestic sales force and increased client subscriber base, increasing revenue from the Company's INfusion products, and continued international market acceptance of the Company's Continuous Advisory Services.

Continuous Advisory Services revenues attributable to international clients increased 7% in the quarter ended September 30, 1999 from the quarter ended September 30, 1998, and decreased as a percentage of Continuous Advisory Services revenue to 15% from 16%. The increase in Continuous Advisory Services revenue attributable to international clients was due principally to increased demand for the Company's Continuous Advisory Services and, to a lesser extent, an increased demand for the Company's INfusion products. The Company currently has sales representation in 31 countries.

The Company increased Contract Value 18% to $78.0 million at September 30, 1999 from $65.8 million at September 30, 1998. The Company grew its subscriber client base 20% to 4,500 Continuous Service clients at September 30, 1999 from 3,740 clients at September 30, 1998.

Project Consulting revenues, which result from strategic consulting engagements servicing clients' business and technology issues, increased 200% to $6 million in the quarter ended September 30, 1999 from $2 million in the quarter ended September 30, 1998, and increased as a percentage of total revenues to 23% from 11%. The significant increase was primarily due to incremental revenues from the acquisition of Sentry in October 1998 coupled with a shift in client demand from Continuous Advisory Services towards more focused consulting services, as well as, to a lesser extent, new revenues during the quarter ended September 30, 1999 from Packaged Consulting, which is certain proprietary methodology of the Company encapsulated in product form and delivered to the client. The Company's Project Consulting clients typically consist of Continuous Advisory Services clients seeking additional advice tailored to their individual IT requirements.

Published Research revenues, which result from the sale of reports, studies, and surveys offering in-depth analysis of specific business or IT issues, increased 4% to $1.3 million in the quarter ended September 30, 1999 from $1.2 million in the quarter ended September 30, 1998, and decreased as a percentage of total revenues to 5% from 7%. The increase in revenues was primarily due to an increase in sales of published research distributed under the Company's agreements with CXP International, S.A. and META CXP LLC (SPEX.)

The Company currently expects Project Consulting revenues to continue to grow at a faster rate than Continuous Advisory Services revenues due to the Sentry acquisition, the shift in business demand by clients from Continuous Advisory Services towards more focused, client specific services, and the emergence of Packaged Consulting. The Company currently expects Published Research revenues to grow at a slower rate than Continuous Advisory Services and Project Consulting.

Cost of Services and Fulfillment Cost of services and fulfillment increased 53% to $13.3 million in the quarter ended September 30, 1999 from $8.7 million in the quarter ended September 30, 1998 due to the Sentry acquisition, fulfillment expenses associated with new security planning and operations services revenues, and increased staffing costs (which primarily consist of compensation, and to a lesser extent, travel) for analyst, consultant and fulfillment positions necessary to support the Company's growth both domestically and internationally. Additionally, royalty payments to third parties with whom the Company has distribution agreements increased as a result of increased sales of the underlying services.

Cost of services and fulfillment increased as a percentage of total revenues to 52% from 47% in the quarter ended September 30, 1999 due to the increase in analyst and consultant headcount that occurred in the first half of 1999 in order to support the Company's growth both domestically and internationally, and to support the development of new product offerings to meet changing customer demands. The Company anticipates continuing increases in the costs of services and fulfillment, and it expects that such expenses will increase slightly as a percentage of total revenues.

Selling and Marketing Expenses Selling and marketing expenses increased 26% to $5.4 million in the quarter ended September 30, 1999 from $4.3 million in the quarter ended September 30, 1998 and decreased as a percentage of total revenues to 21% from 23%. The increase in Selling and Marketing expenses was principally due to increased compensation and travel expenses associated with the expanded domestic Direct Sales force and Inside Sales channel (which is a team of sales professionals that sell the Company's published research by telephone) to support the increasing scope of the Company's product offerings. In addition, the Company incurred greater marketing expenses, both domestically and internationally, in connection with the Company's revenue growth. While the Company anticipates continuing increases in the amount of selling and marketing expenses, it expects that such expenses, as a percentage of total revenues, will decrease slightly.

General and Administrative Expenses General and administrative expenses increased 14% to $2.0 million in the quarter ended September 30, 1999 from $1.8 million in the quarter ended September 30, 1998, and decreased as a percentage of total revenues to 8% from 10%. The increase in expenses was principally due to increased payroll and benefits costs associated with an increase in administrative personnel, and increased facility costs due to the assumption of additional lease space throughout the Company's domestic locations necessary to support the Company's growth. The Company anticipates continuing increases over the prior year in the amount of general and administrative expenses and expects such expenses to remain approximately the same as a percentage of total revenues.

Depreciation and Amortization Depreciation and amortization expense increased 49% to $683,000 in the quarter ended September 30, 1999 from $458,000 in the quarter ended September 30, 1998. The increase in depreciation and amortization expense was principally due to purchases of computer equipment, leasehold improvements, and office furniture required to support business growth and the amortization of goodwill from the Sentry acquisition consummated in October 1998.

OTHER INCOME Other income decreased 86% to $93,000 in the quarter ended September 30, 1999 from $681,000 in the quarter ended September 30, 1998. The decrease was due to $268,400 in losses recognized on the sale of the Company's marketable securities, and a reduction in interest income during the quarter ended September 30, 1999 due to the decreased levels of cash and marketable securities on hand in 1999 versus 1998, which cash and proceeds were used primarily to finance the Company's stock repurchases (see Note 7).

PROVISION FOR INCOME TAXES Provision for income taxes of $1.75 million was recorded for the quarter ended September 30, 1999, as compared to a provision of $1.6 million recorded for the quarter ended September 30, 1998, reflecting an effective tax rate of 41%. The total deferred tax asset decreased to $1.2 million at September 30, 1999 from $4.6 million at December 31, 1998 as the Company utilized its net operating loss carryforwards to offset taxable income. The Company currently anticipates utilizing its remaining federal net operating loss carryforwards by the first quarter of 2000.



NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES Total revenues increased 39% to $69.7 million in the nine months ended September 30, 1999 from $50.1 million in the nine months ended September 30, 1998.

Revenues from Continuous Advisory Services increased 21% to $50.9 million in the nine months ended September 30, 1999 from $42.2 million in the nine months ended September 30, 1998. The increases in revenues from Continuous Advisory Services were primarily due to the expansion of the Company's domestic sales force resulting in an increased client subscriber base, growing international market acceptance of the Company's Continuous Advisory Services revenues, the emergence of the Company's security planning and operations services, increasing revenues from the introduction of the Company's INfusion products in the fourth quarter of 1998, and an increase in analyst briefings to existing clients. Continuous Advisory Services revenue growth, however, was lower than expected, primarily as a result of a shift in client demand toward consulting services. Continuous Advisory Services revenues attributable to international clients increased 26% in the nine months ended September 30, 1999 from the nine months ended September 30, 1998, and increased as a percentage of Continuous Advisory Services revenues to 16% from 15%.

Project Consulting revenues increased 195% to $14.1 million in the nine months ended September 30, 1999 from $4.8 million in the nine months ended September 30, 1998, and increased as a percentage of total revenues to 20% from 10%. The increase was principally due to the incremental revenues from the acquisition of Sentry in October 1998 coupled with a shift in client demand from Continuous Advisory Services towards more focused consulting services. Additionally, the Company recognized new revenues from the launch of Packaged Consulting in 1999. Project Consulting revenues, however, were partially offset in the first quarter of 1999 by unexpected transitional issues with respect to the integration commenced in the first quarter 1999 in connection with the Sentry acquisition.

Published Research revenues increased 54% to $4.7 million in the nine months ended September 30, 1999 from $3.1 million in the nine months ended September 30, 1998, and increased as a percentage of total revenues to 7% from 6%. The increase was primarily due to an increase in sales of published research distributed under the Company's agreements with CXP International, S.A. and META CXP LLC (SPEX) and Rubin Systems, Inc., and the introduction of new products in 1999. The increase was partially offset by publishing delays in the quarter ended March 31, 1999 with respect to certain publications sold by the Company.

Cost of Services and Fulfillment Cost of services and fulfillment increased 56% to $37.5 million in the nine months ended September 30, 1999 from $24.1 million in the nine months ended September 30, 1998, and increased as a percentage of total revenues to 54% from 48%. The increase was principally due to the Sentry acquisition, and increased staffing for analyst, consultant and fulfillment positions necessary to support the Company's growth both domestically and internationally. The principal areas of cost increases were compensation, and to a lesser extent, travel. Additionally, the Company incurred fulfillment expenses associated with the emergence of the Company's security planning and operations services, and royalty payments to third parties with whom the Company has distribution agreements increased as a result of increased sales of the underlying services.

Selling and Marketing Expenses Selling and marketing expenses increased 38% to $16.2 million in the nine months ended September 30, 1999 from $11.8 million in the nine months ended September 30, 1998 and remained approximately the same as a percentage of total revenues at 24%. The increase in Selling and Marketing expenses was principally due to increased compensation and travel expenses associated with the expanded domestic Direct Sales force and Inside Sales channel to support the increasing scope of its product offerings. In addition, the Company incurred greater marketing expenses, both domestically and internationally, in connection with the growth of the Company's existing services, as well as the launch of its new services.

General and Administrative Expenses General and administrative expenses increased 25% to $5.9 million in the nine months ended September 30, 1999 from $4.7 million in the nine months ended September 30, 1998 and decreased as a percentage of total revenues to 8.5% from 9.5%. The increase in expenses was principally due to increased payroll and benefits costs associated with an increase in administrative personnel, and increased facility costs due to the assumption of additional lease space throughout the Company's domestic locations necessary to support the Company's growth.

Depreciation and Amortization Depreciation and amortization expense increased 43% to $1.9 million in the nine months ended September 30, 1999 from $1.4 million in the nine months ended September 30, 1998. The increase in depreciation and amortization expense was principally due to purchases of computer equipment and office furniture required to support business growth and the amortization of goodwill from the Sentry acquisition consummated in October 1998.

OTHER INCOME Other income decreased 16% to $1.7 million in the nine months ended September 30, 1999 from $2.0 million in the nine months ended September 30, 1998. The decrease was principally due to $268,400 of losses recognized on the sale of the Company's marketable securities, and a reduction in interest income during the nine months ended September 30, 1999 due to the decreased levels of cash and marketable securities on hand in 1999 versus 1998, which cash and proceeds were used primarily to finance the Company's stock repurchases (see
Note 7). However, the decreases were partially offset by increases in interest income from debt financings of investee companies.

PROVISION FOR INCOME TAXES Provision for income taxes of $4.1 million was recorded for the nine months ended September 30, 1999 and 1998, reflecting an effective tax rate of 41%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities and changes in current assets and liabilities. The Company generated $1.5 million of cash from operating activities during the nine months ended September 30, 1999, compared to $7.5 million in the same period of 1998. The decrease in cash generated from operating activities was principally due to decreased cash collections on outstanding accounts receivable, increased employee bonuses paid in 1999 versus 1998, and an increase in other current assets as a result of increases in short-term advances made to investee companies and prepaid income taxes. Such decreases were partially offset by an increase in deferred revenues at September 30, 1999 versus the same period in 1998.

         The Company used $4.1 million of cash in the nine months ended September 30, 1999, compared to $2.3 million in the same period of 1998, for the purchase of furniture, equipment, computers and related software for use by the Company's employees. The increase is due primarily to greater headcount and the implementation of a systems upgrade program discussed below. The Company expects that additional purchases of equipment will be made as the Company's employee base continues to grow. As of September 30, 1999, the Company had no material commitments for capital expenditures. The Company, however, is currently upgrading significant internal systems, including its client information system, and accounting system, to support business growth. The total cash outlay for the completion of the project in 1999 (excluding internal resources) is expected to be less than $1 million.

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

         On November 4, 1999, the Company invested $1 million Ninth House, Inc., in exchange for shares of Series B Preferred Stock. Ninth House, Inc. is an innovative provider of interactive, online learning products, utilizing both the Internet and corporate intranets. The investment was funded from the Company's cash balances.

         In May 1999, the Company advanced $960,000 to Syndicated Research Group ("SRG") in exchange for a subordinated convertible promissory note. SRG is a research and advisory firm dedicated to helping human resource professionals make business decisions that impact staffing, training, and retention issues .

         On March 15, 1999, the Company entered into an agreement to advance $2.7 million to META Security Group, Inc., an independent internet security start-up consulting firm, in exchange for a secured convertible promissory note. As of September 30, 1999, the Company had advanced the $2.7 million, which is included in Other Assets on the consolidated balance sheet. On July 13, 1999, the Company entered into an agreement to advance an additional $1 million to META Security Group, Inc., in exchange for a secured promissory note. As of September 30, 1999, no advances were made.

         Under the terms of the Agreement and Plan of Merger between Sentry and the Company consummated in October 1998, the former Sentry shareholders may be entitled to consideration of up to $7.0 million, payable in common stock or (at the Company's option) cash in the event certain financial targets are met by Sentry in 1999. The amount of consideration, if any, will be determined and paid in the first quarter of 2000.

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

         As of September 30, 1999, the Company had cash and cash equivalents of $4.5 million, marketable securities of $13.7 million and working capital of $20.5 million. The decrease in these assets from December 31, 1998 is primarily attributable to the share repurchase program discussed above. The Company believes that existing cash balances, credit facilities, and anticipated cash flows from operations will be sufficient to meet its working capital, strategic investments, and capital expenditure requirements for the foreseeable future.

Year 2000 Readiness Disclosure

The following disclosure may be deemed "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act.

State of Readiness
------------------

The Company has completed its identification and assessment program on the Year 2000 compliance status of both the IT and non-IT software and systems used in its internal business processes. We have obtained appropriate assurances of compliance from the manufacturers of these products, and are modifying or replacing all non-compliant products.

The Company made inquiries with its third party providers of intermediary products or services to determine the impact of Year 2000 issues on their business and operations, and the resulting impact on the business and operations of the Company. These systems relate to the ability of the Company to transmit its products to its customers via the internet, CD-ROM, and Lotus Notes, and are reliant on the compliance of the third parties in order to operate past 1999. The Company has been advised by the applicable third parties that the necessary modifications for the Year 2000 issue have been completed. The Company believes that its internal systems are Year 2000 compliant to interface with such third parties. While the Company has received such third party assurances and believes such systems are compliant, the Company can offer no assurance that its systems, to the extent they are reliant on third party systems, will in fact be operational on January 1, 2000.

The Company has contacted its suppliers of its business critical software and systems to determine whether the products obtained by the Company are Year 2000 compliant and has reviewed other areas within its business and operations which could be adversely affected by Year 2000 issues. Based on the responses the Company has received from manufacturers and the internal evaluation performed through October 1999, the Company believes that all servers, workstations, and network infrastructure are Year 2000 compliant.

Among the systems reviewed were the Company's operating system, telephone system, client information system, and accounting system. The Company's operating system (which serves as the platform from which our front-end applications reside) was upgraded during 1999, and the Company has obtained representations from the applicable vendors that the systems are Year 2000 compliant. The Company's telephone system, which is critical to the function of the business, was replaced during the third quarter of 1999. The Company has obtained representations from the vendor that the new telephone system is Year 2000 compliant. Also, in response to an increase in clients and employees, and the need for improved information management for customer service, the Company implemented a new client information system during the first half of 1999. In selecting the new client information system, Year 2000 compliance was one of the criteria reviewed, and the Company has obtained a representation from the vendor that the system is Year 2000 compliant. Due to the large amount of information contained in the old client information system, not all information will be transferred to the new system by the end of 1999. Accordingly, the Company still uses the existing system for non-critical functions. The Company has completed the necessary upgrades and obtained representations from the vendor to ensure the existing system is Year 2000 compliant. The Company has purchased a new accounting software package that is better suited to support the Company's growth and is Year 2000 compliant. The implementation is scheduled to be complete by December 1, 1999; however, in the event the Company is unable to replace the existing accounting software prior to the end of 1999, the Company has completed the upgrade of the existing system and has obtained representations from the vendor that the existing system is Year 2000 compliant.

The Company has not identified any internal non-IT systems that are both critical to the business and would cause significant disruption of business in the event of failure in the year 2000. The Company has not contacted all of its non-business critical vendors (e.g., office supply vendors) to determine the level of compliance of these third parties. The Company believes, however, that non-compliance on the part of these third parties would not have a material adverse effect on the business or operations of the Company.

Costs to Address Year 2000 Issues
---------------------------------

Based on the Company's internal evaluation performed to date on potential costs for completing the evaluating, testing, modifying or replacing of any of its internal IT or non-IT software or systems, the Company currently expects to spend approximately $3.0 million (including an estimated $2.9 million of costs for replacing the client information system, telephone system, and accounting system), of which the Company has spent approximately $2.1 million as of September 30, 1999. The Company will fund all Year 2000 compliance costs from existing working capital.

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

   o Failure of certain systems of third parties due to Year 2000 issues could potentially create the risk of impairment of certain assets of the Company. In particular, as of September 30, 1999, the Company had over $13 million in marketable securities, which are invested in unsecured, short-term investment grade, corporate debt instruments (commercial paper), and long-term U.S. federal government agency issues. Financial impairment to certain investees, or a collapse of the securities markets in general, would potentially have a material adverse effect on the Company's financial position. In addition, as of September 30, 1999, the Company had over $39 million in accounts receivable from customers and international sales representative organizations, as well as significant investments in other companies. Financial impairment to certain of such companies due to Year 2000 issues could potentially have a material adverse effect on the Company's financial position and results of operations. The likelihood of such action occurring, and the potential related costs, cannot be estimated by the Company at this time.

 Contingency Plans
 -----------------

The Company has the following contingency plans in place in order to protect customer service in the event of Year 2000 disruptions:

   o The Company's research is available in written form as well as via the internet, CD-ROM, and Lotus Notes. In the event of disruption of the other forms of delivery, the Company will deliver research in printed form to all customers. The Company has obtained representations from its printers and mail services that their internal systems necessary to deliver the Company's research are Year 2000 compliant. The incremental cost of doing so would not be material to the results of operations and is currently an option many customers continue to use.

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

Furthermore, the Company's quarterly operating results may fluctuate significantly due to various factors. Because a disproportionately large portion of the Company's Continuous Advisory Services contracts expire in the fourth quarter of each year, the Company incurs operating expenses in the fourth quarter at a higher level than would otherwise be required by its sequential growth, and such increased expenses are not normally offset immediately by higher revenues. In addition, the Company's operating results may fluctuate as a result of a variety of other factors, including the level and timing of renewals of subscriptions to Continuous Advisory Services, the level and timing of contracted Project Consulting Services, the timing and amount of business generated by the Company, the mix of domestic versus international business, the timing of the development, introduction, and marketing of new products and services, the integration of acquired businesses into the operations of the Company (particularly the Sentry acquisition), the timing of the acquisition and integration into the Company of new business, products, and services (including without limitation, INfusion products and Packaged Consulting), the timing of the delivery of published research sold by the Company, the timing of the hiring of research analysts and consultants, changes in the spending patterns of the Company's target clients, the Company's accounts receivable collection experience, changes in market demand for IT research and analysis, competitive conditions in the industry, the timing of the sale of marketable securities held by the Company and any losses therefrom and the timing of capital contributions or loans to strategic investees of the Company. Due to these factors, the Company believes period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. The potential fluctuations in the Company's operating results make it likely that, in some future quarter, the Company's operating results will be below the expectations of securities analysts and investors, which would have a material adverse effect on the price of the Company's Common Stock.

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


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)      Exhibits.
                  --------
         Exhibit
         Number             Description
         ------             -----------
            11.1            Statement re-computation of per-share earnings
            27.1            Financial Data Schedule

         (b)      Reports on Form 8-K.

         None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      META Group, Inc.




Date: November 15, 1999             By:/s/ Bernard F. Denoyer
                                    ------------------------------------------
                                    Bernard F. Denoyer
                                    Senior Vice President, Finance, Chief
                                    Financial Officer, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX






                                                                   Sequentially
Exhibit                                                              Numbered
Number                          Description                            Page
-------------     ---------------------------------------------    -----------


  11.1            Statement re computation of per-share earnings        22
  27.1            Financial Data Schedule                                *


* Exhibit included in EDGAR filing with Securities and Exchange Commission.

  ------------------

   EXHIBIT 11.1



                                META Group, Inc.

                    EXHIBIT TO QUARTERLY REPORT ON FORM 10-Q

                   Computation of Net Income Per Common Share





                                                                Three months ended                   Nine months ended
                                                                   September 30,                       September 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                              1999             1998                1999             1998
                                                           ---------------------------        -------------------------------

Net                                                        $2,454,000       $2,356,000         $5,811,000        $5,971,000
                                                           ==========       ==========         ==========        ==========
Net income..........................................

Weighted average number of common and common equivalent shares outstanding:

      Common shares
        outstanding during the period...............       10,094,507       11,350,373         10,918,872        11,254,253

      Common share equivalents - options
        to purchase common shares...................          712,355        1,366,794            789,602         1,285,117
                                                           ----------       ----------        -----------        ----------
               Total                                       10,806,862       12,717,167         11,708,474        12,539,370
                                                           ==========       ==========         ==========        ==========

Net income per diluted common share...................        $.23              $.19              $.50               $.48
                                                              ====              ====              ====               ====

Net income per basic common share.................            $.24              $.21              $.53               $.53
                                                              ====              ====              ====               ====