Form 10-K
period 1999-12-31
META GROUP INC
filed 2000-03-30
CIK 1000015

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE
           ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE
           ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-27280

                            ------------------------

                                META GROUP, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                            06-0971675
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)

208 HARBOR DRIVE, STAMFORD, CONNECTICUT            06912-0061
    (Address of principal executive                (Zip Code)
               offices)

       Registrant's telephone number, including area code: (203) 973-6700

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 20, 2000 (based on the closing price as quoted by Nasdaq National Market as of such date) was $243,644,540.

    As of March 20, 2000, 10,444,083 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on May 24, 2000 are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    META Group, Inc., a Delaware corporation founded in 1989 ("META Group"), and its subsidiaries, The Sentry Group, Inc. ("Sentry") and MG (Bermuda) Ltd., (collectively, the "Company") is an independent market and business process assessment company. The Company provides research and analysis of developments, trends and organizational issues relating to the computer hardware, software, communications and related information technology ("IT") industries and their impact on the conduct of business to IT users and vendors. IT user organizations utilize META Group's research, analysis and recommendations to develop and employ cost-effective and revenue enhancing strategies for selecting and implementing timely IT solutions and for aligning these solutions with business priorities. IT vendors use META Group's services for help in product positioning, marketing and market planning, as well as for internal IT decision making.

    META Group offers clients annual subscriptions to 16 different research services ("Research and Advisory Services"). These services are focused on specific areas of IT, IT issues related to a specific vertical market, or specific needs of those within the IT organization. Recommendations to clients are based on projections and analyses of important industry trends, experiences of other companies, events and announcements, key issues and business practices, as well as new technologies, products and services.

    The Company also offers strategic consulting ("Strategic Consulting") services through its consulting division, META Group Consulting ("MGC"). A significant portion of MGC clients are also Research and Advisory Services subscribers. The acquisition by the Company of Sentry in October 1998 significantly expanded MGC's business-value consulting practice, and complimented the existing sourcing, benchmarking, technology application, e-commerce and other consulting practices within MGC. The Company also offers a variety of targeted publications as part of its Research Reports product family. See "Business--Products and Services--META Group Consulting" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    META Group targets as its clients substantial commercial and governmental users of IT, as well as IT vendors. As of December 31, 1999, the Company had over 5,000 subscribers to its Research and Advisory Services in approximately 2,000 client organizations. During each of 1999, 1998 and 1997, approximately 78%, 75% and 75%, respectively, of META Group's clients renewed one or more subscriptions.

    From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risks and uncertainties. In particular, the statements set forth under the heading "The META Group Solution" below regarding the Company's objectives to expand the range of clients it serves, further penetrate its existing client base, extend its product line and broaden the scope of its services are "forward looking" statements. The Company's actual results could differ materially as a result of various factors, including the level and timing of subscription renewals to Research and Advisory Services, the level and timing of contracted Strategic Consulting billing, the integration of new businesses into the operations of the Company, the timing of production and delivery of Research Reports sold by the Company, the mix of domestic versus international business, the timing of the development, introduction, marketing, and market acceptance of new products and services, the timing of the hiring of research analysts and consultants, the timing and execution of the Company's strategic plans, changes in the spending patterns of the Company's target clients, changes in the market demand for IT research and analysis and strategic consulting services, competitive conditions in the industry, and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission. See "Management's

Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness Disclosure" and "--Certain Factors That May Affect Future Results" for a discussion of certain factors which may cause actual results to vary significantly from those stated in any forward-looking statement.

    Specific comparative financial information may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the consolidated financial statements.

    META GROUP-Registered Trademark- is a registered trademark of the Company. The META GROUP logo-TM-, META-TM-, META DELTAS-TM-, META FAX-TM-, META FLASH-TM-, and META TRENDS-TM- are trademarks of the Company. This report also includes trademarks and trade names of companies other than META Group.

INDUSTRY BACKGROUND

    Businesses and other organizations remain dependent on IT for competitive success, which has led to sustained growth in IT-related expenditures. This market growth is being driven by many factors, including intensified domestic and global competition, the Internet and electronic commerce, large-scale migration from legacy mainframe systems to distributed architectures, the accelerating pace of technological change, shortened product and business planning life cycles, outsourcing and widespread business process re-engineering and corporate downsizing.

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

THE META GROUP SOLUTION

    The Company addresses the growing demand for user-focused guidance by providing vendor-neutral IT research, analysis and advice to substantial commercial and certain governmental users of IT. META Group services are also utilized by IT vendors for help in product positioning, marketing and market planning as well as for internal IT decision making. META Group Research and Advisory Services assist clients in making more informed, timely and cost-effective decisions in the context of the clients' business and technology environments. Each Research and Advisory service is highly focused on enhancing the client's ability to reduce and/or contain the cost of IT, reduce risk, assess vendor business practices and strategies, evaluate products and technologies, negotiate with vendors, develop financial strategies and formulate IT architectures and strategic plans.

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

    The Company's research is designed to alert clients to the sometimes subtle and unforeseen opportunities and risks inherent in complex IT business decisions. Although META Group research contains concrete conclusions and recommendations, a client seeking to understand the complex IT issues addressed in written research often requires further explanation and analysis in the context of the client's unique business environment and IT requirements. Accordingly, all META Group Research and Advisory service clients have direct access to the Company's analysts, who adapt the Company's published conclusions and recommendations to the client's specific IT environment. META Group analysts are available to clients through direct telephone consultations, customized on-site and regional executive briefings and in-depth quarterly and annual conferences, as well as teleconferences addressing significant current IT developments.

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

PRODUCTS AND SERVICES

    META Group's services and products are designed to complement each other and provide flexible access to the industry's foremost market assessment and analytical expertise in the following categories:

    - RESEARCH AND ADVISORY SERVICES

    - STRATEGIC CONSULTING

    - RESEARCH REPORTS

RESEARCH AND ADVISORY SERVICES

    META Group's Research and Advisory Services offer actionable research, unlimited analyst interaction, and on-site consultation with META Group analysts when clients need to further understand industry trends, vendor assessments, and the business application of technology solutions--applying analyst insight and research to their specific set of decision-making opportunities. These services have been developed to meet the varied needs of client organizations: technology-focused services (infrastructure, architecture, and applications); industry-focused services (specific to industries such as energy, insurance, and healthcare); and senior executive-focused services (such as META Group's Executive Directions service).

    META Group believes its Research and Advisory Services provide comprehensive coverage of virtually all relevant IT and business related issues faced by its clients. META Group applies a consistent approach to all Research and Advisory Services by offering a high level of personal service with an emphasis on client/analyst interaction. All META Group Research and Advisory Services clients have direct access to the Company's analysts as advisors to adapt the Company's published conclusions and recommendations to the client's specific IT requirements. Proactively contacting clients on a regular basis, META Group analysts apply their knowledge base of product information and user experience to respond to the unique IT situation of each client with incontext, definitive advice and recommendations.

    The list prices for the Company's Research and Advisory Services range from $23,000 to $60,000, and are subject to discounts based on a number of factors, including the number of services subscribed to by a client. The Company's average selling price for a Research and Advisory Service was $16,700, $17,600, and $16,600 for the years ended December 31, 1999, 1998, and 1997, respectively.

    The following deliverables, which involve the direct participation of META Group research analysts, typically are provided to subscribers to META Group's Research and Advisory Services as an integral part of such services:

    - TELEPHONE CONSULTATIONS afford each subscriber the unlimited opportunity to discuss specific issues with META Group analysts.

    - HALF-DAY BRIEFINGS are held at META Group headquarters or at client sites and address client-specific issues.

    - STRATEGIC PLAN REVIEWS provide META Group analysis and evaluation of clients' strategic plans.

    - META TRENDS TELECONFERENCES are held quarterly by each service to provide an in-depth analysis of between two and four of that service's annual META Trends (I.E., long-term projections of major industry issues and trends that META Group believes will impact users, vendors and the IT market).

    - KEY EVENT TELECONFERENCES enable clients to participate in discussions with META Group analysts and are generally held following key industry events, such as major announcements or trade shows.

    - META GROUP CONFERENCES & POWER SUMMITS address a broad range of tactical and strategic issues relevant to each service. A conference covering industry-wide issues is held annually.

    - WRITTEN RESEARCH: Each subscriber to a META Group Research and Advisory service receives one or more of the following written materials:

       - META DELTAS consist of three to four analytical briefs, published monthly, that deliver analysis of major events, issues, vendor products and strategies, technology and other pertinent matters.

       - META FAXES are concise faxed summaries of META Group's weekly research meeting, at which industry events are reviewed and analyzed.

       - META TRENDS is an annual publication featuring three to five year projections of significant issues and developments that will affect IT users and vendors.

       - META FLASH is a faxed bulletin containing analysis of key industry events or announcements which META Group deems to be of extraordinary importance.

    META Group research is available in print, as well as in the media below. A rolling three years of research can be searched by service, topic, or keyword.

    - Extranet or Intranet

    - Internet

    - Lotus Notes

    - CD-ROM

    The following is a description of META Group's Research and Advisory
Services:

    APPLICATION DELIVERY STRATEGIES (ADS) is META Group's strategic advisory service for IT personnel and business technologists responsible for enterprise application delivery and integration. The principal business rationale for ADS is the need for access to technology foresight to support customer relationship management ("CRM") and enterprise application integration initiatives. The scope of traditional application development has expanded significantly due to the accelerating pace of business innovation. ADS offers IT organizations guidance that enables such organizations to meet the demands of business innovation. ADS's research and analysis emphasizes three key areas: data warehousing, enterprise business applications and enterprise application development (both Internet and client/ server).

    ELECTRONIC BUSINESS STRATEGIES (EBS) addresses electronic business issues across business-to-business, business-to-consumer, and business-to-employee application spaces. Examining both strategic business aspects of e-business/e-commerce as well as technical requirements for sell-side commerce, e-procurement, channel/partner management, content management, portal strategies and net market participation/creation, EBS offers best practices for organizations building, buying or sourcing electronic business solutions with an added focus on the business issues and technology trends faced by organizations serving and within the retail industry. EBS analysts also focus on knowledge management/ innovation strategies and technologies, inter-enterprise collaboration, process automation/optimization and product life cycle management.

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

    ENTERPRISE DATA CENTER STRATEGIES (EDCS) offers expertise and guidance for the renovation, revitalization and optimization of legacy systems for inclusion in rapidly expanding electronic business markets. Clients benefit from in-depth analysis and insight into the management, organization, operational and technical factors behind evolving enterprise architectures, logical data centers, high-volume transaction processing and database systems, and hardware and software asset management. Particular areas of focus include migration and implementation strategies, parallel sysplex, Year 2000/Euro compliance, vendor analysis and business practices and vendor negotiation strategies.

    GLOBAL NETWORKING STRATEGIES (GNS) focuses on the comprehensive range of issues facing today's networking and telecommunications professionals. Analysts provide insight into emerging trends in technology, regulation and network-based applications. Primary areas of concentration include building an Internet protocol platform to deliver business value, analyzing application networkability, implementing and operating network management solutions to substantiate service levels, and handling the organizational issues associated with planning and running multi-national corporate networks.

    EXECUTIVE DIRECTIONS (ED) provides a forum for senior IT and other business executives to discuss critical challenges facing their organizations, such as increasing business' perception of its information dependency and identifying opportunities to rapidly innovate and leverage new technology. Membership-directed research topics are discussed at regional and national meetings and published in monthly research papers. Customized on-site briefings and one day planning sessions are also provided to focus on client and industry issues.

    OPEN COMPUTING & SERVER STRATEGIES (OCSS) represents a valuable resource for organizations building open adaptive infrastructure to support enterprise applications. Research from OCSS analysts provides interactive, ongoing insight into the entire spectrum of issues facing enterprise infrastructure developers, such as server consolidation, migration and integration, enterprise application integration, storage-area networks, database/warehouse evolution, middleware architecture and management, and electronic commerce infrastructure.

    IT PERFORMANCE ENGINEERING & MEASUREMENT STRATEGIES (PEMS)provides IT organizations with the framework and guidance for better business/IT alignment through enterprise-wide measurement programs. Encompassing IT efficiency and effectiveness, PEMS assessments use in-depth baselines and benchmarks to show clients how they compare with peers and best-practice organizations. PEMS enables IT organizations to lay the groundwork for ongoing improvement and measurement initiatives.

    SERVICE MANAGEMENT STRATEGIES (SMS) delivers research and analysis focused on aligning IT and business goals through a complement of best practice IT strategies, forward-looking IT operating models and pragmatic use of external service providers. In addition, SMS assists clients in architecting enterprise systems management, application management and information security processes to cope with complex infrastructure and business systems. Primary areas of coverage include networked systems management, customer-support operations, security (including enterprise architecture security and e-commerce security) and sourcing strategies (including feasibility studies, vendor negotiation, benchmarking and management of service providers). SMS analysts pay particular attention to the organizational, financial and management implications of IT's increasing role as an internal vendor of services.

    WEB & COLLABORATION STRATEGIES (WCS) provides research and analysis to assist organizations in developing solutions for customer relationship management, information management and business collaboration. Areas of focus include improving individual and business-unit productivity, enhancing customer interaction and relationship management, supporting the various information value chains that enhance corporate agility and market competitiveness, leveraging corporate Internet/intranet web sites and portals as a critical application model, and optimizing the platforms used by customers and corporate users to exploit these applications.

    INFUSION PROGRAMS:

    Supplementing the foregoing, during 1998 the Company introduced Infusion, a program that combines offerings across META Group's Research and Advisory Services to meet the dynamic needs of an enterprise through focused, topical programs and workshops and predefined consultative solutions. These programs have developed as a result of organizations' collective need to rapidly understand how to implement complex technology-based solutions while meeting the demands of diverse business units that are evolving at a rapid pace.

    META Group's Infusion programs offer benefits to organizations that face challenges such as building an adaptive infrastructure, customer relationship management, operations excellence and commerce chain management. These programs build on the business-focused analysis from the Research and Advisory Services by also offering interactive workshops that focus on methodology and skill-based training to successfully manage a specific business-critical challenge. For every Infusion program, the Company's Strategic Consulting division developed an associated team of consultants that can be rapidly deployed to provide hands-on support to clients who need additional resources for rapid implementation.

    The following is a description of META Group's Infusion programs:

    ADAPTIVE INFRASTRUCTURE STRATEGIES (AIS) design and implement an infrastructure that facilitates business change and enables organizations to rapidly adopt new initiatives. Offering best practices and ongoing coaching, the program tackles both day-to-day and long-term challenges, including working with application project teams, balancing data and network design trade-offs, driving standardization/ reuse, and optimizing infrastructure investments. By providing highly interactive workshops, specialized research and practical models and methods, the program enables clients to optimize infrastructure costs, increase quality and improve implementations.

    CUSTOMER RELATIONSHIP MANAGEMENT programs provide strategic guidance and tactical initiatives for delivering next-generation CRM solutions that maximize corporate agility in determining the channels and points of interaction among enterprises, customers and business partners. With interactive workshops, specialized research and practical models/methods, the program enables clients to minimize operational costs, increase quality and accelerate time-to-market for implementations.

    OPERATIONS EXCELLENCE offers expertise in advisory service support, practical operational experience, and detailed models/methods that transform existing organizations and service delivery practices into world-class operations supporting the entire enterprise. The program enables organizations to optimize total operational costs, increase quality, improve implementations and aid in investment decisions regarding tools, technologies and external services.

    COMMERCE CHAIN MANAGEMENT offers significant analyst advice and operational experience, combined with detailed analytic and decision frameworks, to help enterprises implement and improve their supply/service chain systems. Focused on actionable commerce chain management (CCM) strategies and tactics, the program enables organizations to navigate the complex maze of commerce chain issues and technologies and to craft a solution that delivers results and return on investment. With the increasing integration of CCM and e-commerce initiatives, this program assists clients in achieving CCM excellence.

    RESEARCH AND ADVISORY SERVICES FOR VERTICAL INDUSTRIES:

    - INSURANCE INFORMATION STRATEGIES (IIS) delivers guidance critical for managing IT and information in the insurance, healthcare and financial services industries. Analysts help clients understand the business drivers shaping these industries, translate industry changes into strategic business initiatives and define information requirements critical to success. Particular emphasis is placed on electronic commerce (including e-health), customer/partner relationship management, industry vendors and solutions, and emerging financial services and healthcare standards and architectures.

    - ENERGY INFORMATION STRATEGIES (EIS) focuses on the IT requirements of energy industry participants preparing to compete in a de-regulated environment of customer choice where the efficient purchase, production, transmission and management of energy requires the use and understanding of complex technology systems.

STRATEGIC CONSULTING

    META Group Consulting ("MGC") offers project consulting services that address clients' business and technology challenges. MGC's Strategic Consulting offerings target executives at both large end-user (Fortune 1000) organizations and IT vendors that serve such organizations. Large end-user client organizations typically use MGC's Strategic Consulting offerings when they need to achieve a strategic advantage by addressing IT challenges. Such challenges include the selection, planning and integration of CRM systems; rationalizing supplier networks while deploying electronic procurement systems; strategic outsourcing support; adaptive infrastructure planning to effectively use Internet/intranet technology; and using business intelligence to maximize the results of an enterprise's Internet strategy. Strategic Consulting projects leverage the Company's base of consulting expertise in IT with pre-existing frameworks, resulting in increased effectiveness for client IT organizations and a closer alignment between clients' business and IT strategies.

    IT vendors also face significant challenges given today's complexities in customer buying behavior, pressure from external forces (E.G., competition and regulation), and internal practices that may not be optimized for today's rapidly changing environment. MGC provides customized offerings targeting the challenges faced by IT vendors. MGC's services leverage proprietary tools and methods to address such challenges as vendor market position relative to customer demands, competitive landscape analysis and partnering and channel strategies.

    MGC's consulting team combines technological expertise, extensive project management experience and extensive research resources to assist clients in developing and implementing strategic IT initiatives. MGC leverages META Group's research and client relationships by drawing on the expertise of META Group analysts in all Research and Advisory Service areas, and has developed complimentary offerings linking Research and Advisory Services and Strategic Consulting services. These links are based on common models and templates allowing customers to continue with the Company's services as their need for more consulting-oriented services increases. MGC prices its projects on a fixed fee for fixed scope of work basis and leverages its professional staff resources and reduces risk through the re-use of tools, templates and project methods across multiple client engagements.

    The acquisition by the Company of Sentry in October 1998 significantly expanded the Company's business value consulting practice and complimented the existing sourcing, benchmarking, technology application, e-commerce and other consulting practices within MGC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The acquisition by the Company of certain assets of The Verity Group, Inc. in late 1997 has enabled the Company to develop a Customer Management Strategies practice that offers helpdesk and callcenter consulting and benchmarking services to its clients.

RESEARCH REPORTS

    META Group's Research Reports offer in-depth analysis of such issues as e-business, operations excellence, customer relationship management, value management, commerce chain management, and infrastructure development. These products help clients gain a more thorough understanding of a single business or IT issue for reference throughout the decision-making life cycle by providing information-based research. Research Reports leverage META Group's research and analysis to understand end-user issues and technology trends, drawing on the expertise of META Group analysts in all Research and Advisory Service areas. Research Reports are priced on a per-product basis, gaining incremental leverage through the aggregation of intellectual property, research and analysis already existing within the Company's Research and Advisory Services. During 1999, the Company's Research Reports were expanded to include products containing more quantitative analysis based on multi-client studies focusing on areas such as e-business, customer relationship management, operations excellence, value management, infrastructure development and commerce chain management, as well as new products that leverage intellectual property, research and analysis developed by the Company's Research and Advisory Services.

    In February 1996, the Company entered into an exclusive distribution agreement with Computerwire, plc, a London based publisher of magazines, newsletters, and product review bulletins for users and suppliers of information technology. Under the agreement, the Company has the exclusive right to co-market and distribute certain works of Computerwire in the United States, Canada, and Latin America. These works include monthly publications on software product and category reviews, IT finance issues, and IT industry mergers and acquisitions.

    In April 1996, the Company entered into an exclusive distribution agreement with CXP International, S.A. ("CXP"), a Paris based company specializing in gathering, analyzing, publishing, marketing and selling technical evaluations regarding computer and telecommunication software, and SPEX Research LLC ("SPEX"). Under the agreement, CXP provides SPEX with evaluation kits, which are publications providing thorough hands-on evaluations and detailed side-by-side product comparisons to assist in the software product decision making process. SPEX translates the publications into English and provides additional content relevant to the United States market. The Company acts as SPEX's distributor and promotes, markets and sells the evaluation kits worldwide.

    In October 1996, the Company entered into an agreement with Rubin
Systems, Inc. ("RSI"), a provider of IT and software engineering measurement consulting. Under the agreement, the Company distributes for RSI certain published research products, primarily the Worldwide Benchmark Report, a publication presenting facts and trend-line data concerning IT performance and productivity, budgets and spending, emerging technologies and business requirements compiled from a worldwide sample of IT organizations. RSI is wholly-owned by a director of the Company.

    The successful assimilation, marketing and sale of new products are subject to certain risks and uncertainties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results--Risks Associated With New Product Development."

RESEARCH AND ANALYSIS

    The Company employs a consistent, disciplined research and analysis methodology across the Company's Research and Advisory Services. Each Research and Advisory service has a Service Director who is responsible for implementing the Company's research and analysis methodology in that service. The development methodology consists of an iterative process of research, analysis, hypothesis and testing. Analysts conduct extensive primary research, working with the Company's user client base, surveying vendors and contacting other sources. These activities are supplemented with searches of numerous trade, financial and other third-party source materials compiled in the Company's resource center. A meeting of the entire META Group research staff is held weekly, at which findings are presented and scrutinized. From this research, analysts identify significant patterns and trends, develop assumptions, test hypotheses and arrive at concrete recommendations and conclusions to provide to clients. META Group analyst compensation is based in part on meeting monthly publishing deadlines, as well as proactive client contact.

    The knowledge and experience of the Company's analysts is critical to the quality of the Company's products and services. To ensure consistency of positions and analysis across service disciplines, all META Group research is reviewed by one of the Company's two Co-Research Directors. While varying opinions and philosophical contention among services and research disciplines are encouraged, final positions and conclusions are consistent. This practice ensures that the analytical structure and recommendations presented in the Company's research better enable the various elements of client organizations to formulate integrated strategies based on coherent information and analysis.

SALES AND MARKETING

    META Group uses a direct sales force domestically and a network of local independent sales representative organizations internationally to market and sell its Research and Advisory Services. The Company's domestic direct sales force is comprised of 84 field sales personnel located throughout the United States. In addition, the Company developed a new team of account development representatives within the marketing department to provide more direct sales-lead support to the direct sales force. The Company's Research Reports are sold domestically by a separate internal sales force totaling 22 sales professionals. In the second half of 1999, the Company integrated the separate sales and marketing units into a single integrated organization. The Company anticipates that this realignment will allow the Company to more effectively meet the needs and deepen its penetration of its client organizations. Internationally, the Company currently utilizes independent sales representative organizations selling Research and Advisory Services, Strategic Consulting and Research Reports in Canada, Europe, the Far East, the Middle East, South America and South Africa. Under the terms of the Company's international sales representative agreements, sales representative organizations are assigned exclusive territories and annual quotas. These international sales representative organizations also perform selected client service functions, and bill and collect revenues attributable to international clients. The Company realizes revenues from the international sales representative organizations at rates of 40% to 60% of amounts billed to those clients. See "Management Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results--Risk Associated With International Operations" and Notes 1 and 13 to the consolidated financial statements.

    As of December 31, 1999, the Company had over 5,000 subscribers to its Research and Advisory Services in approximately 2,000 client organizations worldwide, and no single client accounted for more than 4% of the Company's revenues for the year ended December 31, 1999. The Company does not believe it is the exclusive provider of IT research and advisory services to its clients.

    In March 1995, META Group entered into an exclusive strategic alliance agreement with First Albany Corporation ("First Albany"), a financial services firm. The agreement provides for the distribution of the Company's written research and analysis, in its original form or as customized and expanded by First Albany, to First Albany's financial services customers, which include many institutional investors. The agreement restricts the Company from marketing its services to any broker dealer or sell-side firm offering services similar to those offered by First Albany. The Company is permitted to market and sell Research and Advisory Services directly to First Albany customers. This agreement is annually renewable by First Albany, subject to attainment of specified minimum revenue targets. The Company recognized $875,000, $750,000, and $616,500 in revenues from this arrangement in the years ended December 31, 1999, 1998, and 1997, respectively. A director of the Company is also Chairman and Co-Chief Executive Officer of First Albany. See Note 12 to the consolidated financial statements.

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

    The Company sells Research and Advisory Services pursuant to renewable one-year subscription agreements, which are generally paid in full at the start of the subscription period. During each of 1999, 1998 and 1997, approximately 78%, 75% and 75%, respectively, of the Company's client organizations renewed one or more subscriptions. However, there can be no assurance that the Company will be able to sustain its client retention rates at historical levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors that May Affect Future Results--Dependence on Renewals of Subscription-Based Services."

COMPETITION

    The Company experiences competition in the market for IT research and analysis products and services and strategic consulting services from other independent providers of similar services, as well as the internal planning and marketing staffs of the Company's current and prospective clients. The Company's principal direct competitor, Gartner Group, Inc., has a substantially longer operating history, is significantly larger and has considerably greater financial resources and market share than the Company. The Company also competes indirectly against other information and consulting service providers, including electronic and print media companies and consulting firms. The Company's indirect competitors could choose to compete directly against the Company in the future. Many of the Company's direct and indirect competitors have substantially greater financial, information gathering and marketing resources than the Company. In addition, although the Company believes that it has established a significant market presence, there are few barriers to entry into the Company's market, and new competitors could readily seek to compete against the Company in one or more market segments addressed by the Company's Research and Advisory Services and Strategic Consulting services. Increased competition could adversely affect the Company's operating results through pricing pressure and loss of market share. There can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors.

    The Company believes that, with respect to both IT research and analysis products and services and strategic consulting services, the principal competitive factors are quality of research and analysis applied in the context of client IT environments, timely delivery of relevant information, client support and responsiveness, the ability to offer products and services that meet changing market needs for information and analysis, and price. The Company believes it competes favorably with respect to each of these factors.

EMPLOYEES

    As of December 31, 1999, the Company employed 567 people, including 290 research analysis and fulfillment personnel (including 221 analysts and consultants), 153 sales and marketing personnel and 124 administrative personnel. None of the Company's employees is represented by a collective bargaining arrangement, and the Company has experienced no work stoppages. The Company considers its relations with its employees to be good. Employees are generally granted stock options upon hiring.

    The Company's future success depends in large part on the ability to continue to motivate and retain highly qualified employees, including management personnel, and to attract and retain a significant number of additional qualified personnel, including research analysts, consultants, sales personnel and product development and operations staff. Competition for qualified personnel in the Company's industry is intense, and many of the companies with which META Group competes for qualified personnel, including Gartner Group, have substantially greater financial and other resources than the Company. Furthermore, competition for qualified personnel can be expected to become more intense as competition in the Company's industry increases. There can be no assurance that the Company will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully. The loss of any of the Company's senior management personnel, particularly Dale Kutnick, President, Chief Executive Officer and Co-Research Director of the Company, or any material failure to recruit, retain and motivate a sufficient number of qualified personnel would have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results--Dependence on Ability to Attract and Retain Qualified Personnel" and "--Dependence on Key Personnel."

ITEM 2.  PROPERTIES

    The Company's headquarters are located in approximately 99,000 square feet of office space in Stamford, Connecticut. This facility accommodates research, marketing, sales, customer support and corporate administration. The lease on this facility expires in 2001. The Company also leases office space in nine other locations to support its research, sales and other administrative functions including Reston, VA, Burlingame, CA, Pleasanton, CA, Westborough, MA, Atlanta, GA, and Williston, VT. The Company believes that its existing facilities are adequate for its current needs and that additional facilities are available for lease to meet future needs.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a party to certain legal proceedings arising in the ordinary course of business. However, the Company believes that none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1999.

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

    On March 20, 2000, the closing price of the Company's Common Stock was $28.13, as reported by the Nasdaq National Market. On that date, there were approximately 195 holders of record of the Company's Common Stock and approximately 1,250 beneficial holders, based on information obtained from the Company's transfer agent.

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

    The following table reflects the range of high and low bid quotations, as reported on the Nasdaq National Market, for META Group Common Stock for each quarter of the years ended December 31, 1999 and 1998.

                                                                HIGH       LOW
                                                              --------   --------
1999:
Fourth Quarter..............................................   $19.00     $13.75
Third Quarter...............................................   $18.63     $12.50
Second Quarter..............................................   $16.88     $ 8.25
First Quarter...............................................   $31.25     $15.38

1998:
Fourth Quarter..............................................   $32.63     $19.00
Third Quarter...............................................   $33.75     $19.62
Second Quarter..............................................   $25.66     $20.31
First Quarter...............................................   $23.66     $14.91

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data presented below are derived from the consolidated financial statements of the Company, and should be read in connection with those statements, which are included herein.

                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Research and advisory services...............  $71,524    $58,586    $44,152    $32,667    $23,843
  Strategic consulting.........................   20,844      9,404      5,214      3,714      1,225
  Published research products..................    7,315      4,795      1,829        585        267
                                                 -------    -------    -------    -------    -------
    Total revenues.............................   99,683     72,785     51,195     36,966     25,335
                                                 -------    -------    -------    -------    -------
Operating expenses:
  Cost of services and fulfillment.............   52,224     35,098     24,602     18,908     14,515
  Selling and marketing........................   23,194     16,702     12,477      8,797      6,329
  General and administrative...................    8,356      6,753      5,006      3,728      2,180
  Depreciation and amortization................    2,596      1,894      1,501      1,086        676
                                                 -------    -------    -------    -------    -------
    Total operating expenses...................   86,370     60,447     43,586     32,519     23,700
                                                 -------    -------    -------    -------    -------
Operating income...............................   13,313     12,338      7,609      4,447      1,635
Other income (expense):
  Gain on sale of investment...................                                                  250
  Other income, primarily interest, net........    1,800      2,621      2,138      1,909        198
                                                 -------    -------    -------    -------    -------
Income before provision (benefit) for income
  tax..........................................   15,113     14,959      9,747      6,356      2,083
Provision (benefit) for income tax.............    5,883      6,174      3,980      2,730     (1,547)
                                                 -------    -------    -------    -------    -------
Net income.....................................  $ 9,230    $ 8,785    $ 5,767    $ 3,626    $ 3,630
                                                 -------    -------    -------    -------    -------
Net income per diluted common share............  $   .80    $   .70    $   .48    $   .32    $   .45
                                                 =======    =======    =======    =======    =======
Weighted average number of diluted common
  shares outstanding...........................   11,501     12,596     11,937     11,502      8,121
                                                 -------    -------    -------    -------    -------
Net income per basic common share..............  $   .86    $   .78    $   .53    $   .41    $   .75
                                                 =======    =======    =======    =======    =======
Weighted average number of basic common shares
  outstanding..................................   10,719     11,326     10,821      8,925      4,815
                                                 =======    =======    =======    =======    =======

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents......................  $10,106    $ 9,945    $12,910    $19,335    $35,525
Marketable securities..........................    6,253     36,881     27,746     15,684
Working capital................................   18,224     33,989     32,826     28,843     27,676
Total assets...................................  113,450    112,187     89,453     70,171     52,356
Deferred revenues..............................   42,111     31,276     29,136     22,885     16,557
Total stockholders' equity.....................   61,685     72,690     55,400     42,728     31,868

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

    The Company has three operating business segments: Research and Advisory Services, Strategic Consulting and Research Reports. The Research and Advisory Services segment provides annually renewable subscription services (focused on specific areas of IT, IT issues related to a specific vertical market, or the specific needs of those within the IT organization), service analyst briefing engagements and conferences. Supplementing the Company's Research and Advisory Services is the Company's Infusion program, which builds on the business-focused analysis of Research and Advisory Services by offering interactive workshops that provide methodology and skill based training needed to successfully manage specific business-critical issues. The Strategic Consulting segment provides strategic consulting engagements addressing clients' business and technology issues. A significant portion of MGC clients are also Research and Advisory Services subscribers. The Research Reports segment provides reports, studies, and surveys offering in-depth analysis of specific business or IT issues.

    Research and Advisory Services subscriptions, which are annually renewable contracts and generally payable by clients in advance, comprised approximately 72% and 80% of the Company's total revenues for the years ended December 31, 1999 and 1998, respectively. Billings attributable to the Company's Research and Advisory Services are initially recorded as deferred revenues and then recognized pro rata over the contract term. During each of 1999, 1998, and 1997, approximately 78%, 75% and 75%, respectively, of the Company's clients renewed one or more subscriptions; however, this client retention rate is not necessarily indicative of the rate of retention of the Company's revenue base.

    Research and Advisory Services revenues attributable to international clients are billed and collected by the Company's international sales representative organizations. The Company realizes revenues from the international sales representative organizations at rates of 40% to 60% of amounts billed to those clients.

    One measure of the volume of the Company's Research and Advisory Services business is its annualized "Contract Value," which the Company calculates as the aggregate annualized subscription revenue recognized from all Research and Advisory Services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. While Contract Value is not necessarily indicative of future Research and Advisory Services revenues, Contract Value has grown every quarter since the Company's inception and increased 24% to $81.0 million at December 31, 1999 from $65.4 million at December 31, 1998. At December 31, 1999, the Company had over 5,000 Research and Advisory Services subscribers in approximately 2,000 client organizations worldwide.

    Revenues from Strategic Consulting engagements comprised approximately 21% and 13% of the Company's total revenues for the years ended December 31, 1999 and 1998, respectively. The Company recognizes revenues on Strategic Consulting engagements as the work is performed.

    The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses and general and administrative expenses. Cost of services and fulfillment represents the costs associated with production and delivery of the Company's products and services and includes the costs of research, development and preparation of periodic reports, analyst telephone consultations, executive briefings and conferences, publications, consulting services, new product development and all associated editorial and support services. Selling and marketing expenses include the costs of salaries, commissions and related benefits for such personnel, travel and promotion. General and administrative expenses include the costs of the finance and accounting departments, legal, human resources, corporate IT and other administrative functions of the Company. See "Segment Reporting" in Note 13 to the consolidated financial statements for information regarding the Company's operating segments.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

                                                               1999       1998       1997
                                                             --------   --------   --------
Revenues:
  Research and advisory services...........................     72%        80%        86%
  Strategic consulting.....................................     21         13         10
  Published research products..............................      7          7          4
                                                               ---        ---        ---
    Total revenues.........................................    100        100        100
                                                               ---        ---        ---
Operating expenses:
  Cost of services and fulfillment.........................     52         48         48
  Selling and marketing....................................     23         23         24
  General and administrative...............................      9          9         10
  Depreciation and amortization............................      3          3          3
                                                               ---        ---        ---
    Total operating expenses...............................     87         83         85
                                                               ---        ---        ---
Operating income...........................................     13         17         15
                                                               ---        ---        ---
Other income, primarily interest, net......................      2          4          4
                                                               ---        ---        ---
Income before provision for income tax.....................     15         21         19
                                                               ---        ---        ---
Provision for income tax...................................      6          9          8
                                                               ---        ---        ---
Net income.................................................      9%        12%        11%
                                                               ---        ---        ---

YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

    TOTAL REVENUES. Total revenues increased 37% to $99.7 million in the year ended December 31, 1999 from $72.8 million in the year ended December 31, 1998.

    Revenues from Research and Advisory Services, which generally are derived from annually renewable contracts payable by clients in advance, increased 22% to $71.5 million in the year ended December 31, 1999 from $58.6 million in the year ended December 31, 1998, and decreased as a percentage of total revenues to 72% from 80%. The increase in revenues from Research and Advisory Services was principally due to increased subscription revenues as a result of the Company's expanded domestic sales force and increased client subscriber base, continued international market acceptance of the Company's Research and Advisory Services, incremental revenues from the introduction of the Company's Infusion products in the fourth quarter of 1998, and an increase in analyst briefings to existing clients. Commencing in 1998 and continuing through 1999, the Company experienced a shift in business demand by clients towards more focused, client specific services. As a result, the Company experienced a decline in the growth rate of Research and Advisory Services revenue from the year ago period, and an increase in the growth rate of both Strategic Consulting and Research Reports from the year ago period. The Company currently expects this trend to continue for the foreseeable future.

    Research and Advisory Services revenues attributable to international clients increased 30% to $11.7 million in the year ended December 31, 1999 from $9 million in the year ended December 31, 1998, and increased as a percentage of Research and Advisory Services revenues to 16% from 15%. The increase in Research and Advisory Services revenues attributable to international clients was principally due to continued demand for the Company's Research and Advisory Services, and, to a lesser extent, incremental revenues from the Company's Infusion programs. The Company currently has sales representation in 35 countries.

    During 1999, the Company experienced a decrease in the average selling price of its Research and Advisory Services of 5% to $16,700 from $17,600 in 1998 due to discounts granted to customers as a result of an increase in the average number of services subscribed to by clients. The Company grew its subscriber client base 25% to 5,000 Research and Advisory Services subscribers at December 31, 1999 from 4,000 at December 31, 1998.

    Strategic Consulting revenues, which result from Strategic Consulting engagements addressing clients' business and technology issues, increased 122% to $20.8 million in the year ended December 31, 1999 from $9.4 million in the year ended December 31, 1998, and increased as a percentage of total revenues to 21% from 13%. The increase was principally due to the incremental revenues from the acquisition of Sentry in October 1998 as well as a shift in client demand from Research and Advisory Services towards more focused consulting services. The Company currently expects continued growth of Strategic Consulting revenue as a result of the shift in demand by clients toward more focused, consulting-oriented services.

    Research Reports revenues, which result from the sale of reports offering in-depth analysis of specific business or IT issues, increased 53% to $7.3 million in the year ended December 31, 1999 from $4.8 million in the year ended December 31, 1998, and remained constant as a percentage of total revenues at 7%. The increase was principally due to expanded product offerings introduced in 1999, and an increase in sales of Research Reports distributed under the Company's agreements with CXP International, S.A., SPEX Research LLC, and Rubin Systems, Inc. (a corporation wholly-owned by a director of the Company). See
Note 12 to the consolidated financial statements for a discussion of Rubin Systems. The Company currently expects Research Report revenues to grow at a faster rate than Research and Advisory Services revenues and at a slower rate than Strategic Consulting revenues.

    COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased 49% to $52.2 million in the year ended December 31, 1999 from $35.1 million in the year ended December 31, 1998. The increase was principally due to additional analyst and fulfillment costs as a result of the Sentry acquisition and increased staffing costs (which principally consist of compensation, and to a lesser extent, travel) for analyst, consultant and fulfillment positions necessary to support the Company's growth both domestically and internationally. Additionally, cost of services and fulfillment increased due to increased royalty payments to third parties with whom the Company has distribution agreements as a result of increased sales of the underlying services. Costs of services and fulfillment increased as a percentage of total revenues to 52% for the year ended December 31, 1999 from 48% a year ago due to the increase in analyst and consultant headcount that occurred in the first half of 1999 in order to support the Company's growth both domestically and internationally and the development of new product offerings to meet changing customer demands. The Company currently expects continued increases in costs of services and fulfillment, and it expects that such expenses as a percentage of total revenue will decrease slightly.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 39% to $23.2 million in the year ended December 31, 1999 from $16.7 million in the year ended December 31, 1998 and remained constant as a percentage of total revenues at 23%. The increase in selling and marketing expenses was principally due to increased compensation and travel expenses associated with the expanded domestic direct sales force and inside sales force that markets Research Reports to support the increasing scope of the Company's product offerings and to increase sales penetration into new and existing client organizations. In addition, the Company incurred greater marketing expenses, both domestically and internationally, in connection with the growth of the Company's existing services and conferences, as well as the launch of its new Infusion programs, Research Reports and conferences. The Company currently anticipates continuing increases in the amount of selling and marketing expenses and expects that such expenses as a percentage of total revenues will increase slightly.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 24% to $8.4 million in the year ended December 31, 1999 from $6.8 million in the year ended December 31, 1998 and decreased as a percentage of total revenues to 8% in 1999 from 9% in 1998. The increase in expenses was principally due to increased payroll and benefits costs associated with an increase in administrative personnel and increased facility costs due to the assumption of additional lease space at the Company's locations necessary to support the Company's growth. The Company currently anticipates continuing increases in the amount of general and administrative expenses and expects such expenses to remain approximately the same as a percentage of total revenues.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 37% to $2.6 million in the year ended December 31, 1999 from $1.9 million in the year ended December 31, 1998. The increase in depreciation and amortization expense was principally due to purchases of computer equipment, office furniture and leasehold improvements required to support business growth and the amortization of goodwill from the Sentry acquisition consummated in October 1998.

    OTHER INCOME. Other income decreased 31% to $1.8 million in the year ended December 31, 1999 from $2.6 million in the year ended December 31, 1998 due to a reduction in interest income during the year ended December 31, 1999 due to the decreased levels of cash and marketable securities held by the Company in 1999 versus 1998. Such cash balances and the proceeds from the sale of marketable securities were used to finance the Company's stock repurchases totaling
$22.5 million during the second quarter of 1999. During 1999, the Company recognized $268,400 of losses from the sale of marketable securities. The reduction in interest income was partially offset by an increase in interest income from advances to investee companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Notes 6 and 7 to the consolidated financial statements.

    PROVISION FOR INCOME TAXES. The Company recorded a provision for income taxes of $5.8 million during the year ended December 31, 1999, and $6.2 million during the year ended December 31, 1998. During the year ended December 31, 1999, the Company decreased its valuation allowance by $1.9 million. Of this amount, $1.1 million was decreased due to the utilization of net operating loss carryforwards during 1999. The remaining $800,000 decrease resulted from a change in federal tax law that will permit the utilization of Sentry's pre-acquisition net operating losses by the Company. While such losses will be subject to an annual limitation, the Company believes that it is more likely than not that such losses will be utilized in full during the carryforward period. The impact of the takeback of the valuation allowance was partially offset by increased provisions for state and other income taxes. See Note 9 to the consolidated financial statements.

YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

    TOTAL REVENUES. Total revenues increased 42% to $72.8 million in the year ended December 31, 1998 from $51.2 million in the year ended December 31, 1997.

    Revenues from Research and Advisory Services increased 33% to $58.6 million in the year ended December 31, 1998 from $44.1 million in the year ended December 31, 1997. The increase in Research and Advisory Services revenues was principally due to continued expansion of the Company's domestic sales force, recognition of new revenue from the launch of three new services in early 1997, an increase in analyst briefings to existing clients, as well as growing international market acceptance of the Company's products. During 1998, the Company experienced a shift in business demand by clients towards more focused, client specific services. As a result, the Company experienced a decline in the growth rate of Research and Advisory Services revenue from the year ago period, and an increase in the growth rate of Strategic Consulting and Research Reports revenues from the year ago period. The Company increased average selling prices 6% to $17,600 in 1998 from $16,600 in 1997 by continuing to broaden research coverage within its existing Research and Advisory Services. The Company grew its subscriber client base 17% to 4,000 Research and Advisory service subscribers at December 31, 1998 from 3,410 subscribers at December 31, 1997.

    Research and Advisory Services revenues attributable to international clients increased 51% to $8.9 million in the year ended December 31, 1998 from $5.9 million in the year ended December 31, 1997, and increased as a percentage of Research and Advisory Services revenues to 15% from 14%. The increase was principally due to the increased presence of the Company's services in existing international markets.

    Strategic Consulting revenues increased 80% to $9.4 million in the year ended December 31, 1998 from $5.2 million in the year ended December 31, 1997. The increase was principally attributable to an increase in business demand by clients to include more leveraged consulting services from MGC, and, to a lesser extent, due to the Sentry acquisition.

    Research Reports revenues increased 162% to $4.8 million in the year ended December 31, 1998 from $1.8 million in the year ended December 31, 1997. The increase in Research Reports revenues was principally due to an increase in sales volume of subscription publications as a result of the introduction of new products, as well as an increase in sales of publications distributed under the Company's agreements with CXP International, S.A and SPEX Research LLC and Rubin Systems, Inc.

    COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased 43% to $35.1 million in the year ended December 31, 1998 from $24.6 million in the year ended December 31, 1997, principally due to increased analyst, consultant and fulfillment staffing and related compensation and overhead expense required to support the Company's growth both domestically and internationally; and, to a lesser extent, to increased royalty payments made in connection with certain joint product offerings between the Company and certain entities in which it has a minority investment. Costs of services and fulfillment remained constant as a percent of revenues at 48%.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 34% to $16.7 million in the year ended December 31, 1998 from $12.5 million in the year ended December 31, 1997 and decreased as a percentage of total revenues to 23% from 24%. The increase in selling and marketing expenses was principally due to increased sales-related compensation expense associated with increased Research and Advisory Services revenues, the expansion of the inside sales force selling Research Reports, increased costs associated with development of international markets, and higher marketing and promotion expenditures related to the launch of new publications and service conference promotion.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 35% to $6.8 million in the year ended December 31, 1998 from $5.0 million in the year ended December 31, 1997 and decreased as a percentage of total revenues to 9% from 10%. The increase in general and administrative expenses was principally due to increased employee benefits costs, recruiting fees, internal systems maintenance and facilities, and professional education costs.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 26% to $1.9 million in the year ended December 31, 1998 from $1.5 million in the year ended December 31, 1997. The increase in depreciation and amortization expense was principally due to office furnishings and equipment purchases required to support business growth.

    INTEREST INCOME. Interest income increased 23% to $2.6 million in the year ended December 31, 1998 from $2.1 million in the year ended December 31, 1997 due to an increase in the Company's balances of cash, cash equivalents and marketable securities, resulting from positive cash flows from operations. In addition the Company benefited from the reinvestment of a portion of its cash into short-term, higher yield marketable securities

    PROVISION FOR INCOME TAXES. The Company recorded a provision for income taxes of $6.2 million and $4.0 million, reflecting an effective tax rate of 41% during the years ended December 31, 1998 and 1997, respectively. The Company was not required to pay federal income tax due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations to date primarily through its initial public offering, cash generated from operations, and proceeds from the exercise of common stock options. In December 1995, the Company received net proceeds (after deducting underwriting commissions and discounts and applicable offering expenses) of $30.2 million relating to its initial public offering of 2,790,000 shares of common stock. The Company generated $4.0 million, $9.3 million, and $8.2 million of cash from operations during the years ended December 31, 1999, 1998, and 1997, respectively, primarily due to net income and the utilization of net operating loss carryforwards to reduce cash paid for income taxes. The decrease in cash generated from operating activities was principally due to decreased cash collections on outstanding accounts receivable, increased employee bonuses paid in 1999 versus 1998, and an increase in other assets as a result of an increase of investments in and advances to companies in parallel or synergistic industries, and partially offset by increases in the Company's deferred revenue balance at December 31, 1999 versus the same period in 1998.

    The Company used $5.0 million, $3.2 million and $1.9 million of cash in the years ended December 31, 1999, 1998, and 1997, respectively for the purchase of furniture, equipment, computers and related software. The Company expects that additional purchases of equipment will be made as the Company's employee base grows. As of December 31, 1999, the Company had no material commitments for capital expenditures; however, the Company is currently upgrading significant internal systems and its web site to support business growth. The Company currently anticipates that the total cash outlay for the completion of such upgrades in 2000 (excluding internal resources) will not exceed $2.0 million.

    On April 14, 1999, the Company's Board of Directors unanimously authorized the repurchase of up to 1.2 million shares of its common stock in the open market and in privately negotiated transactions from time to time, depending on market conditions and other factors. On May 3, 1999, the Company announced the expansion of the repurchase program to a total of 2.4 million shares. During the period April 19, 1999 to June 15, 1999, 1,989,993 shares were repurchased at an average price of $11.28 per share for a total cost of $22.5 million. All shares repurchased have been retired to the status of authorized but unissued. The Company financed all repurchases with its cash and marketable securities balances.

    Additionally, in April 1999, the Company repurchased for approximately $266,470 in cash 2,389 shares of its common stock and warrants to purchase 2,449 shares of its common stock from a minority stockholder pursuant to the terms of a Settlement Agreement, dated October 31, 1995, between the stockholder and Sentry. In April 2000, the Company anticipates repurchasing for approximately $656,440 in cash approximately an additional 11,000 shares of its common stock and warrants to purchase 4,899 shares of its common stock pursuant to an agreement with the minority stockholder. Such repurchase obligation was assumed by the Company upon the acquisition of Sentry in October 1998. With respect to the shares and warrants repurchased in April 1999, the fair market value of the repurchased securities and all associated costs were recovered from a purchase consideration escrow established for the satisfaction of indemnification claims pursuant to the terms of the Agreement and Plan of Merger between Sentry and the Company. Such recovery by the Company was in the form of a release of 15,264 shares of the Company's common stock in April 1999 from the Sentry purchase consideration escrow. Such released shares were retired to the status of authorized but unissued. With respect to the shares and warrants the Company anticipates repurchasing in April 2000, there can be no assurance that the fair market value of the repurchased securities and the associated costs will be recoverable from the Sentry purchase consideration escrow.

    Exclusive of its acquisition, during the years ended December 31, 1999, 1998 and 1997, the Company made investments in and advances to several companies in parallel or synergistic industries. The balance of the Company's investments and advances was $16.2 million, $8.7 million and $6.4 million at December 31, 1999, 1998, and 1997, respectively. These investments in and advances to are summarized below, and in Note 6 to consolidated financial statements. Each investment is accounted for under the cost method. See "Certain Factors That May Affect Future Results--Risk Associated With New Product Development" and "--Potential Acquisitions."

    In December 1999, the Company invested $487,000 in Enamics, Inc. ("Enamics") in exchange for shares of Enamics Series A Cumulative Convertible Preferred Stock. In addition, the Company advanced $1 million in exchange for a secured subordinated note, convertible into Enamics' Series A Cumulative Convertible Preferred Stock. Enamics was established to assist companies define, simulate, plan and architect e-business initiatives.

    In November 1999, the Company invested $1 million in Ninth House, Inc. ("Ninth House"), in exchange for shares of Ninth House's Series B Convertible Preferred Stock. Ninth House is a provider of interactive, online learning content to businesses and individuals utilizing both the Internet and corporate intranets as delivery platforms.

    In May 1999, the Company advanced $960,000 to Syndicated Research Group ("SRG") in exchange for a subordinated convertible promissory note, convertible into SRG's Series A Convertible Preferred Stock. SRG is a research and advisory firm dedicated to helping human resource professionals make business decisions concerning human capital management issues.

    In March 1999, the Company entered into an agreement to advance
$2.8 million to META Security Group, Inc. ("MSG"), an independent Internet security consulting firm, in exchange for a secured convertible promissory note, convertible into MSG's common stock. As of December 31, 1999, the Company had advanced the full $2.8 million. In July 1999, the Company entered into an agreement to advance an additional $1 million to MSG in exchange for a secured promissory note. As of December 31, 1999, $216,000 had been advanced under such agreement.

    In October 1998, the Company completed the acquisition of all of the outstanding capital stock of The Sentry Group, Inc. ("Sentry"), an IT consulting company, for an initial payment of 195,066 shares of common stock and a contingent payment of up to $7 million in common stock or (at the Company's option) cash in the event certain financial targets were met by Sentry for 1999. As of December 31, 1999, the contingent payment of $7 million had been earned and the Company intends to pay such earned amount principally in stock and, to a lesser extent, in cash on or about April 30, 2000. The

Company currently anticipates that it will file a registration statement with the Securities and Exchange Commission to provide for the resale of the contingent shares on or about April 30, 2000 and the amount of contingent consideration it intends to pay in cash and all associated costs will be approximately $500,000. In addition, the Company issued to Sentry stockholders warrants to purchase up to 200,000 shares of the Company's common stock at $30.00 per share, 125,000 warrants of which were immediately exercisable and 75,000 warrants which were contingently exercisable upon Sentry achieving certain financial targets in 1999. Because such financial targets were achieved, the contingent warrants become fully exercisable. The 125,000 warrants expire in October 2002. The 75,000 warrants expire four years after the date the Company pays the contingent consideration. Pursuant to Rule 144 of the General Rules and Regulations under the Securities Act of 1933, as amended, and depending on the method used to exercise the warrants, up to 125,000 shares of common stock of the Company issuable upon the exercise of certain warrants will be deemed to have been acquired in October 1998. The fair value of the noncontingent consideration, including acquisition costs, was $5.9 million. The fair value of the contingent warrants, as well as the $7 million contingent payment, will increase goodwill when paid. This acquisition was accounted for under the purchase method. See "Business--Products and Services--Strategic Consulting."

    In October 1998, the Company invested $500,000 in IMT Strategies, Inc. ("IMT") in the form of a loan represented by a secured promissory note convertible into IMT's common stock. IMT was established to deliver syndicated research, publications, consulting services, management education and training focused on the integration of marketing and technology.

    In October 1998, the Company invested $300,000 in Intermedia Group, Inc. ("IMG") in the form of a loan represented by a senior secured promissory note convertible into IMG's common stock. IMG is an intergrated media and conference business established to serve markets in a complementary fashion to the Company's main lines or new lines of business.

    In September 1998, the Company made an investment of $1 million in Client/Server Labs, Inc. ("CSL"), a supplier of performance and functional IT testing services, in exchange for shares of CSL common stock. In the first quarter of 1999, the Company advanced an additional $300,000 to CSL in exchange for a convertible promissory note convertible into CSL common stock. In
December 1999, the Company exercised its conversion option and received shares of CSL common stock. In December 1999, all of the outstanding shares of common stock of CSL were acquired by Tescom Software Systems Testing Ltd. ("Tescom"), a full service independent IT testing company, in exchange for shares of Tescom common stock. Pursuant to such acquisition, the Company's shares in CSL were exchanged for restricted shares of Tescom.

    In August 1998, Spikes Cavell & Company Limited ("SC"), a UK based corporation, sold its market research database business to Ziff-Davis, Inc. for up-front cash consideration and contingent performance-based consideration to be paid through 2002. In September 1999, SC was placed in voluntary liquidation and the collection of the contingent consideration is being addressed by a licensed insolvency practitioner and joint liquidator appointed by the creditors committee. The market research database business supporting the contingent payment continues to operate as a business unit of Ziff-Davis, Inc.

    The Company regularly invests excess funds in high quality short-term investments, such as short-term commercial paper and money market funds. As these investments generally have terms of less than three months, they are included under the caption "Cash and cash equivalents" in the consolidated balance sheets.

    In addition, the Company invests in longer term, callable, higher-yield marketable debt securities. Generally, these securities are U.S. federal government agency issues, purchased in denominations of $1 million to $2 million.

    As of December 31, 1999, the Company had cash and cash equivalents of $10.1 million, marketable securities valued at $6.3 million and working capital of $18.2 million. The decreases in these assets from December 31, 1998 were principally due to the share repurchase program and, to a lesser extent, the strategic investments discussed above. The Company believes that its existing cash balances, credit facilities and anticipated cash flows from operations will be sufficient to meet its working capital, strategic investment and capital expenditure requirements for the foreseeable future.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The impact of recently issued accounting pronouncements is discussed in
Note 2 to the consolidated financial statements.

YEAR 2000 READINESS DISCLOSURE

    THE FOLLOWING DISCLOSURE MAY BE DEEMED "YEAR 2000 READINESS DISCLOSURE" PURSUANT TO THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

    To date, the Company has not suffered any significant year 2000 problems or incurred any material expense related to any such problems. Year 2000 issues may arise in the future. The Company will continue to monitor the year 2000 compliance and readiness of its systems and those of its suppliers.

    In response to an increase in clients and employees and the need for improved information management for customer service, the Company implemented a new client information system during the first half of 1999. In selecting the new client information system, Year 2000 compliance was one of the criteria reviewed, and the Company has obtained a representation from the vendor of such system that the system is Year 2000 compliant. Due to the large amount of information contained in the old client information system, not all information was transferred to the new system by the end of 1999. Accordingly, the Company still uses the existing system for non-critical functions. The Company has completed the necessary upgrades and obtained representations from the vendor to ensure the existing system is Year 2000 compliant.

COSTS TO ADDRESS YEAR 2000 ISSUES

    During the year ended December 31, 1999, the Company spent $2.8 million on the evaluation, testing, modification or replacement of its internal IT or non-IT software or systems. The Company funded all Year 2000 compliance costs during the year ended December 31, 1999 from existing working capital.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    THE COMPANY DOES NOT PROVIDE FORECASTS OF ITS FUTURE FINANCIAL PERFORMANCE. FROM TIME TO TIME, HOWEVER, INFORMATION PROVIDED BY THE COMPANY OR STATEMENTS MADE BY ITS EMPLOYEES MAY CONTAIN "FORWARD LOOKING" INFORMATION THAT INVOLVE RISKS AND UNCERTAINTIES. IN PARTICULAR, STATEMENTS CONTAINED IN THIS FORM 10-K (AND IN THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS FORM 10-K) WHICH ARE NOT HISTORICAL FACTS (INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONCERNING THE COMPANY'S REALIGNMENT OF ITS SALES AND MARKETING DEPARTMENT, THE SHIFT IN CLIENT BUSINESS DEMAND AND THE RESULTING IMPACT ON TOTAL REVENUES, THE GROWTH RATES OF RESEARCH AND ADVISORY SERVICES REVENUE AND REVENUE FROM STRATEGIC CONSULTING AND RESEARCH REPORTS, GROWTH IN INTERNATIONAL REVENUES, ANTICIPATED COSTS OF SERVICES AND FULFILLMENT AND OPERATING EXPENSE LEVELS AND SUCH COST AND EXPENSE LEVELS RELATIVE TO THE COMPANY'S TOTAL REVENUES, ANTICIPATED CAPITAL EXPENDITURE LEVELS, WORKING CAPITAL INVESTMENT, CAPITAL EXPENDITURE REQUIREMENTS, ANTICIPATED PAYMENTS IN CASH OR STOCK OF CONTINGENT CONSIDERATION AND STOCK REPURCHASES RELATED TO THE ACQUISITION OF SENTRY, THE MIX OF CASH AND STOCK THE COMPANY INTENDS TO USE FOR SUCH PAYMENTS, AND ANTICIPATED INCREASES TO GOODWILL RELATED TO THE ACQUISITION OF SENTRY) CONSTITUTE FORWARD LOOKING STATEMENTS AND ARE MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY'S ACTUAL RESULTS OF

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

DEPENDENCE ON RENEWALS OF SUBSCRIPTION-BASED SERVICES

    The Company derived approximately 80% of its total revenues in 1998 from subscriptions to the Company's Research and Advisory Services. In the year ended December 31, 1999, the Company derived approximately 72% of its total revenues from subscriptions to its Research and Advisory Services. Approximately 78% and 75% of the Company's Research and Advisory Service clients renewed at least one subscription in 1999 and 1998, respectively. The Company, however, may not be successful in maintaining its subscription renewal rates. Commencing in 1998 and continuing in 1999, the Company experienced a shift in client demand towards more consultative, solution-oriented products such as Strategic Consulting services. With the advent of the Internet, information alone, without analysis in context of a client's environment, will have less value. In addition to this, the Company's ability to renew subscriptions is subject to a number of risks, including the following:

    - The Company may be unsuccessful in delivering consistent, high quality and timely analysis and advice to its clients.

    - The Company may not be able to hire and retain a large and growing number of highly talented professionals in a very competitive job market.

    - The Company may be unsuccessful in understanding and anticipating market trends and the changing needs of its clients.

    - The Company may not be able to deliver products and services of the quality and timeliness to withstand competition.

If the Company is unable to successfully maintain its subscription renewal rates or sustain the necessary level of performance, such an inability could have a material adverse effect on the Company's business and financial results.

DEPENDENCE ON NON-RECURRING STRATEGIC CONSULTING ENGAGEMENTS

    The Company derived approximately 21% and 13% of the its total revenues during the years ended December 31, 1999 and 1998, respectively from Strategic Consulting engagements. The Company currently anticipates continued growth of revenues from Strategic Consulting engagements. Strategic Consulting engagements vary in number, size and scope and typically are project based and non-recurring. The Company's ability to replace completed Strategic Consulting engagements with new engagements is subject to a number of risks, including the following:

    - The Company may be unsuccessful in delivering consistent, high quality and timely consulting services to its clients.

    - The Company may not be able to hire and retain a large and growing number of highly talented professionals in a very competitive job market.

    - The Company may be unsuccessful in understanding and anticipating market trends and the changing needs of its clients.

    - The Company may not be able to deliver consulting services of the quality and timeliness to withstand competition.

If the Company is not able to replace completed Strategic Consulting engagements with new engagements, such an inability could have a material adverse effect on the Company's business and financial results.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

    The Company's operating results have varied significantly from quarter to quarter. The Company expects future operating results to fluctuate due to several factors, many of which are not in the Company's control:

    - the disproportionately large portion of the Company's Research and Advisory Services subscriptions that expire in the fourth quarter of each year;

    - the level and timing of renewals of subscriptions to the Company's Research and Advisory Services;

    - the mix of Research and Advisory Services revenues versus Strategic Consulting and Research Reports revenues;

    - the number, size and scope of Strategic Consulting engagements in which the Company is engaged, the degree of completion of such engagements and the Company's ability to complete such engagements;

    - the timing and amount of new business generated by the Company;

    - the mix of domestic versus international business;

    - the timing of the development, introduction and marketing of new products and services and delivery methodologies;

    - the timing of the hiring of research analysts, consultants, and sales representatives;

    - employee utilization rates and the accuracy of estimates of resources required to complete ongoing Strategic Consulting engagements;

    - changes in the spending patterns of the Company's clients;

    - the Company's accounts receivable collection experience;

    - changes in market demand for IT research and analysis and Strategic Consulting services; and

    - competitive conditions in the industry.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    Net revenues attributable to international clients represented approximately 15% of the Company's total Research and Advisory Services revenues for the year ended December 31, 1998 and approximately 16% of the Company's total Research and Advisory Services revenues for the year ended

December 31, 1999. The Company sells its products internationally through a network of 35 independent sales representative organizations. The Company assumes significantly greater risk by selling through independent sales representative organizations than through a direct employee sales force. These risks to the Company include:

    - greater accounts receivable collection risk (because the Company relies on the sales representative organization to invoice and collect receivables);

    - longer accounts receivable collection cycles;

    - the financial health of individual sales representative organizations;

    - developing and managing relationships with sales representative organizations;

    - greater difficulty in maintaining direct client contact;

    - fluctuations in exchange rates;

    - political, social, and economic conditions in various jurisdictions;

    - tariffs and other trade barriers; and

    - potentially adverse tax consequences.

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

RISKS OF FAILING TO ANTICIPATE CHANGING MARKET NEEDS

    The Company's success depends in part upon its ability to anticipate rapidly changing technologies and market trends and to adapt its products and services to meet the changing information and analysis needs of IT users. Commencing in 1998 and continuing in 1999, the Company experienced a shift in client demand towards more consultative, solution-oriented products such as Strategic Consulting services. With the advent of the Internet, information alone, without analysis in context of a client's environment, will have less value. In addition to this, frequent and often dramatic changes, including the following, characterize the IT industry:

    - introduction of new products and obsolescence of others;

    - changing client demands concerning the marketing and delivery of the Company's products and services;

    - shifting strategies and market positions of major industry participants;

    - paradigm shifts with respect to system architectures; and

    - changing objectives and expectations of IT users and vendors.

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

COMPETITION

    The IT research and analysis and consulting industry is extremely competitive. The Company competes directly with other independent providers of similar services and indirectly with the internal staffs of current and prospective client organizations. The Company's principal direct competitor, Gartner Group, has a substantially longer operating history and has considerably greater financial resources and market share than the Company. The Company also competes indirectly with larger electronic and print media companies and consulting firms. The Company's indirect competitors, many of which have substantially greater financial, information gathering and marketing resources than the Company, could choose to compete directly against the Company in the future.

    The Company's market has few barriers to entry. New competitors could easily compete against the Company in one or more market segments addressed by the Company's Research and Advisory Services or Strategic Consulting services. The Company's current and future competitors may develop products and services that are more effective than the Company's products and services. Competitors may also produce their products and services at less cost and market them more effectively. If the Company is unable to successfully compete against existing or new competitors, such an inability will have a material adverse effect on the Company's operating results and would likely result in pricing pressure and loss of market share.

RISKS ASSOCIATED WITH NEW PRODUCT DEVELOPMENT

    The Company's future success depends on its ability to develop or acquire new products and services that address specific industry and business sectors, changes in client requirements and technological changes in the IT industry. The process of internally researching, developing, launching and gaining client acceptance of a new product or service is inherently risky and costly. Assimilating and marketing an acquired product or service is also risky and costly. Commencing in 1998 and continuing in 1999, the Company experienced a shift in client demand towards more consultative, solution-oriented products. With the advent of the Internet, information alone, without analysis in context of a client's environment, will have less value. In addition to this, the Company has introduced few new products or services and has had limited experience in managing strategic investments. From April 1996 to December 1999, the Company made investments in and advances to companies in parallel or synergistic industries totaling $16.2 million. If the Company is unable to develop new products and services or manage its strategic investments, such inabilities could have a material adverse effect on the Company's operating results.

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

RISK OF PRODUCT PRICING LIMITING POTENTIAL MARKET

    The Company's pricing strategy may limit the potential market for the Company's Research and Advisory Services and Strategic Consulting services to substantial commercial and governmental users and vendors of IT. As a result, the Company may be required to reduce prices for its Research and Advisory Services and Strategic Consulting services or to introduce new products and services with lower prices or offered for free over the Internet in order to expand or maintain its market share or broaden its addressed market. These actions could have a material adverse effect on the Company's business and results of operations.

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

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS

    As part of its business strategy, the Company buys, or makes investments in, complementary businesses, products and services. If the Company finds a business it wishes to acquire, the Company could have difficulty negotiating the terms of the purchase, financing the purchase, and integrating and assimilating the employees, products and operations of the acquired business. Acquisitions may disrupt the ongoing business of the Company and distract management. Furthermore, acquisition of new businesses may not lead to the successful development of new products, or if developed, such products may not achieve market acceptance or prove to be profitable. A given acquisition may also have a material adverse effect on the Company's financial condition or results of operations. In addition, the Company may be required to incur debt or issue equity to pay for any future acquisitions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See "Concentration of Credit Risk" in Note 2 to the consolidated financial statements for information regarding the Company's approach to financial risk management.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements, financial statement schedule and exhibits listed under Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K are filed as a part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item may be found under the sections captioned "Election of Directors," "Occupations of Directors and Executive Officers" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement (the "2000 Proxy Statement") for the Company's Annual Meeting of Stockholders to be held on May 24, 2000, and is incorporated herein by reference. The 2000 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item may be found under the section captioned "Compensation And Other Information Concerning Directors and Officers" in the 2000 Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item may be found under the section captioned "Management And Principal Holders of Voting Securities" in the 2000 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" in the 2000 Proxy Statement, which is incorporated herein by reference, and in Note 12 to the consolidated financial statements.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) FINANCIAL STATEMENTS.

    The following consolidated financial statements are included in Item 8 of this report:

                                                                PAGE
                                                              --------
Independent Auditors' Report................................    F-1

Consolidated Balance Sheets at December 31, 1999 and 1998...    F-2

Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................    F-3

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1999, 1998 and 1997......    F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................    F-5

Notes to Consolidated Financial Statements..................    F-6

    (a)(2) FINANCIAL STATEMENT SCHEDULE.

    The following financial statement schedule for the Company is filed as part of this report:

Schedule II--Valuation and Qualifying Accounts..............    S-1

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

    (a)(3) LIST OF EXHIBITS.

    The following exhibits are filed as part of, and incorporated by reference into this Annual Report on Form 10-K:

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
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

         4.3(1)             Escrow Agreement dated as of October 20, 1998 among META
                              Group, Inc., Peter A. Naber and State Street Bank and
                              Trust Company

         4.4(6)             Form of Common Stock Purchase Warrant (Immediate Vesting)
                              issued to stockholders of The Sentry Group, Inc. on
                              October 20, 1998

         4.5(6)             Form of Common Stock Purchase Warrant (Contingent Vesting)
                              issued to stockholders of The Sentry Group, Inc. on
                              October 20, 1998

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
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

        10.14(3)            Form of International Sales Representative Agreement

        10.15(3)            Office Lease between International Business Machines
                              Corporation and the Company dated August 1, 1994

        10.16(6)*           Form of META Group, Inc./JMI Long Term Incentive
                              Compensation Plan

        10.17(7)*           Amended and Restated 1996 Equity Compensation Plan of The
                              Sentry Group, Inc.

        10.18(8)*           Employment agreement between META Group, Inc. and Larry R.
                              DeBoever dated as of October 15, 1996

        10.19(8)*           Promissory Note dated as of November 1, 1996 issued by
                              Larry R. DeBoever to META Group, Inc. in an aggregate
                              principal amount of $500,000

        10.20(8)*           Amended and Restated 1995 Employee Stock Purchase Plan

        10.21(9)(2)*        Application Productivity Strategies Development and Services
                              Agreement between META Group, Inc., and Rubin Systems
                              Incorporated and Howard Rubin, dated October 11, 1996 (the
                              "Rubin Agreement")

        10.22(9)(2)*        Addendum to Rubin Agreement dated October 21, 1997

        10.23(9)(2)*        Addendum to Rubin Agreement dated June 30, 1998

        10.24(9)(2)*        Addendum 3 to Rubin Agreement dated June 14, 1999

        10.25*+             Letter agreement dated as of February 2, 2000 between META
                              Group, Inc. and Larry R. DeBoever (with certain
                              information omitted)

        11.1+               Statement regarding computation of per share earnings

        21.1+               List of subsidiaries

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
        23.1+               Consent of Deloitte & Touche LLP

        24.1+               Power of Attorney (see page 34)

        27.1+               Financial Data Schedule

------------------------

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

(6) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q dated November 16, 1998 (File No. 0-27280).

(7) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 333-68323).

(8) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q dated May 14, 1999 (File No. 0-27280)

(9) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q dated August 16, 1999 (File No. 0-27280)

* Indicates a management contract or any compensatory plan, contract or arrangement.

+   Filed herewith.

    (b) REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed by the Company for the quarter ended December 31, 1999.

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

                                                       META GROUP, INC.

Date: March 30, 2000                                   By:               /s/ DALE KUTNICK
                                                            -----------------------------------------
                                                                           Dale Kutnick
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                       CO-RESEARCH DIRECTOR

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 30(th) day of March 2000.

                      SIGNATURE                                           TITLE(S)
                      ---------                                           --------
                  /s/ DALE KUTNICK
     -------------------------------------------       President, Chief Executive Officer (Principal
                    Dale Kutnick                         Executive Officer) and Co-Research Director

                                                       Senior Vice President--Finance, Chief
               /s/ BERNARD F. DENOYER                    Financial Officer, Treasurer and Secretary
     -------------------------------------------         (Principal Financial Officer and Principal
                 Bernard F. Denoyer                      Accounting Officer)

               /s/ FRANCIS J. SALDUTTI
     -------------------------------------------       Director
                 Francis J. Saldutti

                 /s/ HARRY S. GRUNER
     -------------------------------------------       Director
                   Harry S. Gruner

     -------------------------------------------       Director
                   Michael Simmons

                /s/ GEORGE C. MCNAMEE
     -------------------------------------------       Director
                  George C. McNamee

     -------------------------------------------       Director
                    Howard Rubin

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
META Group, Inc.
Stamford, Connecticut

    We have audited the accompanying consolidated balance sheets of META
Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed at Item 14(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of META Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 4, 2000

                                META GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 10,106   $  9,945
  Marketable securities.....................................               21,031
  Accounts receivable, less allowance for doubtful accounts
    of $673 and $1,088......................................    55,279     35,306
  Deferred commissions......................................     2,402      1,436
  Deferred tax asset........................................       407      3,808
  Other current assets......................................     1,795      1,960
                                                              --------   --------
    Total current assets....................................    69,989     73,486
Marketable securities.......................................     6,253     15,850
Furniture and equipment, net................................     7,170      4,553
Deferred tax asset..........................................     1,908        792
Goodwill, net...............................................     5,527      5,528
Investments and advances....................................    16,210      8,669
Other assets................................................     6,393      3,309
                                                              --------   --------
    Total assets............................................  $113,450   $112,187
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    387   $  1,432
  Deferred revenues.........................................    42,111     31,276
  Accrued compensation......................................     4,934      5,314
  Accrued liabilities.......................................     2,367        782
  Other current liabilities.................................     1,966        693
                                                              --------   --------
    Total current liabilities liabilities...................    51,765     39,497
                                                              --------   --------
Commitments and contingencies (See Note 8)
Stockholders' equity:
  Preferred stock, $.01 par value, authorized 2,000,000
    shares; none issued.....................................
  Common stock, $.01 par value, authorized 45,000,000
    shares; issued 10,856,124 and 12,319,377 shares.........       109        123
  Paid-in capital...........................................    38,691     58,443
  Retained earnings.........................................    23,674     14,444
  Accumulated other comprehensive loss......................      (469)
  Treasury stock, at cost, 647,016 shares...................      (320)      (320)
                                                              --------   --------
    Total stockholders' equity..............................    61,685     72,690
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $113,450   $112,187
                                                              ========   ========

                See notes to consolidated financial statements.

                                META GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues:
  Research and advisory services............................  $71,524    $58,586    $44,152
  Strategic consulting......................................   20,844      9,404      5,214
  Published research products...............................    7,315      4,795      1,829
                                                              -------    -------    -------
    Total revenues..........................................   99,683     72,785     51,195
                                                              -------    -------    -------
Operating expenses:
  Cost of services and fulfillment..........................   52,224     35,098     24,602
  Selling and marketing.....................................   23,194     16,702     12,477
  General and administrative................................    8,356      6,753      5,006
  Depreciation and amortization.............................    2,596      1,894      1,501
                                                              -------    -------    -------
    Total operating expenses................................   86,370     60,447     43,586
                                                              -------    -------    -------
Operating income............................................   13,313     12,338      7,609
Other income, primarily interest, net.......................    1,800      2,621      2,138
                                                              -------    -------    -------
Income before provision for income taxes....................   15,113     14,959      9,747
Provision for income taxes..................................    5,883      6,174      3,980
                                                              -------    -------    -------
Net income..................................................  $ 9,230    $ 8,785    $ 5,767
                                                              =======    =======    =======
Net income per diluted common share.........................  $   .80    $   .70    $   .48
                                                              =======    =======    =======
Weighted average number of diluted common shares
  outstanding...............................................   11,501     12,596     11,937
                                                              =======    =======    =======
Net income per basic common share...........................  $   .86    $   .78    $   .53
                                                              =======    =======    =======
Weighted average number of basic common shares
  outstanding...............................................   10,719     11,326     10,821
                                                              =======    =======    =======

                See notes to consolidated financial statements.

                                META GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                            ACCUMULATED
                                               OTHER          COMMON STOCK                  RETAINED      TREASURY STOCK
                                           COMPREHENSIVE   -------------------   PAID-IN    EARNINGS    -------------------
                                 TOTAL         LOSS         SHARES     AMOUNT    CAPITAL    (DEFICIT)    SHARES     AMOUNT
                                --------   -------------   --------   --------   --------   ---------   --------   --------
Balance, January 1, 1997......  $42,728                     10,146    $   102    $43,054     $  (108)     (647)     $(320)
Exercise of stock options.....      364                      1,608         16        348
Issuance of shares under
  employee stock purchase
  plan........................      254                         21                   254
Income tax benefit from stock
  options exercised...........    6,287                                            6,287
Net income....................    5,767                                                        5,767
                                -------       -------       ------    -------    -------     -------     -----      -----
Balance, December 31, 1997....   55,400                     11,775        118     49,943       5,659      (647)      (320)
Exercise of stock options.....    1,636                        328          3      1,633
Issuance of shares under
  employee stock purchase
  plan........................      344                         21                   344
Income tax benefit from stock
  options exercised...........      984                                              984
Sentry acquisition (Note 3)...    4,706                        195          2      4,704
Sentry warrants (Note 3)......      835                                              835
Net income....................    8,785                                                        8,785
                                -------       -------       ------    -------    -------     -------     -----      -----
Balance, December 31, 1998....   72,690                     12,319        123     58,443      14,444      (647)      (320)
Exercise of stock options.....    1,538                        487          5      1,533
Issuance of shares under
  employee stock purchase
  plan........................      734                         57          1        733
Equity based compensation.....      150                                              150
Income tax benefit from stock
  options exercised...........      563                                              563
Repurchase and retirement of
  shares......................  (22,751)                    (2,007)       (20)   (22,731)
Comprehensive income:
  Unrealized loss on
    marketable securities.....     (469)      $  (469)
  Net income..................    9,230                                                        9,230
                                -------       -------       ------    -------    -------     -------     -----      -----
Total comprehensive income....    8,761
                                -------
Balance, December 31, 1999....  $61,685       $  (469)      10,856    $   109    $38,691     $23,674      (647)     $(320)
                                =======       =======       ======    =======    =======     =======     =====      =====

                See notes to consolidated financial statements.

                                META GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Operating activities:
Net income..................................................  $ 9,230    $ 8,785    $ 5,767
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    2,596      1,894      1,501
  (Benefit) provision for doubtful accounts.................     (415)       260         77
  Write-off of equipment....................................                  40
  Loss on sale of marketable securities.....................      268
  Equity based compensation.................................      150
  Deferred income taxes.....................................    2,559      5,970      3,820
  Changes in assets and liabilities (net of business
    acquisition):
    Accounts receivable.....................................  (20,660)    (8,253)    (8,243)
    Deferred commissions....................................     (966)       (85)       124
    Other current assets....................................      412       (783)      (645)
    Other assets............................................   (2,023)    (1,077)      (740)
    Accounts payable........................................   (1,074)      (271)       137
    Accrued compensation and other expenses.................    3,041        704        144
    Deferred revenues.......................................   10,835      2,110      6,251
                                                              -------    -------    -------
Net cash provided by operating activities...................    3,953      9,294      8,193
                                                              -------    -------    -------
Investing activities:
  Capital expenditures......................................   (4,978)    (3,177)    (1,908)
  Proceeds from sales/maturities of (investments in)
    marketable securities...................................   29,357     (9,135)   (12,062)
  Investments and advances..................................   (7,692)    (1,927)    (1,266)
                                                              -------    -------    -------
Net cash provided by (used in) investing activities.........   16,687    (14,239)   (15,236)
                                                              -------    -------    -------
Financing activities:
  Repurchase of shares......................................  (22,751)
  Proceeds from employee stock purchase plan................      734        344        254
  Proceeds from exercise of stock options...................    1,538      1,636        364
                                                              -------    -------    -------
Net cash (used in) provided by financing activities.........  (20,479)     1,980        618
                                                              -------    -------    -------
Net increase (decrease) in cash and cash equivalents........      161     (2,965)    (6,425)
Cash and cash equivalents at beginning of year..............    9,945     12,910     19,335
                                                              -------    -------    -------
Cash and cash equivalents at end of year....................  $10,106    $ 9,945    $12,910
                                                              =======    =======    =======
Supplemental information:
  Cash paid during the year for income taxes................  $   846    $   221    $   216
                                                              =======    =======    =======

    During the year ended December 31, 1998, the Company acquired The Sentry Group, Inc. for 195,066 shares of common stock valued at $4.7 million and warrants valued at $835,000.

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION

    META Group, Inc. and its wholly-owned subsidiaries, The Sentry Group, Inc. (see Note 3) and MG (Bermuda) Ltd. (collectively the "Company"), is an independent market and business process assessment company. The Company provides research and analysis of developments, trends and organizational issues relating to the computer hardware, software, communications and related information technology ("IT") industries and their impact on the conduct of business to IT users and vendors. IT user organizations utilize the Company's research, analysis and recommendations to develop and employ cost-effective and revenue enhancing strategies for selecting and implementing timely IT solutions and for aligning these solutions with business priorities. IT vendors use the Company's services for help in product positioning, marketing and market planning, as well as for internal IT decision-making.

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

    Revenues from international sales representative organizations, primarily in Europe, accounted for approximately 16%, 15% and 14% of the Company's total Research and Advisory Services revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

2. SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of META Group, Inc., MG (Bermuda) Ltd., and The Sentry Group, Inc. since the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

    REVENUE AND COMMISSION EXPENSE RECOGNITION Research and Advisory Services revenues are recognized on a straight-line basis over the subscription contract period, generally one year. All subscription contracts are billable at signing, absent special terms granted on a limited basis from time to time. As such, the Company's policy is to record at the time of signing of a Research and Advisory Services subscription contract the fees receivable and related deferred revenues for the full amount of the subscription contract. The Company also records the related commission obligation upon the signing of the subscription contract and amortizes the corresponding deferred commission expense over the subscription period in which the related Research and Advisory Services revenues are earned and amortized to income. All subscription contracts are cancelable only for non-performance, except for certain government contracts which have a 30-day cancellation clause. Historically, such cancellations have not been material. Strategic Consulting revenues and Published Research Products revenues are recognized at the time the related service is rendered or product delivered.

    REVENUE PRESENTATION In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Effective January 1, 1999, the Company changed the way it reports revenues on its Consolidated Statements of Income to be consistent with the direction of SFAS 131. Consequently, the Company now reports separately the revenues earned from each of its three operating segments, which is consistent with the way the Company manages its operations.

    RECLASSIFICATIONS Certain prior year balances have been reclassified to conform with the current year presentation.

    PRODUCT DEVELOPMENT All costs incurred in the development of new products and services are expensed as incurred.

    FURNITURE AND EQUIPMENT Furniture and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets which range from two to seven years.

    INCOME TAXES Deferred income taxes are provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities as measured by the presently enacted tax rates.

    CASH EQUIVALENTS AND MARKETABLE SECURITIES Cash and cash equivalents include cash on hand and all investments in highly liquid instruments purchased with original maturities of three months or less. At December 31, 1999 and 1998, the Company had cash equivalents of $5,774 and $5,409, respectively. Investments with original maturities of more than three months are classified as marketable securities. Marketable securities at December 31, 1999 are considered "available-for-sale" and carried at fair market value (see Note 4). Unrealized losses, net of income tax benefits, are reflected as "accumulated other comprehensive loss" in Stockholders' Equity and have no effect on net income.

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

    CONCENTRATION OF CREDIT RISK The Company has no material off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company invests the majority of its cash balances in short-term, high quality marketable debt securities, managed by three financial institutions. The Company's accounts receivable balances are primarily domestic. No single client accounted for greater than 4% of revenues or represents a significant credit risk to the Company.

    FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amount of all of the Company's cash and cash equivalents, and marketable securities, approximates fair value due to the short-term maturity of those investments.

    LONG LIVED ASSETS The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company's ability to recover the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted cash flows are less than the carrying value of such asset, an impairment loss would be recognized for the difference between estimated fair value and carrying value. This assessment of impairment requires management to make estimates of expected future cash flows. It is at least reasonably possible that future events or circumstances could cause these estimates to change.

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

    ADOPTION OF FINANCIAL ACCOUNTING STANDARDS In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and defines a derivative and establishes common accounting principles for all types of derivative financial instruments. The Company is currently evaluating the impact, if any, of SFAS No. 133.

3. ACQUISITIONS

    In October 1998, the Company completed the acquisition of all of the outstanding capital stock of The Sentry Group, Inc. ("Sentry"), an IT consulting company, for an initial payment of 195,066 shares of common stock and a contingent payment of up to $7 million in common stock or (at the Company's option) cash in the event certain financial targets were met by Sentry for 1999. As of December 31, 1999, a contingent payment of $7 million had been earned and the Company intends to pay such earned amount principally in stock and, to a lesser extent, in cash on or about April 30, 2000. The Company currently anticipates that it will file a registration statement with the Securities and Exchange Commission to provide for the resale of the contingent shares on or about April 30, 2000 and the amount of contingent consideration it intends to pay in cash and all associated costs will be approximately $500,000. In addition, the Company issued to Sentry stockholders warrants to purchase up to 200,000 shares of the Company's common stock at $30.00 per share, 125,000 warrants of which were immediately exercisable and 75,000 warrants which were contingently exercisable upon Sentry achieving certain financial targets in 1999. Because such financial targets were achieved, the contingent warrants become fully exercisable. The 125,000 warrants expire in October 2002. The 75,000 warrants expire four years after the date the Company pays the contingent consideration. The fair value of the contingent warrants, as well as the $7 million contingent payment, will increase goodwill when paid.

    The fair value of the noncontingent consideration, including acquisition costs, was $5.9 million. The acquisition was accounted for under the purchase method and, accordingly, the operations of Sentry have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair values. Such allocation resulted in goodwill of $5.6 million which is being amortized over thirty years. Accumulated amortization of goodwill at December 31, 1999 and 1998 was $231,000 and $37,000, respectively.

    The unaudited pro forma results of operations for the years ended
December 31, 1998 and 1997 have been set forth below as though the acquisition had occurred as of January 1, 1997.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                            ---------------------
                                                              1998        1997
                                                            ---------   ---------
                                                            (IN THOUSAND'S EXCEPT
                                                             PER SHARE AMOUNTS)
                                                                 (UNAUDITED)
Revenues..................................................   $79,200     $59,365
Income before income taxes................................    14,745       9,973
Net income................................................     8,659       5,901
Net income per common share
  Diluted.................................................   $   .68     $   .49
  Basic...................................................   $   .75     $   .54

    In 1997, the Company completed the acquisition of certain assets of The Verity Group ("Verity"), an IT consulting company, for an initial payment of $1,000 in cash and contingent consideration of up to $1,080,000 in cash in the event certain financial targets are met by Verity in each of the four years ending December 31, 2001. In March 1999, the Company paid Verity $152,000 for meeting the 1998 financial targets. The payment increased goodwill in 1999. Consideration, if any, for Verity's 1999 results will be paid by March 31, 2000.

4. MARKETABLE SECURITIES

    At December 31, 1998, the Company held investments in marketable securities which were classified as held-to-maturity; accordingly, they were carried at amortized cost plus accrued interest on the consolidated balance sheet. Effective in the quarter ended June 30, 1999, the Company reclassified its entire portfolio of marketable securities from held-to-maturity to available for sale. At December 31, 1999, such securities have been marked-to-market, resulting in an unrealized loss of $469,000, net of $274,000 of income tax benefits. The unrealized loss is reflected as "Accumulated other comprehensive loss" in Stockholders' equity and has no effect on net income for the year ended December 31, 1999. During the year ended December 31, 1999, the Company liquidated $29.3 million of its marketable securities on hand at December 31, 1998. Of the $29.3 million, $17.7 million was used to finance the Company's stock repurchase plan (Note 7), $5 million was re-invested into short-term commercial paper (classified as a cash equivalent on the December 31, 1999 consolidated balance sheet), and $6.6 million was used for working capital purposes. Of the $29.3 million, $14 million came from proceeds of securities that were either called by the issuer or matured, and $15.3 million came from securities that were sold. During 1999, the Company recognized $268,400 in losses on the sale of marketable securities. These losses are reflected in "Other income" on the Company's consolidated statements of income. Marketable securities at December 31, 1999 and 1998 include the following (in thousands):

                                                          DECEMBER 31, 1999
                                                 ------------------------------------
                                                                GROSS
                                                              UNREALIZED
                                                               HOLDING         FAIR
                                                   COST     GAINS (LOSSES)    VALUE
                                                 --------   --------------   --------
U.S. government issued mortgage backed bonds...   $6,996        $(743)        $6,253
                                                  ======        =====         ======

                                                         DECEMBER 31, 1998
                                                     -------------------------
Discounted commercial paper........................  $20,370   $ 477   $20,847
U.S. government issued mortgage backed bonds.......   12,000     (97)   11,903
Asset backed securities............................    1,850             1,850
Municipal bonds....................................    2,000             2,000
Accrued interest...................................      661               661
                                                     -------   -----   -------
                                                     $36,881   $ 380   $37,261
                                                     =======   =====   =======

    The contractual maturities of marketable securities at December 31, 1999 are as follows (in thousands):

                                                               DECEMBER 31, 1999
                                                              -------------------
                                                                           FAIR
                                                                COST      VALUE
                                                              --------   --------
Due after one year through fifteen years....................   $6,996     $6,253
                                                               ======     ======

    Actual maturities may differ from contractual maturities because the borrower has the right to call the obligations.

5. FURNITURE AND EQUIPMENT

    Furniture and equipment consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Leasehold improvements......................................   $  528     $  399
Computer equipment, software, and peripherals...............   10,397      7,186
Furniture and fixtures......................................    1,173        942
                                                               ------     ------
                                                               12,098      8,527
Less: accumulated depreciation and amortization.............   (4,928)    (3,974)
                                                               ------     ------
                                                               $7,170     $4,553
                                                               ======     ======

    Depreciation of furniture and equipment was $2.3 million, $1.8 million, $1.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

6. INVESTMENTS AND ADVANCES

    During the years ended December 31, 1999 and 1998, the Company continued to make investments in and advances to companies in parallel or synergistic industries. The Company's strategy is to financially support companies, preferably start-up organizations, that are closely aligned with its long-term vision of the market. Such investments and advances are summarized below (in thousands):

                                                        DECEMBER 31, 1999        DECEMBER 31, 1998
                                                      ----------------------   ----------------------
                                                      INVESTMENTS   ADVANCES   INVESTMENTS   ADVANCES
                                                      -----------   --------   -----------   --------
Computerwire, plc...................................     $1,717      $  726       $1,717      $  520
Spikes Cavell & Co..................................      2,690                    2,690
SPEX Research LLC...................................        105         200           92         200
Market Perspectives, Inc............................        755                      294
FirstMatter (SRI)...................................        195       1,082          195       1,082
Client Server Labs/Tescom...........................      1,374                    1,029
IMG.................................................                    323                      321
IMT.................................................                    530                      529
META Security Group, Inc............................                  3,003
Syndicated Research Group...........................                    960
Ninth House, Inc....................................      1,050
Enamics, Inc........................................        487       1,013
                                                         ------      ------       ------      ------
                                                         $8,373      $7,837       $6,017      $2,652
                                                         ======      ======       ======      ======

    In December 1999, the Company invested $487,000 in Enamics, Inc. ("Enamics") in exchange for shares of Enamics Series A Cumulative Convertible Preferred Stock. In addition, the Company advanced $1 million in exchange for a secured subordinated note, convertible into Enamics' Series A Cumulative Convertible Preferred Stock. Enamics was established to assist companies define, simulate, plan and architect e-Business initiatives.

    In November 1999, the Company invested $1 million in Ninth House, Inc. ("Ninth House"), in exchange for shares of Ninth House's Series B Convertible Preferred Stock. Ninth House is a provider of interactive, online learning content to businesses and individuals, utilizing both the Internet and corporate intranets as delivery platforms.

    In May 1999, the Company advanced $960,000 to Syndicated Research Group ("SRG") in exchange for a subordinated convertible promissory note, convertible into SRG's Series A Convertible Preferred Stock. SRG is a research and advisory firm dedicated to helping human resource professionals make business decisions concerning human capital management issues.

    In March 1999, the Company entered into an agreement to advance
$2.8 million to META Security Group, Inc. ("MSG"), an independent Internet security consulting firm, in exchange for a secured convertible promissory note, convertible into MSG's common stock. As of December 31, 1999, the Company had advanced the full $2.8 million. In July 1999, the Company entered into an agreement to advance an additional $1 million to MSG in exchange for a secured promissory note. As of December 31, 1999, $216,000 had been advanced under such agreement.

    In October 1998, the Company advanced $500,000 to IMT Strategies, Inc. ("IMT") in exchange for a secured convertible promissory note, convertible into IMT's common stock. IMT was established to deliver syndicated research, publications, consulting services, management education and training focused on the integration of marketing and technology.

    In October 1998, the Company advanced $300,000 to Intermedia Group, Inc. ("IMG") in the form of a loan represented by a senior secured promissory note, convertible into IMG's common stock. IMG is an integrated media and conference business established to serve markets in a complementary fashion to the Company's main lines or new lines of business.

    In September 1998, the Company made an investment of $1 million in Client/Server Labs, Inc. ("CSL"), a supplier of performance and functional IT testing services, in exchange for shares of CSL common stock. In the first quarter of 1999, the Company advanced an additional $300,000 to CSL in exchange for a convertible promissory note, convertible into CSL common stock. In December 1999, the Company exercised its conversion option and received shares of CSL common stock. In December 1999, all of the outstanding shares of common stock of CSL were acquired by Tescom Software Systems Testing Ltd. ("Tescom"), a full service independent IT testing company, in exchange for shares of Tescom common stock. Pursuant to such acquisition, the Company's shares in CSL were exchanged for restricted shares of Tescom.

    In August 1998, Spikes Cavell & Company Limited ("SC"), a UK based corporation, sold its market research database business to Ziff-Davis, Inc. for up-front cash consideration and contingent performance-based consideration to be paid through 2002. In September 1999, SC was placed in voluntary liquidation and the collection of the contingent consideration is being addressed by a licensed insolvency practitioner and joint liquidator appointed by the creditors committee. The market research database business supporting the contingent payment continues to operate as a business unit of Ziff-Davis, Inc. and the Company has no reason to believe its investment in SC has been impaired.

    All of the investments listed above are for less than a 20% stock ownership interest in the investee. As the Company does not exert significant influence in of any of the investees, all investments are accounted for on the cost basis.

7. COMMON STOCK REPURCHASES

    On April 14, 1999, the Company's Board of Directors unanimously authorized the repurchase of up to 1.2 million shares of its common stock in the open market and in privately negotiated transactions from time to time, depending on market conditions and other factors. On May 3, 1999, the Company announced the expansion of the repurchase program to a total of 2.4 million shares. During the period April 19, 1999 to June 15, 1999, 1,989,993 shares were repurchased at an average price of $11.28 per share for a total cost of $22.5 million. All shares repurchased have been retired to the status of authorized but unissued.

    Additionally, in April 1999, the Company repurchased for approximately $266,470 in cash 2,389 shares of its common stock and warrants to purchase 2,449 shares of its common stock from a minority stockholder pursuant to the terms of a Settlement Agreement, dated October 31, 1995, between the stockholder and Sentry. Such repurchase obligation was assumed by the Company upon the acquisition of Sentry in October 1998. The fair market value of the repurchased securities and all associated costs were recovered from a purchase consideration escrow established for the satisfaction of indemnification claims pursuant to the terms of the Agreement and Plan of Merger between Sentry and the Company. Such recovery by the Company was in the form of a release of 15,264 shares of the Company's common stock from the Sentry purchase consideration escrow. Such released shares were retired to the status of authorized but unissued.

8. COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENTS:

    The Company leases office facilities and equipment under noncancelable operating leases. Future minimum lease payments relative to these agreements are as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
2000........................................................  $ 3,399
2001........................................................    3,192
2002........................................................    1,500
2003........................................................    1,210
2004........................................................    1,204
Thereafter..................................................    2,181
                                                              -------
                                                              $12,686
                                                              =======

    Total rent expense was $2.5 million, $2.0 million and $1.6 million for years ended December 31, 1999, 1998, and 1997, respectively.

    CONTINGENCIES:

    The Company is a party to certain legal proceedings arising in the ordinary course of business. The Company believes that none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations or financial position. Accordingly, no provision for any liability has been made in the accompanying consolidated financial statements.

    GUARANTEES:

    The Company currently guarantees certain local bank borrowings of its independent sales representative organizations by extending irrevocable letters of credit to local banks, renewable annually. Should the independent sales representatives default on the terms of their repayment obligations to their bank, the Company's guarantee could be called upon. At December 31, 1999, the total of these guarantees is approximately $1.5 million and no individual guarantee exceeds $350,000. In addition, the Company has a $600,000 letter of credit with a bank for its Stamford, CT office lease. Should the Company default on any lease payments, the letter of credit may be called.

9. INCOME TAXES

    The provision for income taxes is as follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
Current--federal....................................   $1,890     $  204
      --state and other.............................    1,434                $  160
                                                       ------     ------     ------
                                                        3,324        204        160
                                                       ------     ------     ------
Deferred--federal...................................    1,477      4,908      2,866
       --state......................................    1,082      1,062        954
                                                       ------     ------     ------
                                                        2,559      5,970      3,820
                                                       ------     ------     ------
                                                       $5,883     $6,174     $3,980
                                                       ======     ======     ======

    A reconciliation of the income tax provision from the amount computed using the federal statutory rate is as follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
Income tax at statutory rate........................   $5,289     $5,086     $3,314
State and other taxes, net of federal benefit.......    2,454      1,007        659
Impact of valuation allowance.......................   (1,939)
Other...............................................       79         81          7
                                                       ------     ------     ------
                                                       $5,883     $6,174     $3,980
                                                       ======     ======     ======

    The principal components of the Company's deferred tax assets and (liabilities) are as follows (in thousands):

                                                                DECEMBER 31,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
Depreciation and amortization..............................   $  244    $    96
Unrealized losses on securities............................      383
Allowance for doubtful accounts............................      407        420
Capitalization of product development costs................                  30
Net operating loss carryforwards...........................    1,666      6,061
Other......................................................     (182)       135
                                                              ------    -------
Deferred tax asset.........................................    2,518      6,742
  Valuation allowance......................................     (203)    (2,142)
                                                              ------    -------
Net deferred tax asset.....................................   $2,315    $ 4,600
                                                              ======    =======

    During the year ended December 31, 1999, the Company decreased the valuation allowance by $1.9 million. Of this amount, $1.1 million was decreased due to the utilization of net operating loss carryforwards during 1999. The remaining $800,000 decrease resulted from a change in federal tax law that will permit the utilization of Sentry's pre-acquisition net operating losses by the Company. While such losses will be subject to an annual limitation, the Company believes that it is more likely than not that such losses will be utilized in full during the carryforward period.

    During the year ended December 31, 1998, the Company increased the valuation allowance by $1 million to properly reflect the additional valuation allowance related to the deferred tax assets acquired as part of the Sentry acquisition.

    At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of $3.9 million expiring in 2000 through 2012.

    The exercise of non-qualified stock options and the disqualifying dispositions of incentive stock options under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the recipients and deductible by the Company for federal and state income tax purposes. The tax benefit recognized from the utilization of such deductions increased paid-in capital by $563,000, $1.0 million, and $6.3 million during the years ended December 31, 1999, 1998, and 1997, respectively. As of December 31, 1999, 365,057 shares were issuable upon the exercise of outstanding non-qualified stock options held by employees.

10. STOCK OPTION PLANS

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

    Stock option activity under the Plans from January 1, 1997 to December 31, 1999 was as follows:

                                                                                      WEIGHTED-AVERAGE
                                                                                           PRICE
                                                     OPTIONS     OPTION PRICE RANGE       EXERCISE
                                                    ----------   ------------------   ----------------
Outstanding January 1, 1997.......................   3,132,031    $  .10 - $22.17         $ 3.5771
  Granted.........................................     792,635     11.83 -  16.50          12.7417
  Exercised.......................................  (1,608,021)      .10 -  15.83            .3616
  Canceled........................................    (148,928)      .63 -  17.67          12.0209
                                                    ----------    ---------------         --------
Outstanding December 31, 1997.....................   2,167,717       .10 -  22.17           8.7850
  Granted.........................................   1,332,999     15.58 -  27.44          19.1136
  Exercised.......................................    (327,817)      .10 -  17.67           4.9931
  Canceled........................................    (232,626)     3.17 -  24.13          17.0729
                                                    ----------    ---------------         --------
Outstanding December 31, 1998.....................   2,940,273       .10 -  27.44          13.2346
  Granted.........................................   1,304,350      8.25 -  25.25          11.3674
  Exercised.......................................    (487,262)      .10 -  21.79           3.1561
  Canceled........................................    (340,979)     8.25 -  25.25          15.8019
                                                    ----------    ---------------         --------
Outstanding December 31, 1999.....................   3,416,382    $  .25 - $27.44         $13.7086
                                                    ==========    ===============         ========
Exercisable:
  December 31, 1999...............................   1,145,481                            $12.8367
                                                    ==========
  December 31, 1998...............................   1,123,502                            $ 6.9421
                                                    ==========
  December 31, 1997...............................   1,015,941                            $ 4.2446
                                                    ==========

    At December 31, 1999, 365,057 shares were issuable upon the exercise of outstanding NQSOs. All other stock options outstanding were ISOs.

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

    AMENDED AND RESTATED 1995 EMPLOYEE STOCK PURCHASE PLAN. The Amended and Restated 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan") was adopted by the Board of Directors and approved by the Company's stockholders on October 2, 1995. The 1995 Purchase Plan provides for the issuance of a maximum of 375,000 shares of common stock pursuant to the exercise of non-transferable options granted to participating employees. The exercise price for the option is 85% of the lesser of the market price of the Company's common stock on the first or last day of the semi-annual plan period. During the years ended December 31, 1999 and 1998, the Company issued 57,131 and 21,620 shares, respectively, under the 1995 Purchase Plan.

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

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                 OPTIONS OUTSTANDING
                        -------------------------------------      OPTIONS EXERCISABLE
                                         WEIGHTED               -------------------------
                                          AVERAGE    WEIGHTED                    WEIGHTED
      RANGE OF              NUMBER       REMAINING   AVERAGE        NUMBER       AVERAGE
      EXERCISE           OUTSTANDING       LIFE      EXERCISE    EXERCISABLE     EXERCISE
       PRICES           AS OF 12/31/99    (YEARS)     PRICE     AS OF 12/31/99    PRICE
---------------------   --------------   ---------   --------   --------------   --------
   $  .25 - $ 8.25          919,711        6.27      $ 6.3755       253,361      $ 1.4455
     9.75 -  12.33          456,053        7.94       11.1387       140,101       11.8333
    13.02 -  15.58          658,471        7.47       14.4753       283,471       14.5648
    15.83 -  16.67          745,480        7.30       15.8441       328,813       16.1191
    16.67 -  27.44          636,667        7.84       22.8489       139,735       23.2669
   ---------------        ---------        ----      --------     ---------      --------
   $  .25 - $27.44        3,416,382        7.24      $13.7086     1,145,481      $12.8367
   ===============        =========        ====      ========     =========      ========

    The weighted average remaining contractual life of options outstanding at December 31, 1999, 1998 and 1997 was 7.24, 7.29 and 7 years, respectively. The estimated fair value of options granted during 1999, 1998 and 1997 was $6.81, $10.55 and $6.52 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. Had compensation cost for the Company's stock option plans and stock purchase plan been determined based on fair value at the option grant dates for awards in accordance with the provisions of SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1999, 1998 and 1997, would have been reduced to the pro forma amounts indicated below:

                                                        1999       1998       1997
                                                      --------   --------   --------
Net income:
  As reported.......................................   $9,230     $8,785     $5,767
  Pro forma.........................................    4,845      5,460      3,867
Net income per diluted common share:
  As reported.......................................   $  .80     $  .70     $  .48
  Pro forma.........................................      .42        .43        .32
Net income per basic common share:
  As reported.......................................   $  .86     $  .78     $  .53
  Pro forma.........................................      .45        .48        .36

    The fair value of options granted under the Company's fixed stock option plans during 1999, 1998 and 1997 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used: dividend yield of zero, expected volatility of approximately 57% - 65%, risk free interest rate of approximately 5% - 6.5% and expected lives of option grants of approximately 2.5 - 4.5 years. Pro forma compensation cost related to shares purchased under the 1995 Employee Stock Purchase Plan is measured based on the discount from market value. The effects of applying
SFAS 123 in this pro forma disclosure are not indicative of future pro forma effects.

    LONG TERM INCENTIVE PLAN

    In July 1998 the Company adopted the META Group, Inc./JMI Long Term Incentive Compensation Plan (the "Long Term Plan"). The Long Term Plan provides for the issuance of a maximum of 1,000 units to key officers of the Company. The total number of units to be granted, selection of key officers for participation in the Long Term Plan, the number of units to be granted to each participant, the vesting period and the determination of the value of each participant's units are generally determined by the Compensation Committee. As of December 31, 1999, a total of 280 units were granted to key officers of the Company and 720 units were available for future grants. No compensation expense was recognized by the Company pursuant to the Long Term Plan during the years ended December 31, 1999 and 1998.

11. EMPLOYEE 401(k) SAVINGS PLAN

    The Company has a tax-deferred employee 401(k) savings plan covering substantially all employees. Contributions by the Company are made at the Company's discretion. No contributions have been made by the Company under this plan. On December 9, 1999, the Board of Directors authorized the merger of Sentry's 401(k) profit sharing plan (the "Sentry Plan") into the Company's existing plan. The merger is effective as of January 1, 2000. Immediately prior to the effective date of the merger, all participants in the Sentry Plan became 100% vested in their account balance under the Sentry Plan.

12. RELATED PARTY TRANSACTIONS

    In July 1998 the Board of Directors approved the META Group, Inc./JMI Long Term Incentive Compensation Plan (the "Long Term Plan") with a significant retention feature for key management employees. The Company subscribed for up to $4.0 million in limited partnership interests in the JMI Equity Side Fund, L.P. (the "JMI Fund"), a venture capital fund managed by JMI Associates. The JMI Fund will co-invest along with other funds affiliated with JMI Associates. The Company has agreed to use the realized returns, if any, on the Company's investment in the JMI Fund to fund payouts under the Plan to key management employees. No compensation expense was recognized by the Company pursuant to the Long Term Plan during the years ended December 31, 1999 and 1998. Contemporaneously with the Company's subscription to the JMI Fund, JMI Partners, L.P., an affiliate of the JMI Fund, became a full-service client of the Company. In 1999 and 1998, the Company received $125,000 from JMI Partners, L.P. in consideration of services and consulting. A director of the Company is a general partner of JMI Partners, L.P., the general partner of JMI Equity Fund, L.P. and an affiliate of JMI Associates. The director does not have a direct material interest in the JMI Fund and does not sit on the Compensation or Audit Committees of the Board of Directors. As of December 31, 1999 and 1998, the Company invested $2,154,000 and $634,000, respectively, in the JMI Fund which is included in other assets on the consolidated balance sheets.

    In October 1996, the Company entered into an agreement (the "Original Agreement") with Rubin Systems, Inc. ("RSI"), a provider of IT and software engineering measurement consulting. Under the Original Agreement, RSI provides, on an exclusive basis, measurement research and analysis for use in the Company's PEMS service. In June 1998, the Company and RSI entered into an addendum to the Original Agreement whereby the Company distributes for RSI certain published research products, primarily the Worldwide Benchmark Report (a publication presenting facts and trend-line data concerning IT performance and productivity, budgets and spending, emerging technologies and business requirements compiled from a worldwide sample of IT organizations). The Company recognized $3,411,000, $1,769,000 and $553,300 in revenues from the sale of RSI derivative products during the years ended December 31, 1999, 1998 and 1997, respectively. In exchange for the content provided by RSI, the Company paid $825,500, $470,700 and $237,000 in royalties to RSI during the years ended December 31, 1999, 1998 and 1997, respectively. RSI is wholly-owned by a director of the Company.

    In March 1995, the Company entered into an exclusive strategic alliance agreement with First Albany Corporation ("First Albany"), a financial services firm. The agreement provides for the distribution of the Company's written research and analysis, in its original form or as customized and expanded by First Albany, to First Albany's financial services customers, which include many institutional investors who are large IT users. The agreement restricts the Company from marketing its services to any broker dealer or sell-side firm offering services similar to those offered by First Albany. The Company is permitted to market and sell Research and Advisory Services directly to First Albany customers. This agreement is annually renewable by First Albany, subject to attainment of specified minimum revenue targets. The Company recognized $875,000, $750,000 and $616,500 in revenues from this arrangement during the years ended December 31, 1999, 1998, and 1997, respectively. First Albany owns 209,500 shares of the Company's common stock as of December 31, 1999. A director of the Company is also Chairman and Co-Chief Executive Officer of First Albany.

13. SEGMENT REPORTING

    The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the fourth quarter of 1998. SFAS
No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Executive Committee, which is comprised of the President and the executive officers of the Company. The operating segments are managed separately because each operating segment represents a strategic business unit that offers distinct products/services.

    The Company's operating segments consist of Research and Advisory Services, Strategic Consulting and Published Research Products. Research and Advisory Services provide comprehensive coverage of virtually all relevant IT and business related issues faced by its clients through client/analyst interaction and published conclusions and recommendations to the client's specific IT requirements. Strategic Consulting provides custom consulting services tailored to meet individual client requirements. Published Research Products offer a variety of topic-specific reports designed to serve both as complements to the Company's core services and as stand-alone deliverables that meet specific assessment requirements.

    The accounting policies of the operating segments are the same as those described in Note 2 except that the disaggregated financial results for the Company's operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Company evaluates performance based on stand alone segment operating income, defined as the segment revenues less segment cost of sales and corporate general and administrative allocations. Management does not allocate corporate assets, depreciation and amortization, non-operating income (interest income), or income taxes when measuring segment results.

    Information by operating segment is set forth below (in thousands):

                                                   RESEARCH AND                PUBLISHED
                                                     ADVISORY     STRATEGIC    RESEARCH    CONSOLIDATED
                                                     SERVICES     CONSULTING   PRODUCTS       TOTAL
                                                   ------------   ----------   ---------   ------------
YEAR ENDED DECEMBER 31, 1999
Revenues.........................................     $71,524      $20,844      $7,315        $99,683
Operating income.................................      10,529        3,219        (435)        13,313
Assets...........................................          --           --          --        113,450

YEAR ENDED DECEMBER 31, 1998
Revenues.........................................     $58,586      $ 9,404      $4,795        $72,785
Operating income.................................      10,320        1,881         137         12,338
Assets...........................................          --           --          --        112,187

YEAR ENDED DECEMBER 31, 1997
Revenues.........................................     $44,152      $ 5,214      $1,829        $51,195
Operating income.................................       7,440          330        (161)         7,609
Assets...........................................          --           --          --         89,453

INTERNATIONAL OPERATIONS:

    The Company sells its products internationally through a network of 35 independent sales representative organizations located primarily in Canada and Europe. For each of the three years in the period ended December 31, 1999, net sales to international sales representatives were $11,664,000, $8,990,000 and $5,972,000, respectively.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth certain key interim financial information for the years ended December 31, 1999 and 1998.

                                                           FIRST      SECOND     THIRD      FOURTH
                                                          QUARTER    QUARTER    QUARTER    QUARTER
                                                          --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999:
Revenues:
  Research and advisory services........................  $15,808    $16,852    $18,600    $20,264
  Strategic consulting..................................    2,870      5,247      5,607      7,120
  Published research products...........................    1,427      2,012      1,272      2,604
                                                          -------    -------    -------    -------
    Total revenues......................................   20,105     24,111     25,479     29,988
                                                          -------    -------    -------    -------
Operating expenses:
  Cost of services and fulfillment......................   11,286     12,883     13,282     14,773
  Selling and marketing.................................    4,982      5,806      5,395      7,011
  General and administrative............................    1,793      2,080      2,006      2,477
  Depreciation and amortization.........................      593        659        683        661
                                                          -------    -------    -------    -------
    Total operating expenses............................   18,654     21,428     21,366     24,922
                                                          -------    -------    -------    -------
Operating income........................................    1,451      2,683      4,113      5,066
                                                          -------    -------    -------    -------
Net income..............................................  $ 1,309    $ 2,048    $ 2,454    $ 3,419
                                                          =======    =======    =======    =======
Net income per diluted common share.....................  $   .10    $   .18    $   .23    $   .31
                                                          =======    =======    =======    =======
Net income per basic common share.......................  $   .11    $   .19    $   .24    $   .34
                                                          =======    =======    =======    =======

                                                           FIRST      SECOND     THIRD      FOURTH
                                                          QUARTER    QUARTER    QUARTER    QUARTER
                                                          --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998:
Revenues:
  Research and advisory services........................  $13,179    $13,805    $15,244    $16,358
  Strategic consulting..................................    1,076      1,705      1,992      4,631
  Published research....................................      887        950      1,218      1,740
                                                          -------    -------    -------    -------
    Total revenues......................................   15,142     16,460     18,454     22,729
                                                          -------    -------    -------    -------
Operating expenses:
  Cost of services and fulfillment......................    7,538      7,857      8,675     11,028
  Selling and marketing.................................    3,446      4,050      4,270      4,936
  General and administrative............................    1,520      1,437      1,764      2,032
  Depreciation and amortization.........................      447        453        458        536
                                                          -------    -------    -------    -------
    Total operating expenses............................   12,951     13,797     15,167     18,532
                                                          -------    -------    -------    -------
Operating income........................................    2,191      2,663      3,287      4,197
                                                          -------    -------    -------    -------
Net income..............................................  $ 1,648    $ 1,967    $ 2,356    $ 2,814
                                                          =======    =======    =======    =======
Net income per diluted common share.....................  $   .13    $   .16    $   .19    $   .22
                                                          =======    =======    =======    =======
Net income per basic common share.......................  $   .15    $   .17    $   .21    $   .24
                                                          =======    =======    =======    =======

    The total of quarterly earnings per share may not equal the annual amount as earnings per share is calculated independently for each quarter.

                                META GROUP, INC.
                     INDEX TO EXHIBITS FILED WITH FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
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

         4.3(1)             Escrow Agreement dated as of October 20, 1998 among META
                              Group, Inc., Peter A. Naber and State Street Bank and
                              Trust Company

         4.4(6)             Form of Common Stock Purchase Warrant (Immediate Vesting)
                              issued to stockholders of The Sentry Group, Inc. on
                              October 20, 1998

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

        10.12(3)*           Form of Certificate and Agreement under 1993 Stock Option
                              and Incentive Plan

        10.13(3)*           Form of Warrant under the Restated and Amended 1989 Stock
                              Option Plan and 1993 Stock Option and Incentive Plan

        10.14(3)            Form of International Sales Representative Agreement

        10.15(3)            Office Lease between International Business Machines
                              Corporation and the Company dated August 1, 1994

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
        10.16(6)*           Form of META Group, Inc./JMI Long Term Incentive
                              Compensation Plan

        10.17(7)*           Amended and Restated 1996 Equity Compensation Plan of The
                              Sentry Group, Inc.

        10.18(8)*           Employment agreement between META Group, Inc. and Larry R.
                              DeBoever dated as of October 15, 1996

        10.19(8)*           Promissory Note dated as of November 1, 1996 issued by
                              Larry R. DeBoever to META Group, Inc. in an aggregate
                              principal amount of $500,000

        10.20(8)*           Amended and Restated 1995 Employee Stock Purchase Plan

        10.21(9)(2)*        Application Productivity Strategies Development and Services
                              Agreement between META Group, Inc., and Rubin Systems
                              Incorporated and Howard Rubin, dated October 11, 1996 (the
                              "Rubin Agreement")

        10.22(9)(2)*        Addendum to Rubin Agreement dated October 21, 1997

        10.23(9)(2)*        Addendum to Rubin Agreement dated June 30, 1998

        10.24(9)(2)*        Addendum 3 to Rubin Agreement dated June 14, 1999

        10.25*+             Letter agreement dated as of February 2, 2000 between META
                              Group, Inc. and Larry R. DeBoever (with certain
                              information omitted)

        11.1+               Statement regarding computation of per share earnings

        21.1+               List of Subsidiaries

        23.1+               Consent of Deloitte & Touche LLP

        24.1+               Power of Attorney (see page 34)

        27.1+               Financial Data Schedule

------------------------

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

(6) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q dated November 16, 1998 (File No. 0-27280).

(7) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 333-68323).

(8) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q dated May 14, 1999 (File No. 0-27280)

(9) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q dated August 16, 1999 (File No. 0-27280)

* Indicates a management contract or any compensatory plan, contract or arrangement.

+   Filed herewith.

                                                                     SCHEDULE II

                                META GROUP, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                 ADDITIONS
                                                       -----------------------------
                                                          CHARGED         CHARGED
                                         BALANCE AT    (CREDITED) TO   (CREDITED) TO                 BALANCE
                                        BEGINNING OF     COSTS AND         OTHER                     AT END
                                           PERIOD        EXPENSES        ACCOUNTS      DEDUCTIONS   OF PERIOD
                                        ------------   -------------   -------------   ----------   ---------
Year ended December 31, 1999:
  Allowance for doubtful accounts.....     $1,088         $  (415)                                   $  673
                                           ======         =======                                    ======
  Valuation allowance for deferred tax
    asset.............................     $2,142         $(1,939)(a)                                $  203
                                           ======         =======                                    ======

Year ended December 31, 1998:
  Allowance for doubtful accounts.....     $  828         $   260                                    $1,088
                                           ======         =======                                    ======
  Valuation allowance for deferred tax
    asset.............................     $1,142                         $1,000(b)                  $2,142
                                           ======                         ======                     ======

Year ended December 31, 1997:
  Allowance for doubtful accounts.....     $  751         $    77                                    $  828
                                           ======         =======                                    ======
  Valuation allowance for deferred tax
    asset.............................     $  849         $   343                          $50       $1,142
                                           ======         =======                          ===       ======

------------------------

(a) Reflects the utilization in 1999 and the projected utilization of the Company's net operating loss carryforwards.

(b) Reflects the additional allowance related to the deferred tax assets acquired as part of the acquisition of The Sentry Group, Inc.