Form 10-Q
period 2000-03-31
META GROUP INC
filed 2000-05-15
CIK 1000015

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly period ended March 31, 2000

                                       OR

/_/      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
               For the Transition period from ______ to ______


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

        Yes /X/               No /_/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of May 8, 2000 was 10,471,688.

================================================================================

                                META GROUP, INC.


                                      INDEX


                                                                            Page
                                                                            ----

PART I          FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets:
                March 31, 2000 (unaudited) and December 31, 1999               3

                Consolidated Statements of Income (unaudited)
                Three months ended March 31, 2000 and 1999                     4

                Consolidated Statements of Cash Flows (unaudited)
                Three months ended March 31, 2000 and 1999                     5

                Notes to Consolidated Financial Statements (unaudited)         6

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                      9

        Item 3. Quantitative and Qualitative Disclosures About Market Risk    15


PART II         OTHER INFORMATION

        Item 1. Legal Proceedings                                             15

        Item 5. Other Information                                             16

        Item 6. Exhibits and Reports on Form 8-K                              16


SIGNATURE                                                                     17

PART I - FINANCIAL INFORMATION

         ITEM 1.FINANCIAL STATEMENTS



                                       META GROUP, INC.

                                 CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS)

                                                                MARCH 31,       DECEMBER 31,
                                                                  2000              1999
                                                               ------------------------------
                                                                (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                    $  5,952            $ 10,106
   Accounts receivable, net                                       52,400              55,279
   Deferred commissions                                            4,272               2,402
   Deferred tax asset                                                379                 407
   Other current assets                                            7,007               1,795
                                                               ----------          ----------
          Total current assets                                    70,010              69,989

Marketable securities                                              6,322               6,253
Furniture and equipment, net                                       8,655               7,170
Deferred tax asset                                                 1,908               1,908
Goodwill, net                                                     13,787               5,527
Other assets                                                      23,362              22,603
                                                               ----------          ----------
          Total assets                                          $124,044            $113,450
                                                               ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $    300            $    387
   Deferred revenues                                              43,392              42,111
   Other current liabilities                                       5,698               9,267
                                                               ----------          ----------
          Total current liabilities                               49,390              51,765
                                                               ----------          ----------

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 2,000,000              --                  --
   shares; none issued
   Common stock, $.01 par value, authorized 45,000,000
   shares, issued 11,097,147 and 10,856,124 shares                   111                 109
   Paid-in capital                                                49,834              38,691
   Retained earnings                                              25,456              23,674
   Accumulated other comprehensive loss                            (427)                (469)
   Treasury stock, at cost                                         (320)                (320)
                                                               ----------          ----------
          Total stockholders' equity                              74,654              61,685
                                                               ----------          ----------
          Total liabilities and stockholders' equity            $124,044            $113,450
                                                               ==========          ==========


                 See notes to consolidated financial statements.

                                META GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                   (unaudited)


                                                                  FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
--------------------------------------------------------------------------------------------
                                                                       2000            1999
                                                                  --------------------------
Revenues:
  Research and advisory services                                    $21,097         $15,808
  Strategic consulting                                                4,700           2,870
  Published research products                                         1,690           1,427
                                                                  ----------     -----------

      Total revenues                                                 27,487          20,105
                                                                  ----------     -----------

Operating expenses:
  Cost of services and fulfillment                                   13,968          11,286
  Selling and marketing                                               7,710           4,982
  General and administrative                                          2,451           1,793
  Depreciation and amortization                                         705             593
                                                                  ----------     -----------

      Total operating expenses                                       24,834          18,654
                                                                  ----------     -----------

Operating income                                                      2,653           1,451

Other income, primarily interest                                        355             772
                                                                  ----------     -----------

Income before provision for income taxes                              3,008           2,223

Provision for income taxes                                            1,224             914
                                                                  ----------     -----------

Net income                                                          $ 1,784         $ 1,309
                                                                  ==========     ===========

Net income per diluted common share                                 $   .15         $   .10
                                                                  ==========     ===========

Weighted average number of diluted common
 shares outstanding                                                  11,980          12,905
                                                                  ==========     ===========

Net income per basic common share                                   $   .17         $   .11
                                                                  ==========     ===========

Weighted average number of basic
common shares outstanding                                            10,320          11,830
                                                                  ==========     ===========

                 See notes to consolidated financial statements.

                                META GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)


                                                                   FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
----------------------------------------------------------------------------------------------
                                                                        2000            1999
                                                                  ----------------------------
OPERATING ACTIVITIES:
Net income                                                           $ 1,784        $  1,309
Adjustments to reconcile net income to net cash used in
operating activities:
  Depreciation and amortization                                          705             593
  Deferred income taxes                                                                  536
  Non-cash compensation                                                   70
  Changes in assets and liabilities:
    Accounts receivable                                                2,595           4,240
    Other current assets                                              (7,400)         (2,807)
    Other assets                                                        (217)            258
    Accounts payable                                                     (87)         (1,287)
    Other current liabilities                                         (3,569)         (5,734)
    Deferred revenues                                                  1,281           2,548
                                                                  ----------     -----------
 Net cash used in operating activities                                (4,838)           (344)
                                                                  ----------     -----------

INVESTING ACTIVITIES:
   Capital expenditures                                               (2,129)         (1,722)
   Proceeds from sales/maturities of marketable securities - net                       1,512
   Payments made for contingent consideration                           (373)           (152)
   Investments and advances                                                           (1,285)
                                                                  ----------     -----------
Net cash used in investing activities                                 (2,502)         (1,647)
                                                                  ----------     -----------

FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                             3,186             723
                                                                  ----------     -----------
Net cash provided by financing activities                              3,186             723
                                                                  ----------     -----------

Net decrease in cash and cash equivalents                             (4,154)         (1,268)
Cash and cash equivalents, beginning of period                        10,106           9,945
                                                                  ==========     ===========
Cash and cash equivalents, end of period                             $ 5,952        $  8,677
                                                                  ==========     ===========

                 See notes to consolidated financial statements.

                                META GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of META Group, Inc. (the "Company") as reported on the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Results for interim periods are not necessarily indicative of results for the entire year.


NOTE 2 - INCOME TAXES

    During the quarter ended March 31, 2000, the Company recorded a tax provision of $1.2 million reflecting an effective tax rate of 41%. For the three months ended March 31, 2000, the Company paid $243,400 for state income tax liabilities and $150,000 for federal income tax liabilities.


NOTE 3 - MARKETABLE SECURITIES

Marketable securities at March 31, 2000 and December 31, 1999 include the following (in thousands):

                                                                MARCH 31, 2000
                                                                --------------
                                                                     GROSS
                                                                  UNREALIZED
                                                                    HOLDING           FAIR
                                                  COST          GAINS (LOSSES)       VALUE
                                                  ----          --------------       -----
U.S. government issued mortgage backed bonds     $ 6,996          $ (674)           $ 6,322
                                                 =======          =======           =======

                                                              DECEMBER 31, 1999
                                                              -----------------
U.S. government issued mortgage backed bonds     $ 6,996            $ (743)           $ 6,253
                                                 =======            =======           =======

The contractual maturities of marketable securities at March 31, 2000 are as follows (in thousands):

                                                                MARCH 31, 2000
                                                                --------------
                                                                                         Fair
                                                      Cost                               Value
                                                      ----                               -----
Due after one year through fifteen years             $6,996                             $6,322
                                                     ======                             ======

Actual maturities may differ from contractual maturities because the borrower has the right to call the obligations.


NOTE 4 - COMPREHENSIVE INCOME

        Comprehensive income for the three months ended March 31, 2000 and 1999 was as follows (in thousands):

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           2000            1999
                                                                           ----            ----

Net Income                                                                $1,784         $ 1,309
                                                                       -------------   -------------
Other comprehensive income
Unrealized gain on marketable
securities, net of tax                                                        42             --
                                                                       -------------   -------------
Total other comprehensive income                                              42             --
                                                                       -------------   -------------

Comprehensive Income                                                      $1,826          $1,309
                                                                       =============   =============


NOTE 5 - SEGMENT REPORTING

        The Company operates in three business segments: Research and Advisory Services, Strategic Consulting and Published Research Products. The Company's reportable segments are separately managed strategic business segments. Each operating segment offers distinct products/services, and such products/services are sold via different distribution channels. The Company's interim segment information disclosures are presented consistent with the way management operates its business. Revenue and operating income information for the three operating segments is set forth below (in thousands):


                                      RESEARCH AND                     PUBLISHED
                                        ADVISORY       STRATEGIC       RESEARCH      CONSOLIDATED
                                        SERVICES       CONSULTING       PRODUCTS         TOTAL
                                        --------       ----------       --------         -----
THREE MONTHS ENDED MARCH 31, 2000

Revenues                                $21,097          $4,700          $1,690         $27,487
Operating income (loss)                   3,350            (611)            (86)          2,653

THREE MONTHS ENDED MARCH 31, 1999

Revenues                                $15,808          $2,870          $1,427         $20,105
Operating income (loss)                   2,527            (791)           (285)          1,451


NOTE 6 - GOODWILL

        During the quarter ended March 31, 2000, the Company recorded $7.0 million in goodwill in connection with contingent consideration earned by former shareholders of the Sentry Group Inc. ("Sentry") due to Sentry's achievement of certain financial targets under the terms of the Agreement and Plan of Merger between Sentry and the Company, which was consummated in October

1998. The Company intends to pay $6.6 million of the $7.0 million contingent consideration by issuing approximately 259,000 shares of its common stock to the former Sentry shareholders in May 2000. The Company currently anticipates that it will file a registration statement with the Securities and Exchange Commission to provide for the resale of the contingent shares in May 2000. The Company intends to pay the remaining $400,000 in contingent consideration in cash in May 2000 as directed by certain of the former Sentry shareholders. Additionally, warrants to acquire 75,000 shares of the Company's common stock at a price of $30 per share, which were previously issued to the Sentry shareholders under the same Merger agreement, will become exercisable at the time the contingent consideration is paid. The fair value of such warrants was approximately $940,000 and was recorded as additional goodwill during the quarter ended March 31, 2000. The 75,000 warrants expire in May 2004.

        In 1997, the Company completed the acquisition of certain assets of The Verity Group ("Verity"), an IT consulting company, for an initial payment of $1,000 in cash and contingent consideration of up to $1,080,000 in cash in the event certain financial targets were met by Verity in each of the four years ending December 31, 2001. In March 2000, the Company paid Verity $373,000 for meeting its 1999 financial targets. The payment was recorded as goodwill.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION AND ANALYSIS BELOW CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS SET FORTH BELOW UNDER "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, PRINCIPALLY THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

OVERVIEW

        META Group, Inc. ("META Group"), together with its subsidiaries, The Sentry Group, Inc. ("Sentry") and MG (Bermuda) Ltd. (collectively, the "Company"), is an independent market and business process assessment company. The Company provides research and analysis of developments, trends and organizational issues relating to the computer hardware, software, communications, and related information technology ("IT") industries and their impact on the conduct of business to IT users and vendors. IT user organizations utilize META Group's research, analysis and recommendations to develop and employ cost-effective and revenue enhancing strategies for selecting and implementing timely IT solutions and for aligning these solutions with business priorities. IT vendors use META Group's services for help in product positioning, marketing and market planning, as well as for internal IT decision making.

        The Company has three operating business segments: Research and Advisory Services, Strategic Consulting and Published Research Products. The Research and Advisory Services segment provides annually renewable subscription services (focused on specific areas of IT, IT issues related to a specific vertical market or the specific needs of those within the IT organization), service analyst briefing engagements and conferences. Included in the Company's Research and Advisory Services is the Company's Infusion program, which builds on the business-focused analysis of Research and Advisory Services by offering interactive workshops that provide methodology and skill based training needed to successfully manage specific business-critical issues. The Strategic Consulting segment provides strategic consulting engagements servicing clients' business and technology issues. The Published Research Products segment provides reports, studies, surveys and in-depth analysis of specific business or IT issues.

        Research and Advisory Services revenues constituted approximately 77% and 79% of the Company's total revenues for the quarters ended March 31, 2000 and 1999, respectively. Billings attributable to the Company's Research and Advisory Services are initially recorded as deferred revenues and then recognized pro rata over the contract term. Research and Advisory Services revenues attributable to international clients are billed and collected by independent sales representative organizations. The Company realizes revenues from the international sales representative organizations at rates of 40% to 60% of amounts billed to those clients.

        One measure of the volume of the Company's business is its annualized "Contract Value," which the Company calculates as the aggregate annualized subscription revenue recognized from all Research and Advisory Services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. While Contract Value is not necessarily indicative of future revenues, Contract Value has grown, sequentially and year-over-year, every quarter since the Company's inception and increased 33% to $84.4 million at March 31, 2000 from $63.2 million at March 31, 1999. At March 31, 2000, the Company had approximately 5,100 Research and Advisory Services subscribers in approximately 2,400 client organizations worldwide, as compared to approximately 4,200 subscribers in approximately 1,800 organizations at March 31, 1999.

        Revenues from Strategic Consulting engagements comprised approximately 17% and 14% of the Company's total revenues for the quarters ended March 31, 2000 and 1999, respectively. The Company recognizes revenues on Strategic Consulting engagements as the work is performed. At March 31, 2000 and 1999, the Company employed 83 and 69 consultants, respectively. The majority of the Company's Strategic Consulting clients consist of Research and Advisory Services clients seeking additional advice tailored to their individual IT requirements.

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



THREE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUES Total revenues increased 37% to $27.5 million in the quarter ended March 31, 2000 from $20.1 million in the quarter ended March 31, 1999.

     Revenues from Research and Advisory Services, which generally are derived from annually renewable contracts payable by clients in advance, increased 33% to $21.1 million in the quarter ended March 31, 2000 from $15.8 million in the quarter ended March 31, 1999, and decreased as a percentage of total revenues to 77% in the quarter ended March 31, 2000 from 79% in the quarter ended March 31, 1999. The increase in revenues from Research and Advisory Services was principally due to increased subscription revenues as a result of the Company's expanded domestic sales force and increased client subscriber base, an increase in analyst briefings to existing clients, increased revenues from the Company's Infusion products, and continued international market acceptance of the Company's Research and Advisory Services. During the quarter ended March 31, 2000, the Company experienced a continued shift in client demand from Research and Advisory Services towards more focused consulting services and currently expects this trend to continue for the foreseeable future.

     Research and Advisory Services revenues attributable to international clients increased 26% to $3 million in the quarter ended March 31, 2000 from $2.4 million the quarter ended March 31, 1999, and decreased as a percentage of Research and Advisory Services revenue to 14% from 15%. The increase in Research and Advisory Services revenue attributable to international clients was due principally to continued demand for the Company's Research and Advisory Services and, to a lesser extent, an increased demand for the Company's Infusion products.

     The Company increased Contract Value 33% to $84.4 million at March 31, 2000 from $63.2 million at March 31, 1999. The Company grew its subscriber client base 21% to approximately 5,100 Research and Advisory Services subscribers at March 31, 2000 from approximately 4,200 subscribers at March 31, 1999.

     Strategic Consulting revenues, which result from Strategic Consulting engagements addressing clients' business and technology issues, increased 64% to $4.7 million in the quarter ended March 31, 2000 from $2.9 million in the quarter ended March 31, 1999, and increased as a percentage of total revenues to 17%
from 14%. The increases were principally due to a continuing shift in client demand from Research and Advisory Services towards more focused consulting services, and, to a lesser extent, increased revenues from international engagements.

     Published Research Products revenues, which result from the sale of published research products offering in-depth analysis of specific business or IT issues, increased 18% to $1.7 million in the quarter ended March 31, 2000 from $1.4 million in the quarter ended March 31, 1999, and decreased as a percentage of total revenues to 6% from 7%. The increase was principally due to an increase in the number of sales professionals selling the Company's Published Research Products coupled with expanded product offerings introduced in the second half of 1999.

     The Company currently expects Strategic Consulting revenues to continue to grow at a faster rate than Research and Advisory Services revenues due to the shift in demand by clients towards more focused, actionable collaborative services. The Company currently expects Published Research Products revenues to grow at a slower rate than Research and Advisory Services and Strategic Consulting revenues.

COST OF SERVICES AND FULFILLMENT Cost of services and fulfillment increased 24% to $14 million in the quarter ended March 31, 2000 from $11.3 million in the quarter ended March 31, 1999 due principally to increased staffing costs (which primarily consist of compensation, and to a lesser extent, travel) for analyst, consultant and fulfillment positions necessary to support the Company's growth both domestically and internationally.

     Cost of services and fulfillment decreased as a percentage of total revenues to 51% from 56% in the quarter ended March 31, 2000. This decrease primarily reflects the Company's ability to leverage existing business-focused research and analysis in its fulfillment of Infusion programs and Strategic Consulting engagements. The Company currently anticipates continuing increases in the costs of services and fulfillment.

SELLING AND MARKETING EXPENSES Selling and marketing expenses increased 55% to $7.7 million in the quarter ended March 31, 2000 from $5 million in the quarter ended March 31, 1999 and increased as a percentage of total revenues to 28% from 25%. The increase in selling and marketing expenses was principally due to increased compensation and travel expenses associated with the expanded domestic sales force that sells the Company's Research and Advisory Services and Strategic Consulting services and inside sales force that sells the Company's Published Research Products to support the increasing scope of the Company's product offerings. In addition, the Company incurred greater marketing expenses in connection with the growth of the Company's existing services, conferences and Infusion programs. While the Company currently anticipates continuing increases in the amount of selling and marketing expenses, it expects that such expenses, as a percentage of total revenues, will decrease slightly.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased 37% to $2.5 million in the quarter ended March 31, 2000 from $1.8 million in the quarter ended March 31, 1999, and remained the same as a percentage of total revenues at 9%. The increase in general and administrative expenses was principally due to increased payroll and benefits costs associated with an increase in administrative personnel and increased facility costs due to the assumption of additional lease space in certain of the Company's locations necessary to support the Company's growth. The Company currently anticipates continuing increases over the prior year in the amount of general and administrative expenses and expects such expenses to remain approximately the same as a percentage of total revenues.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased 19% to $705,000 in the quarter ended March 31, 2000 from $593,000 in the quarter ended March 31, 1999. The increase in depreciation and amortization expense was principally due to purchases of computer equipment and software, leasehold improvements and office furniture required to support business growth and the amortization of goodwill from the Sentry acquisition consummated in October 1998. The Company currently anticipates that depreciation and amortization expenses will increase as a percentage of total revenues due to, among other factors, the additional goodwill recorded in the quarter ended March 31, 2000 associated with the Sentry and Verity acquisitions, and as a result of increased capital expenditures in connection with the launch of the metagroup.com division described below.

OTHER INCOME Other income decreased 54% to $355,000 in the quarter ended March 31, 2000 from $772,000 in the quarter ended March 31, 1999. The decrease was principally due to a reduction in interest income during the quarter ended March 31, 2000 due principally to the decreased levels of cash and marketable securities on hand in 2000 versus 1999, resulting from the Company's stock repurchases in the second quarter of 1999 totaling $22.5 million.

PROVISION FOR INCOME TAXES Provision for income taxes of $1.2 million was recorded for the quarter ended March 31, 2000, as compared to a provision of $0.9 million recorded for the quarter ended March 31, 1999, reflecting an effective tax rate of approximately 41% for both periods.

The Company currently anticipates increases in its level of operating expenses (primarily in depreciation expense) because of additional investments in technology infrastructure and personnel in connection with its new metagroup.com division. The Company currently anticipates that initial expenditures will principally consist of enhancements to its web site. The Company currently anticipates that its metagroup.com initiative will Web-enable clients in order to use META Group's products/services through a collaborative and personalized delivery mechanism.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal source of liquidity is cash from operating activities which consists of net income adjusted for non-cash operating activities and changes in current assets and liabilities and, to a lesser extent, proceeds from the exercise of stock options. The Company used $4.8 million of cash in operations during the three months ended March 31, 2000, compared to $344,000 of cash used in operations in the same period of 1999. The increase in cash used in operations was principally due to an increase in prepaid commissions to the Company's sales force due to strong fourth quarter 1999 billings, advances of analyst bonuses (included in other current assets on the Company's consolidated balance sheets), and a decrease in collections of the Company's outstanding accounts receivable. Such uses of cash were partially offset by an increase in deferred revenues at March 31, 2000 versus December 31, 1999.

        The Company used $2.1 million of cash in the three months ended March 31, 2000, compared to $1.7 million in the same period of 1999, for the purchase of furniture, equipment, computers and related software for use by the Company's employees. The increase was due principally to greater headcount. The Company expects that additional purchases of equipment will be made as the Company's employee base continues to grow and in connection with its metagroup.com initiatives. The Company currently anticipates that metagroup.com initiatives will incur approximately $2 million in technology infrastructure expenditures in 2000. The Company has no other material commitments for capital expenditures.

        The Company received $3.2 million in cash from financing activities in the form of proceeds from the exercise of stock options during the quarter ended March 31, 2000 versus $723,000 in the same period last year.

        During the quarter ended March 31, 2000, the Company recorded $7.0 million in goodwill in connection with contingent consideration earned by the former shareholders of the Sentry Group Inc. ("Sentry") due to Sentry's achievement of certain financial targets under the terms of the Agreement and Plan of Merger between Sentry and the Company, which was consummated in October 1998. The Company intends to pay $6.6 million of the $7.0 million contingent consideration by issuing approximately 259,000 shares of its common stock to the former Sentry shareholders in May 2000. The Company currently anticipates that it will file a registration statement with the Securities and Exchange Commission to provide for the resale of the contingent shares in May 2000. The Company intends to pay the remaining $400,000 in contingent consideration in cash in May 2000 as directed by certain of the former Sentry shareholders. Additionally, warrants to acquire 75,000 shares of the Company's common stock at a price of $30 per share, which were previously issued to the Sentry shareholders under the same Merger agreement, will become exercisable at the time the contingent consideration is paid. The fair value of such warrants was approximately $940,000 and was recorded as additional goodwill during the quarter ended March 31, 2000. The 75,000 warrants expire in May 2004.

        In May 2000, the Company intends to repurchase approximately 15,000 shares of its common stock and warrants to purchase approximately 5,000 shares of its common stock for approximately $659,000 from a minority stockholder pursuant to the terms of a Settlement Agreement, dated October 31, 1995, between the stockholder and Sentry. Such repurchase obligation was assumed by the Company upon the acquisition of Sentry in October 1998. The Company intends to recover the excess paid to the minority stockholder over the fair market value of the securities the Company repurchases and all associated costs from a purchase consideration escrow established for the satisfaction of indemnification claims pursuant to the terms of the Agreement and Plan of Merger between Sentry and the Company. The Company anticipates that such recovery by the Company will be in the form of a release of approximately 11,000 shares of the Company's common stock from the Sentry purchase consideration escrow. Such released shares, and the aforementioned repurchased shares, will be retired to the status of authorized but unissued.

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

        The Company regularly invests excess funds in investment-grade, short-term commercial paper and money market funds. As these investments generally have terms of less than three months, they are included under the caption "Cash and cash equivalents" in the consolidated balance sheets.

        As of March 31, 2000, the Company had cash and cash equivalents of $5.9 million, marketable securities of $6.3 million, working capital of $20.6 million, and a $10 million unused line of credit with its bank. The decrease in cash and cash equivalents during the quarter ended March 31, 2000 is due principally to advances of analyst bonuses paid in the quarter ended March 31, 2000 (included in other current assets on the Company's consolidated balance sheets), an increase in prepaid commissions to the Company's sales force, and a decrease in collections of the Company's outstanding accounts receivable. The Company believes that existing cash balances, its ability to borrow under its credit facility, and anticipated cash flows from operations will be sufficient to meet its working capital, strategic investments and capital expenditure requirements for the foreseeable future, including expenditures relating to its metagroup.com division.

YEAR 2000 READINESS DISCLOSURE

     THE FOLLOWING DISCLOSURE MAY BE DEEMED "YEAR 2000 READINESS DISCLOSURE" PURSUANT TO THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

     To date, the Company has not suffered any significiant year 2000 problems or incurred any material expense related to any such problems. Year 2000 issues may arise in the future. The Company will continue to monitor the year 2000 compliance and readiness of its systems and those of its suppliers.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information involving risks and uncertainties. In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to, statements concerning the revenue growth rate in its three operating segments, the shift in client business demand and the resulting impact on total revenues, anticipated costs of services and fulfillment, selling and marketing and general and administrative expense levels, cost and expense levels relative to the Company's total revenues and anticipated mix of revenues, planned capital expenditures, depreciation and amortization expenses and expenditures and business plans related to the metagroup.com initiatives, and the Company's working capital and capital expenditure requirements) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties, and other information discussed below, as well as the accuracy of the Company's internal estimates of revenue and operation expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

     The Company's future operating results are subject to substantial risks and uncertainties. The Company currently derives most of its revenues from subscriptions to its Research and Advisory Services. The Company, however, continues to derive a greater amount of revenues from Strategic Consulting engagements. As a result, any decline in the Company's ability to secure subscription renewals or replace completed Strategic Consulting engagements with new engagements may have a material adverse effect on the Company's results of operations. The Company's ability to secure subscription renewals, at favorable average selling prices, as well as to successfully market and sell its Strategic Consulting services and Published Research Products, is dependent upon the Company's ability to deliver consistent, high-quality, and timely analysis and advice with respect to issues, developments, and trends that clients view as important. The Company's successful delivery of such analysis and advice is, in turn, dependent upon many factors, including, among other things, its ability to: understand and anticipate rapidly changing technologies and market trends so as to keep its analysis focused on the changing needs of its clients, deliver products and services of sufficiently high quality and timeliness to withstand competition from competitors that may have greater financial, information gathering, and marketing resources than the Company, and recruit and retain highly talented professionals in a competitive job market. The loss of any of the Company's senior management personnel, including Dale Kutnick (President, Chief
Executive Officer and Co-Research Director), could have a material adverse affect on the Company. The Company's ability to market and sell its products and services could also be adversely affected by the emergence of new competitors into one or more of the market segments addressed by the Company's products and services, which could cause pricing pressure and loss of market share. The Company's pricing strategy may limit the potential market for the Company's Research and Advisory Services and Strategic
Consulting engagements. As a result, the Company may be required to reduce prices for its Research and Advisory Services and Strategic Consulting engagements or introduce new products with lower prices in order to expand or maintain its market share. In addition, a significant portion of the Company's revenues are attributable to international clients, which may be adversely affected by factors including difficulties in developing and managing relationships with independent international sales representative organizations, reliance on sales entities that the Company does not control, greater difficulty in maintaining direct client contact, fluctuations in exchange rates, adverse political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles, and adverse tax consequences. The Company's future financial results also depend in part on the development or acquisition of new products and services, which may not successfully be achieved due to the inherent costs and risks associated with development, assimilation, and marketing of a new product or service, as well as the Company's limited experience in introducing new products and services.

     Furthermore, the Company's quarterly operating results may fluctuate significantly due to various factors. Because a disproportionately large portion of the Company's Research and Advisory Services contracts expire in the fourth quarter of each year, the Company incurs operating expenses in the fourth quarter at a higher level than would otherwise be required by its sequential growth, and such increased expenses are not normally offset immediately by higher revenues. In addition, the Company's operating results may fluctuate as a result of a variety of other factors, including the level and timing of renewals of subscriptions to Research and Advisory Services, the level and timing of contracted Strategic Consulting Services, the timing and amount of business generated by the Company, the mix of domestic versus international business, the mix of Research and Advisory Services revenues versus Strategic Consulting and Published Research Products revenues, the number, size and scope of Strategic Consulting engagements in which the Company is engaged, the degree of completion of such engagements and the Company's ability to complete such engagements, the timing of the development, introduction, and marketing of new products and services, the integration of acquired businesses into the operations of the Company, the timing of the acquisition and integration into the Company of new business, products, and services (including without limitation, Infusion products), the timing of the delivery of Published Research Products sold by the Company, the timing of the hiring of research analysts and consultants, employee utilization rates and the accuracy of estimates of resources required to complete ongoing Strategic Consulting engagements, the Company's ability to manage growth, changes in the spending patterns of the Company's target clients, the Company's accounts receivable collection experience, changes in market demand for IT research and analysis, competitive conditions in the industry, the timing of the sale of marketable securities held by the Company and any losses therefrom and the timing of capital contributions or loans to entities that operate in parallel or synergistic industries to the Company. Due to these factors, the Company believes period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. The potential fluctuations in the Company's operating results make it likely that, in some future quarter, the Company's operating results will be below the expectations of securities analysts and investors, which would have a material adverse effect on the price of the Company's Common Stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Reference should be made to the Company's annual report on Form 10-K for the year ended December 31, 1999 for quantitative and qualitative disclosure of the Company's market risk. There have been no material changes to the market risk information included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

        As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company is a party to certain legal proceedings arising in the ordinary course of business. The Company, however, believes that none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations or financial condition.

Item 5. OTHER INFORMATION

        On April 28, 2000, the Board of Directors of the Company elected Mr. Gayl Doster, CPA, to serve as a member of the Board of Directors, Chairman of the Audit Committee of the Board of Directors, and a member of the Compensation Committee of the Board of Directors.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.


        (a)    EXHIBITS.

        Exhibit
        Number         Description
        ------         -----------
          11.1         Statement regarding computation of per-share earnings
          27.1         Financial Data Schedule

        (b) Reports on Form 8-K.

        There were no reports on Form 8-K filed by the Company for the quarter ended March 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               META GROUP, INC.




Date:   May 15, 2000         By:  /S/ BERNARD F. DENOYER
                                  -------------------------------------
                                  Bernard F. Denoyer
                                  Senior Vice President, Finance, Chief
                                  Financial Officer, Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


                                                                             Sequentially
Exhibit                                                                         Numbered
Number                            Description                                     Page
------------------ ------------------------------------------------------     ------------


     11.1           Statement regarding computation of per-share earnings          19
     27.1           Financial Data Schedule                                         *


* Exhibit included in EDGAR filing with Securities and Exchange Commission.



 ------------------