Form 10-Q
period 2000-06-30
META GROUP INC
filed 2000-08-14
CIK 1000015

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly period ended June 30, 2000

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


                                 (203) 973-6700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

         Yes /X/                       No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of August 8, 2000 was 10,813,211.

--------------------------------------------------------------------------------

                                META GROUP, INC.

                                      INDEX



                                                                                                           PAGE
                                                                                                           ----

PART I     FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets:

                     June 30, 2000 (unaudited) and December 31, 1999                                         3

                  Consolidated Statements of Income (unaudited):
                    Three and six months ended June 30, 2000 and 1999                                        4

                  Consolidated Statements of Cash Flows (unaudited):
                     Six months ended June 30, 2000 and 1999                                                 5

                  Notes to Consolidated Financial Statements (unaudited):                                    6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                  9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                17


PART II    OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                         17

         Item 2   Changes in Securities and Use of Proceeds                                                 17

         Item 4.  Submission of Matters to a Vote of Security Holders                                       17

         Item 6.  Exhibits and Reports on Form 8-K                                                          19


SIGNATURE                                                                                                   20


PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS



                                META GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                                             JUNE 30,     DECEMBER 31,
                                                                                               2000           1999
                                                                                            -----------   ------------
                                                                                            (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                                  $     789    $  10,106
   Accounts receivable, net                                                                      62,074       55,279
   Deferred commissions                                                                           3,426        2,402
   Deferred tax asset                                                                               379          407
   Other current assets                                                                           5,718        1,795
                                                                                              ---------    ---------
          Total current assets                                                                   72,386       69,989

Marketable securities                                                                             6,322        6,253
Furniture and equipment, net                                                                     10,862        7,170
Deferred tax asset                                                                                1,908        1,908
Goodwill, net                                                                                    13,913        5,527
Other assets                                                                                     24,047       22,603
                                                                                              ---------    ---------
          Total assets                                                                        $ 129,438    $ 113,450
                                                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                           $     748    $     387
   Deferred revenues                                                                             41,141       42,111
   Bank demand note payable                                                                       5,100
   Other current liabilities                                                                      4,613        9,267
                                                                                              ---------    ---------
          Total current liabilities                                                              51,602       51,765
                                                                                              ---------    ---------

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 2,000,000 shares, none                              --           --
      issued
   Common stock, $.01 par value, authorized 45,000,000 shares, issued
      11,436,975 and 10,856,124 shares                                                              114          109
   Paid-in capital                                                                               50,221       38,691
   Retained earnings                                                                             28,249       23,674
   Accumulated other comprehensive loss                                                            (428)        (469)
   Treasury stock, at cost                                                                         (320)        (320)
                                                                                              ---------    ---------
          Total stockholders' equity                                                             77,836       61,685
                                                                                              ---------    ---------
          Total liabilities and stockholders' equity                                          $ 129,438    $ 113,450
                                                                                              =========    =========


                 See notes to consolidated financial statements.

                                META GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)



                                         FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                  JUNE 30,                      JUNE 30,
                                         --------------------------     ------------------------
                                              2000      1999                2000      1999
                                            -------   -------              -------   -------

Revenues:
  Research and advisory services            $22,907   $16,783             $43,954   $32,591
  Strategic consulting                        7,272     5,316              12,022     8,186
  Published research products                 1,889     2,012               3,579     3,439
                                            -------   -------             -------   -------
      Total revenues                         32,068    24,111              59,555    44,216
                                            -------   -------             -------   -------

Operating expenses:
  Cost of services and fulfillment           15,849    12,883              29,826    24,169
  Selling and marketing                       8,011     5,806              15,712    10,788
  General and administrative                  2,671     2,080               5,122     3,873
  Depreciation and amortization               1,069       659               1,774     1,252
                                            -------   -------             -------   -------
      Total operating expenses               27,600    21,428              52,434    40,082
                                            -------   -------             -------   -------

Operating income                              4,468     2,683               7,121     4,134

Other income, primarily interest, net           277       791                 632     1,563
                                            -------   -------             -------   -------

Income before provision for income taxes      4,745     3,474               7,753     5,697

Provision for income taxes                    1,954     1,426               3,178     2,340
                                            -------   -------             -------   -------
Net income                                  $ 2,791   $ 2,048             $ 4,575   $ 3,357
                                            =======   =======             =======   =======
Net income per diluted common share         $   .24   $   .18             $   .38   $   .28
                                            =======   =======             =======   =======
Weighted average number of diluted common
shares outstanding                           11,832    11,317              11,923    12,136
                                            =======   =======             =======   =======
Net income per basic common share           $   .26   $   .19             $   .43   $   .30
                                            =======   =======             =======   =======
Weighted average number of basic common
shares outstanding                           10,738    10,851              10,666    11,338
                                            =======   =======             =======   =======



                 See notes to consolidated financial statements.

                                META GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)


                                                                                 FOR THE SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 ------------------------
                                                                                     2000         1999
                                                                                 -----------    ---------
OPERATING ACTIVITIES:
Net income                                                                          $  4,575    $  3,357
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Depreciation and amortization                                                        1,774       1,252
  Provision for doubtful accounts                                                        200          --
  Deferred income taxes                                                                   --       1,906
  Non-cash compensation                                                                  136          --
  Changes in assets and liabilities:
    Accounts receivable                                                               (7,279)        929
    Other current assets                                                              (4,947)     (2,246)
    Other assets                                                                      (1,037)       (668)
    Accounts payable                                                                     361      (1,313)
    Accrued expenses and other current liabilities                                    (4,655)     (4,076)
    Deferred revenues                                                                   (970)      2,983
                                                                                    --------    --------
 Net cash (used in) provided by operating activities                                 (11,842)      2,124
                                                                                    --------    --------

INVESTING ACTIVITIES:

   Capital expenditures                                                               (5,251)     (3,074)
   Proceeds from sales/maturities of (investments in) marketable securities - net         --      17,437
   Payments made for contingent consideration                                           (847)         --
   Investments and advances                                                             (250)     (2,435)
                                                                                    --------    --------
Net cash (used in) provided by investing activities                                   (6,348)     11,928
                                                                                    --------    --------

FINANCING ACTIVITIES:

   Proceeds from exercise of stock options                                             3,755         986
   Proceeds from employee stock purchase plan                                            679         351
   Proceeds from line of credit                                                        5,100          --
   Reacquisition of shares                                                                --     (22,485)
   Reacquisition of shares - current stockholder                                        (661)       (266)
                                                                                    --------    --------
Net cash provided by (used in) financing activities                                    8,873     (21,414)
                                                                                    --------    --------

Net decrease in cash and cash equivalents                                             (9,317)     (7,362)
Cash and cash equivalents, beginning of period                                        10,106       9,945
                                                                                    ========    ========
Cash and cash equivalents, end of period                                            $    789    $  2,583
                                                                                    ========    ========





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

NOTE 2 - INCOME TAXES

         During the quarter and six months ended June 30, 2000, the Company recorded a tax provision of $1.9 million and $3.2 million, respectively, reflecting an effective tax rate of 41%. For the six months ended June 30, 2000, the Company paid $915,000 for state income tax liabilities, and $1,450,000 for federal income tax liabilities.

NOTE 3 - MARKETABLE SECURITIES

Marketable securities at June 30, 2000 and December 31, 1999 include the following (in thousands):



                                                               JUNE 30, 2000
                                                               -------------
                                                                   GROSS
                                                                 UNREALIZED
                                                                  HOLDING        FAIR
                                                     COST      GAINS (LOSSES)    VALUE
                                                     ----      --------------    -----
U.S. government issued mortgage backed bonds        $6,996        $ (674)        $6,322
                                                    ======        ======         ======




                                                             DECEMBER 31, 1999
                                                             -----------------
U.S. government issued mortgage backed bonds        $6,996        $ (743)        $6,253
                                                    ======        ======         ======


The contractual maturities of marketable securities at June 30, 2000 are as follows (in thousands):


                                                                                    JUNE 30, 2000
                                                                                    -------------
                                                                                                FAIR
                                                                                  COST          VALUE
                                                                                 -------        ------
Due after one year through fifteen years                                         $ 6,996        $6,322
                                                                                 =======        ======


Actual maturities may differ from contractual maturities because the borrower has the right to call the obligations.

NOTE 4 - COMPREHENSIVE INCOME

         Total comprehensive income for the three and six months ended June 30, 2000 and 1999 was as follows:



                                              THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                2000           1999            2000           1999
                                               -------        -------         -------        -------
Net income                                     $ 2,791        $ 2,048         $ 4,575        $ 3,357
Other comprehensive income, net of tax:
   Unrealized gain (loss) on marketable
     securities                                     --           (347)             41           (347)
                                               -------        -------         -------        -------
Comprehensive income                           $ 2,791        $ 1,701         $ 4,616        $ 3,010
                                               =======        =======         =======        =======



NOTE 5 - SEGMENT REPORTING

         The Company operates in three business segments: Research and Advisory Services, Strategic Consulting and Published Research Products. The Company's reportable segments are separately managed strategic business segments. Each operating segment offers different products/services, and such products/services are sold via different distribution channels. The Company's interim segment information disclosures are presented consistent with the way management operates its business. Revenue and operating income information for the three operating segments is set forth below (in thousands):


                                       RESEARCH AND                   PUBLISHED
                                        ADVISORY      STRATEGIC       RESEARCH     CONSOLIDATED
                                        SERVICES      CONSULTING      PRODUCTS        TOTAL
                                        --------      ----------      --------        -----
THREE MONTHS ENDED JUNE 30, 2000

Revenues                                $22,907        $ 7,272        $ 1,889         $32,068
Operating income                          3,370          1,454           (356)          4,468

THREE MONTHS ENDED JUNE 30, 1999

Revenues                                $16,783        $ 5,316        $ 2,012         $24,111
Operating income                          1,708          1,241           (266)          2,683

SIX MONTHS ENDED JUNE 30, 2000

Revenues                                $43,954        $12,022        $ 3,579         $59,555
Operating income                          6,720            843           (442)          7,121

SIX MONTHS ENDED JUNE 30, 1999

Revenues                                $32,591        $ 8,186        $ 3,439         $44,216
Operating income                          4,235            450           (551)          4,134


NOTE 6 - GOODWILL

         During the six months ended June 30, 2000 the Company recorded $7.3 million in goodwill in connection with the payment of contingent consideration to the former shareholders of the Sentry Group Inc. ("Sentry") due to Sentry's achievement of certain financial targets under the terms of the Agreement and Plan of Merger between Sentry and the Company, as amended. The Company acquired Sentry in October 1998. The Company issued 274,470 shares of its common stock and paid approximately $470,000 in cash in May 2000 to certain of the former Sentry shareholders. The Company anticipates that it will file a registration statement with the Securities and Exchange Commission to provide for the resale of these shares during 2000. Additionally, warrants to acquire 75,000 shares of the Company's common stock at a price of $30 per share, which were previously issued to the Sentry shareholders under the same Merger agreement, became exercisable at the time the contingent consideration was paid. The fair value of such warrants was approximately $940,000 and was recorded as additional goodwill during the six months ended June 30, 2000. The 75,000 warrants expire in May 2004. The goodwill is being amortized over 30 years.

         In 1997, the Company completed the acquisition of certain assets of The Verity Group ("Verity"), an IT consulting company, for an initial payment of $1,000 in cash and contingent consideration of up to $1,080,000 in cash in the event certain financial targets were met by Verity in each of the four years ending December 31, 2001. In March 2000, the Company paid Verity $373,000 for meeting its 1999 financial targets. The additional payment was recorded as goodwill and is being amortized over 10 years.

NOTE 7 - LINE OF CREDIT

         As of June 30, 2000 the Company had $5.1 million in borrowings outstanding under its line of credit with its bank. Borrowings under the line of credit are at the bank's sole discretion, payable on demand and bear interest at the bank's election at the rate of (i) LIBOR plus 1.5% or (ii) the higher of the Prime Rate or the Federal Funds Rate plus 1/2%. During the six months ended June 30, 2000, the Company paid approximately $10,000 in interest expense. The limit on the Company's borrowings under its line of credit was increased to $12 million after June 30, 2000. (See Note 8 below).

NOTE 8 - SUBSEQUENT EVENT

         On July 28, 2000 the Company increased its line of credit with its bank to $12 million. In addition, the Company signed a commitment letter with its bank for a proposed $25 million one year senior revolving credit facility which, upon expiration would convert into a five year term loan. Interest is payable at the rate of (i) LIBOR plus 1.5% or (ii) the higher of the Prime Rate or the Federal Funds Rate plus 1/2%. The proposed $25 million credit facility would be collateralized by the Company's marketable securities. The implementation of the line of credit is subject to (i) the verification by the bank of all information provided to the bank in connection with the request for the facility, the completion by the bank of, and its satisfaction with the results of, its due diligence with respect thereto, including, without limitation, review and approval of the business organizational documents of the Company and opinions of the Company's counsel relating to the loan documents, (ii) the negotiation and execution of the loan documents and other instruments deemed necessary by the bank's counsel, (iii) compliance by the Company and all guarantors of the facility with the bank's closing requirements, (iv) the payment of all fees and expenses, and (v) the absence of any material adverse change in the financial condition, business, properties, prospects or operations of the Company and any guarantors of the facilities prior to closing.

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

         The Company has three operating business segments: Research and Advisory Services, Strategic Consulting and Published Research Products. The Research and Advisory Services segment provides annually renewable subscription services (focused on specific areas of IT, IT issues related to a specific vertical market, or the specific needs of those within the IT organization), service analyst briefing engagements, packaged consulting (certain proprietary methodology of the Company encapsulated in product form and delivered to the client) and conferences. Also included in the Company's Research and Advisory Services is the Company's Infusion program, which builds on the business-focused analysis of Research and Advisory Services by offering interactive workshops that provide methodology and skill based training needed to successfully manage specific business-critical issues. The Strategic Consulting segment provides strategic consulting engagements servicing clients' business and technology issues. The Published Research Products segment provides reports, studies, surveys and in-depth analysis of specific business or IT issues.

         Research and Advisory Services revenues constituted approximately 71% and 70% of the Company's total revenues for the quarters ended June 30, 2000 and 1999, respectively. Billings attributable to the Company's annually renewable subscription based Research and Advisory Services are initially recorded as deferred revenues and then recognized pro rata over the contract term. Research and Advisory Service billings attributable to service analyst briefing engagements, packaged consulting, Infusion programs and conferences are recognized as revenue when the underlying services are rendered. Research and Advisory Services revenues attributable to international clients are billed and collected by the Company's international sales representative organizations. The Company realizes revenues from the international sales representative organizations at rates of 40% to 75% of amounts billed to those clients.

         One measure of the volume of the Company's business is its annualized "Contract Value," which the Company calculates as the aggregate annualized value of revenue recognized from all Research and Advisory services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. While Contract Value is not necessarily indicative of future revenues, Contract Value has grown, sequentially and year-over-year, every quarter since the Company's inception and increased 36% to $91.6 million at June 30, 2000 from $67.1 million at June 30, 1999. At June 30, 2000, the Company had 5,500 Research and Advisory Services subscribers in approximately 2,500 client organizations worldwide, as compared to 4,400 subscribers in 1,900 organizations at June 30, 1999.

         Revenues from Strategic Consulting engagements comprised approximately 23% and 22% of the Company's total revenues for the quarters ended June 30, 2000 and 1999, respectively. The Company recognizes revenues on Strategic Consulting engagements as the work is performed. At June 30, 2000 and 1999, the Company employed 84 and 71 consultants, respectively. The majority of the Company's Strategic Consulting clients consist of Research and Advisory Services clients seeking additional advice tailored to their individual IT requirements.

         The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses and general and administrative expenses. Cost of services and fulfillment represents the costs associated with production and delivery of the Company's products and services and includes the costs of research, development and preparation of periodic reports, analyst telephone consultations, analyst briefings and conferences, published research, consulting services, new product development, and all associated editorial and support services. Selling and marketing expenses include the costs of salaries, commissions and related benefits for such personnel, travel and promotion. General and administrative expenses include the costs of the finance and accounting departments, legal, human resources, corporate IT and other administrative functions of the Company.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES Total revenues increased 33% to $32.1 million in the quarter ended June 30, 2000 from $24.1 million in the quarter ended June 30, 1999.

Revenues from Research and Advisory Services increased 36% to $22.9 million in the quarter ended June 30, 2000 from $16.8 million in the quarter ended June 30, 1999. The increase in revenues from Research and Advisory Services was due to continued expansion and integration of the Company's direct sales force (which sells the Company's Research and Advisory Services) and its inside sales channel (which sells the Company's Published Research Products) resulting in an increased client subscriber base, increased revenues from packaged consulting, an increase in analyst briefings to existing clients, continued international market acceptance of the Company's Research and Advisory Services and increased Infusion program revenues. Research and Advisory Services revenues attributable to international clients increased 17% in the quarter ended June 30, 2000 from the quarter ended June 30, 1999, and decreased as a percentage of Research and Advisory Services revenue to 15% from 18%. Such increase in Research and Advisory Services revenue attributable to international clients was due primarily to increased demand for the Company's Research and Advisory Services and an increased demand for analyst briefings to existing clients.

Strategic Consulting revenues, which result from strategic consulting engagements addressing clients' business and technology issues, increased 37% to $7.3 million in the quarter ended June 30, 2000 from $5.3 million in the quarter ended June 30, 1999, and increased as a percentage of total revenues to 23% from 22%. The increase was primarily due to increased revenues from sales of Internet security planning and operations services (which are provided under the Company's outsourcing agreement with META Secur e-Com Solutions (formerly known as META Security Group)), as well as increased revenues resulting from increased client demand for the Company's consulting services. The Company's Strategic Consulting clients typically consist of Research and Advisory Services clients seeking additional advice tailored to their individual IT requirements.

Published Research Products revenues, which result from the sale of publications offering in-depth analysis of single business or IT issues, decreased 6% to $1.9 million in the quarter ended June 30, 2000 from $2 million in the quarter ended June 30, 1999, and decreased as a percentage of total revenues to 6% from 8%. The decrease was primarily due to a higher level of sales in the quarter ended June 30, 1999 as a result of publishing delays of certain products sold by the Company that occurred in the quarter ended March 31, 1999.

COST OF SERVICES AND FULFILLMENT Cost of services and fulfillment increased 23% to $15.8 million in the quarter ended June 30, 2000 from $12.9 million in the quarter ended June 30, 1999 due primarily to increased staffing costs for analyst, consultant and fulfillment positions necessary to support the Company's growth both domestically and internationally. The principal areas of cost increases were compensation, and to a lesser extent, travel. Additionally, royalty payments to META Secur e-Com Solutions increased as a result of increased sales of the underlying services.

Cost of services and fulfillment decreased as a percentage of total revenues to 49% from 53% in the quarter ended June 30, 1999 due primarily to the Company's ability to leverage its existing research analysts and consultants in fulfilling its packaged consulting and Infusion product offerings and strategic consulting engagements. The Company currently anticipates continuing increases in the costs of services and fulfillment and expects that such expenses will increase slightly as a percentage of total revenues during the remainder of 2000.

SELLING AND MARKETING EXPENSES Selling and marketing expenses increased 38% to $8.0 million in the quarter ended June 30, 2000 from $5.8 million in the quarter ended June 30, 1999 and increased as a percentage of total revenues to 25% from 24%. The increase in selling and marketing expenses was primarily due to increased compensation and commission expenses associated with the integration and expansion of the Company's sales force discussed above to support its expanded product offerings. In addition, the Company incurred greater marketing expenses, both domestically and internationally, in connection with the Company's revenue growth. While the Company currently anticipates continuing increases in the amount of selling and marketing expenses, it expects that such expenses, as a percentage of total revenues, will decrease slightly during the remainder of 2000.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased 28% to $2.7 million in the quarter ended June 30, 2000 from $2.1 million in the quarter ended June 30, 1999, and remained constant as a percentage of total revenues at 8%. The increase in expenses was primarily due to increased payroll, benefits, facility and telephone costs, all associated with increased headcount during the quarter. The Company currently anticipates continuing increases over the prior year in the amount of general and administrative expenses and expects such expenses to remain approximately the same as a percentage of total revenues during the remainder of 2000.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased 62% to $1.1 million in the quarter ended June 30, 2000 from $659,000 in the quarter ended June 30, 1999. The increase in depreciation and amortization expense was primarily due to an increase in amortization expense as a result of $8.6 million in additional goodwill recorded in 2000 from the payment of contingent consideration to the former Sentry shareholders and, to a lesser extent, additional depreciation expense as a result of increased capital expenditures, primarily in IT and web infrastructures, necessary to support the Company's growth.

OTHER INCOME Other income decreased 65% to $277,000 in the quarter ended June 30, 2000 from $791,000 in the quarter ended June 30, 1999 due principally to a decrease in interest income from the Company's cash and marketable securities due to the decrease in such balances.

PROVISION FOR INCOME TAXES Provision for income taxes of $2.0 million was recorded for the quarter ended June 30, 2000, as compared to a provision of $1.4 million recorded for the quarter ended June 30, 1999, reflecting an effective tax rate of 41%.

The Company currently anticipates increases in its level of operating expenses (primarily in depreciation expense) because of additional investments in technology infrastructure and personnel in connection with its new metagroup.com division. The Company currently anticipates that initial expenditures will principally consist of enhancements to its web site.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES Total revenues increased 35% to $59.6 million in the six months ended June 30, 2000 from $44.2 million in the six months ended June 30, 1999.

Revenues from Research and Advisory Services increased 35% to $44.0 million in the six months ended June 30, 2000 from $32.6 million in the six months ended June 30, 1999. The increases in revenues from Research and Advisory Services were primarily due to the expansion and integration of the Company's sales force resulting in an increased client subscriber base, an increase in analyst briefings to existing clients, increased revenues from the Company's packaged consulting services, increased revenues from the Company's Infusion products and growing international market acceptance of the Company's Research and Advisory Services. Research and Advisory Services revenues attributable to international clients increased 21% in the six months ended June 30, 2000 from the six months ended June 30, 1999, and decreased as a percentage of Research and Advisory Services revenues to 15% from 17%.

Strategic Consulting revenues increased 47% to $12.0 million in the six months ended June 30, 2000 from $8.2 million in the six months ended June 30, 1999, and increased as a percentage of total revenues to 20% from 19%. The increase was primarily due to the growth of the Company's core consulting business, increased sales of Internet security planning and operations services (which are provided under the Company's outsourcing agreement with META Secur e-Com Solutions, and increased revenues from the growth of the Company's consulting business internationally.

Published Research Products revenues increased 4% to $3.6 million in the six months ended June 30, 2000 from $3.4 million in the six months ended June 30, 1999, and decreased as a percentage of total revenues to 6% from 8%. The increase in revenues was primarily due to an increase in sales of publications distributed under the Company's agreements with SPEX Research LLC and CXP International, S.A.

COST OF SERVICES AND FULFILLMENT Cost of services and fulfillment increased 23% to $29.8 million in the six months ended June 30, 2000 from $24.2 million in the six months ended June 30, 1999, and decreased as a percentage of total revenues to 50% from 55%. The increase was primarily due to increased staffing for analyst, consultant and fulfillment positions necessary to support the Company's growth both domestically and internationally. The principal areas of cost increases were compensation, and to a lesser extent, travel. Additionally, royalty payments to third parties with whom the Company has distribution agreements (primarily META Secur e-Com Solutions (formerly known as META Security Group)) increased as a result of increased sales of the underlying services.

SELLING AND MARKETING EXPENSES Selling and marketing expenses increased 46% to $15.7 million in the six months ended June 30, 2000 from $10.8 million in the six months ended June 30, 1999 and increased as a percentage of total revenues to 26% from 24%. The increase in selling and marketing expenses was primarily due to increased compensation and travel expenses associated with the expansion and integration of the direct sales force and inside sales channel. In addition, the Company incurred greater marketing expenses, both domestically and internationally, in connection with the Company's revenue growth.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased 32% to $5.1 million in the six months ended June 30, 2000 from $3.9 million in the six months ended June 30, 1999 and remained approximately the same as a percentage of total revenues at 9%. The increase in expenses was primarily due to increased salary and benefit costs, facilities costs, and telephone costs, all associated with increased headcount.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased 42% to $1.8 million in the six months ended June 30, 2000 from $1.3 million in the six months ended June 30, 1999. The increase in depreciation and amortization expense was principally due to an increase in amortization expense as a result of $8.6 million in additional goodwill recorded in 2000 from the payment of contingent consideration to the former Sentry shareholders and, to a lesser extent, additional depreciation expense as a result of increased capital expenditures, principally in IT and web infrastructures, necessary to support the Company's growth.

OTHER INCOME Other income decreased 60% to $632,000 in the six months ended June 30, 2000 from $1.6 million in the six months ended June 30, 1999. The decrease was principally due to a decrease in interest income from the Company's cash and marketable securities balances due to the decrease in such balances.

PROVISION FOR INCOME TAXES Provision for income taxes of $3.2 million was recorded for the six months ended June 30, 2000, as compared to a provision of $2.3 million recorded for the six months ended June 30, 1999, reflecting an effective tax rate of 41%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity are cash from operating activities which consists of net income adjusted for non-cash operating activities and changes in current assets and liabilities, monies available under its line of credit and, to a lesser extent, proceeds from the exercise of stock options. The Company used $11.8 million of cash in operations during the six months ended June 30, 2000, compared to $2.1 million of cash provided by its operations in the same period of 1999. The increase in cash used in operations was primarily due to a decrease in collections of the Company's outstanding accounts receivable and, to a lesser extent, a decrease in the Company's deferred revenues during the first six months of the year in comparison to the same period of the previous year, prepayments of analyst and consultant bonuses (included in other current assets on the Company's consolidated balance sheets), an increase in prepaid commissions to the Company's sales force due to strong 2000 billings and increased income tax payments versus the same period of the previous year.

         The Company used $5.2 million of cash in the six months ended June 30, 2000, compared to $3.1 million in the same period of 1999 for the purchase of furniture, equipment, computers and related software for use by the Company's employees. The increase was due primarily to upgrades to the Company's IT infrastructure and collaborative capabilities, including but not limited to continued development of its client relationship management and contract information system, its accounting system and upgrades of its computers and related software used by the Company's employee base. The Company expects that additional purchases of equipment will be made as the Company's employee base continues to grow and in connection with its metagroup.com initiatives. The Company currently anticipates that metagroup.com initiatives will incur approximately $2 million in technology infrastructure expenditures in the second half of 2000. The Company has no other material commitments for capital expenditures.

         The Company received $8.9 million in cash from financing activities primarily as a result of borrowings totaling $5.1 million from its line of credit with its bank and $3.8 million in proceeds from the exercise of stock options during the six months ended June 30, 2000 versus $1 million in the same period last year. The limit on the Company's borrowings under its line of credit was increased to $12 million after June 30, 2000.

         During the six months ended June 30, 2000, the Company recorded $7.3 million in goodwill in connection with the payment of contingent consideration to the former shareholders of the Sentry Group Inc. ("Sentry") due to Sentry's achievement of certain financial targets under the terms of the Agreement and Plan of Merger between Sentry and the Company, as amended. The Company acquired Sentry in October 1998. The Company issued 274,470 shares of its common stock and paid approximately $470,000 in cash in May 2000 to certain of the former Sentry shareholders. The Company anticipates that it will file a registration statement with the Securities and Exchange Commission to provide for the resale of these shares during 2000. Additionally, warrants to acquire 75,000 shares of the Company's common stock at a price of $30 per share, which were previously issued to the Sentry shareholders under the same Merger agreement, became exercisable at the time the contingent consideration was paid. The fair value of such warrants was approximately $940,000 and was recorded as additional goodwill during the six months ended June 30, 2000. The 75,000 warrants expire in May 2004.

         In May 2000, the Company repurchased 15,558 shares of its common stock and warrants to purchase 4,899 shares of its common stock for approximately $659,000 in cash from a minority stockholder pursuant to the terms of a Settlement Agreement, dated October 31, 1995, between the stockholder and Sentry. Such repurchase obligation was assumed by the Company upon the acquisition of Sentry in October 1998. The Company recovered the excess paid to the minority stockholder over the fair market value of the securities the Company repurchased and all associated costs from a purchase consideration escrow established for the satisfaction of indemnification claims pursuant to the terms of the Agreement and Plan of Merger between Sentry and the Company. The recovery was in the form of a release of 9,673 shares of the Company's common stock from the Sentry purchase consideration escrow. Such released shares, and the aforementioned repurchased shares, were retired to the status of authorized but unissued.

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

         As of June 30, 2000, the Company had cash of $789,000, marketable securities of $6.3 million and working capital of $20.8 million. In addition, after giving effect to the increase in the Company's borrowing limit under its line of credit, as of July 28, 2000 the Company had approximately $2 million available under its line of credit with its bank. Additionally, the Company signed a commitment letter with its bank for a proposed $25 million one year senior revolving credit facility which, upon expiration would convert into a five year term loan. Interest is payable at the rate of (i) LIBOR plus 1.5% or (ii) the higher of the Prime Rate or the Federal Funds Rate plus 1/2%. The proposed $25 million credit facility would be collateralized by the Company's marketable securities. The implementation of the line oF credit is subject to (i) the verification by the bank of all information provided to the bank in connection with the request for the facility, the completion by the bank of, and its satisfaction with the results of, its due diligence with respect thereto, including, without limitation, review and approval of the business organizational documents of the Company and opinions of the Company's counsel relating to the loan documents, (ii) the negotiation and execution of the loan documents and other instruments deemed necessary by the bank's counsel,
(iii) compliance by the Company and all guarantors of the facility with the bank's closing requirements, (iv) the payment of all fees and expenses, and
(v) the absence of any material adverse change in the financial condition, business, properties, prospects or operations of the Company and any guarantors of the facilities prior to closing. There can be no assurance that a final agreement concerning the proposed $25 million credit facility will be executed and implemented.

         The significant decrease in cash and cash equivalents during the six months ended June 30, 2000 was due primarily to decreased collections on the Company's outstanding accounts receivable, increased capital expenditures due to the infrastructure upgrades discussed above, prepayments of analyst and consultant bonuses (included in other current assets on the Company's consolidated balance sheets), an increase in prepaid commissions to the Company's sales force due to strong 2000 billings and increased income tax payments versus the same period of the previous year. Integration and implementation challenges experienced during the Company's ongoing infrastructure upgrades contributed to the Company's decrease in collections of outstanding accounts receivable during the six months ended June 30, 2000. The Company has recently undertaken corrective measures to address this issue. The Company believes that existing cash balances, its ability to borrow under its line of credit, and anticipated cash flows from operations will be sufficient to meet its working capital, strategic investments and capital expenditure requirements for the foreseeable future, including expenditures relating to its metagroup.com division.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information involving risks and uncertainties. In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to, statements concerning the revenue growth rate in its three operating segments, the shift in client business demand and the resulting impact on total revenues, anticipated costs of services and fulfillment, selling and marketing and general and administrative expense levels, cost and expense levels relative to the Company's total revenues and anticipated mix of revenues, planned capital expenditures, depreciation and amortization expenses and expenditures and business plans related to the metagroup.com initiatives, the Company's working capital and capital expenditure requirements, the collection of outstanding accounts receivable and the implementation of a new credit facility) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties, and other information discussed below, as well as the accuracy of the Company's internal estimates of revenue and operation expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

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

         Furthermore, the Company's quarterly operating results may fluctuate significantly due to various factors. Because a disproportionately large portion of the Company's annually renewable subscription based Research and Advisory Services contracts expire in the fourth quarter of each year, the Company incurs operating expenses in the fourth quarter at a higher level than would otherwise be required by its sequential growth, and such increased expenses are not normally offset immediately by higher revenues. In addition, the Company's operating results may fluctuate as a result of a variety of other factors, including the level and timing of renewals of subscriptions to Research and Advisory Services, the level and timing of contracted Strategic Consulting Services, the timing and amount of business generated by the Company, the mix of domestic versus international business, the mix of Research and Advisory Services revenues versus Strategic Consulting and Published Research Products revenues, the number, size and scope of Strategic Consulting engagements in which the Company is engaged, the degree of completion of such engagements and the Company's ability to complete such engagements, the timing of the development, introduction, and marketing of new products and services, the integration of acquired businesses into the operations of the Company, the timing of the acquisition and integration into the Company of new business, products, and services (including without limitation, Infusion products), the timing of the delivery of Published Research Products sold by the Company, the timing of the hiring of research analysts and consultants, employee utilization rates and the accuracy of estimates of resources required to complete ongoing Strategic Consulting engagements, the Company's ability to manage growth, changes in the spending patterns of the Company's target clients, the Company's accounts receivable collection experience, changes in market demand for IT research and analysis, competitive conditions in the industry, the timing of the sale of marketable securities held by the Company and any losses therefrom and the timing of capital contributions or loans to entities that operate in parallel or synergistic industries to the Company. Due to these factors, the Company believes period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. The potential fluctuations in the Company's operating results make it likely that, in some future quarter, the Company's operating results will be below the expectations of securities analysts and investors, which would have a material adverse effect on the price of the Company's Common Stock.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In connection with the Company's acquisition of Sentry, the former shareholders of Sentry received 274,470 shares of the Company's common stock (the "Shares") in May 2000 as payment of contingent consideration due to Sentry's achievement of certain financial targets under the terms of the Agreement and Plan of Merger between Sentry and the Company, as amended (the "Merger Agreement"). The Shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), set forth in Section 4(2) thereof and Rule 506 of Regulation D of the General Rules and Regulations under the Act promulgated by the Securities and Exchange Commission ("Regulation D"). The Company reasonably believes that there were less than 35 purchasers of the Shares calculated in accordance with Rules 501(e) and 502(a) of Regulation D. In the Merger Agreement, the former stockholders of Sentry made certain representations to the Company as to their investment intent, level of sophistication and access to information. The Shares are subject to restrictions on transfer absent registration under the Act or exemption therefrom.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 24, 2000, the Company held its Annual Meeting of Stockholders. At such Annual Meeting the stockholders of the Company voted on the re-election of one Class II Director to serve for a three-year term and until his successor has been duly elected and qualified. The number of votes cast for the re-election of the Class II Director listed below was as follows:




Nominees                                   NUMBER OF SHARES
                                           ----------------

                              FOR              AGAINST        WITHHOLD AUTHORITY
                              ---              -------        ------------------
Harry S. Gruner             9,312,464           18,724             1,121,870


Each of Dale Kutnick, Michael Simmons, George McNamee, Francis Saldutti and Howard Rubin continued as Directors of the Company after the annual Meeting of Stockholders.

On April 28, 2000, the Board of Directors of the Company elected Mr. Gayl Doster, CPA, to serve as a member of the Board of Directors, Chairman of the Audit Committee of the Board of Directors and a member of the Compensation Committee of the Board of Directors.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS.


          EXHIBIT
          NUMBER             DESCRIPTION
          ------             -----------
            2.1             Amendment No. 2 dated as of May 12, 2000 to Agreement and Plan of
                            Merger by and among META Group, Inc., MG Acquisition Corporation and the Sentry Group, Inc. dated as of September 23, 1998.
            10.1            Letter Agreement dated July 28, 2000 between the Bank of New York and
                            META Group, Inc.
            10.2            Master Promissory Note of META Group, Inc. in favor of the Bank of
                            New York dated as of July 28, 2000 in the principal amount of $12 million.
            11.1            Statement regarding computation of per-share earnings
            27.1            Financial Data Schedule


         (b) Reports on Form 8-K.

         There were no reports on Form 8-K filed by the Company for the quarter ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  META GROUP, INC.


Date: August 14, 2000             By: /s/ BERNARD F. DENOYER
                                      ---------------------------
                                      Bernard F. Denoyer
                                      Senior Vice President, Finance, Chief
                                      Financial Officer, Secretary and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)

                                  EXHIBIT INDEX


                                                                                        Sequentially
Exhibit                                                                                   Numbered
Number                                             Description                              Page
-------    ---------------------------------------------------------------------------  -----------

  2.1      Amendment No. 2 dated as of May 12, 2000 to Agreement and Plan of Merger          *
           by and among META Group, Inc., MG Acquisition Corporation and the Sentry
           Group, Inc. dated as of September 23, 1998.
 10.1      Letter Agreement dated July 28, 2000 between the Bank of New York and META        *
           Group, Inc.
 10.2      Master Promissory Note dated as of July 28, 2000 in the principal amount of       *
           $12 million between the Bank of New York and META Group, Inc.
 11.1      Statement regarding computation of per-share earnings                            22
 27.1      Financial Data Schedule                                                           *



------------------
* Exhibit included in EDGAR filing with Securities and Exchange Commission.