Form 10-Q
period 2000-09-30
META GROUP INC
filed 2000-11-14
CIK 1000015

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 2000

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

         Yes      /X/                  No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of November 7, 2000 was 10,911,911.

--------------------------------------------------------------------------------

                                META GROUP, INC.

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I            FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets:

                  September 30, 2000 (unaudited) and December 31, 1999                                    3

                  Consolidated Statements of Operations (unaudited):
                     Three and nine months ended September 30, 2000 and 1999                              4

                  Consolidated Statements of Cash Flows (unaudited):
                     Nine months ended September 30, 2000 and 1999                                        5

                  Notes to Consolidated Financial Statements (unaudited):                                 6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              18


PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                       18
         Item 3.  Defaults Upon Senior Securities                                                         18
         Item 6.  Exhibits and Reports on Form 8-K                                                        18


SIGNATURE                                                                                                 19

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                                META GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            SEPTEMBER 30,            DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------
ASSETS                                                                         2000                     1999
                                                                            -------------------------------------
Current assets:                                                             (unaudited)
   Cash and cash equivalents                                                      $2,269                 $10,106
   Accounts receivable, net                                                       59,098                  55,279
   Deferred commissions                                                            3,431                   2,402
   Deferred tax asset                                                                532                     407
   Other current assets                                                            3,838                   1,795
                                                                            -------------           -------------
          Total current assets                                                    69,168                  69,989

Marketable securities                                                              6,387                   6,253
Furniture and equipment, net                                                      12,326                   7,170
Deferred tax asset                                                                 1,755                   1,908
Goodwill, net                                                                     16,907                   5,527
Other assets                                                                      24,202                  22,603
                                                                            -------------           -------------
          Total assets                                                          $130,745                $113,450
                                                                            =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $2,950                    $387
   Deferred revenues                                                              35,466                  42,111
   Bank demand note payable                                                       10,900                       -
   Accrued compensation                                                            2,676                   4,934
   Other current liabilities                                                       3,175                   4,333
                                                                            -------------           -------------
          Total current liabilities                                               55,167                  51,765
                                                                            -------------           -------------

Stockholders' equity:

   Preferred stock, $.01 par value, authorized 2,000,000 shares, none
issued                                                                                 -                       -
   Common stock, $.01 par value, authorized 45,000,000 shares, issued
11,493,702 and 10,856,124 shares                                                     115                     109
   Paid-in capital                                                                50,549                  38,691
   Retained earnings                                                              25,596                  23,674
   Accumulated other comprehensive loss                                            (362)                    (469)
   Treasury stock, at cost                                                         (320)                    (320)
                                                                            -------------           -------------
          Total stockholders' equity                                              75,578                  61,685
                                                                            -------------           -------------
          Total liabilities and stockholders' equity                            $130,745                $113,450
                                                                            =============           =============

                See notes to consolidated financial statements.

                                META GROUP, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                 FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,                         SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------
                                                      2000           1999                    2000           1999
                                                 ----------     ----------              ----------     ----------
Revenues:
  Research and advisory services                   $20,213        $17,032                 $64,167        $49,627
  Strategic consulting                               7,069          7,175                  19,091         15,357
  Published research products                        1,448          1,272                   5,027          4,711
                                                 ----------     ----------              ----------     ----------

      Total revenues                                28,730         25,479                  88,285         69,695
                                                 ----------     ----------              ----------     ----------

Operating expenses:
  Cost of services and fulfillment                  17,568         13,282                  47,394         37,451
  Selling and marketing                              9,630          5,395                  25,342         16,183
  General and administrative                         4,927          2,006                  10,049          5,879
  Depreciation and amortization                      1,230            683                   3,004          1,935
                                                 ----------     ----------              ----------     ----------

      Total operating expenses                      33,355         21,366                  85,789         61,448
                                                 ----------     ----------              ----------     ----------

Operating (loss) income                             (4,625)         4,113                   2,496          8,247

Other income, primarily interest, net                  129             93                     761          1,656
                                                 ----------     ----------              ----------     ----------


(Loss) income before (benefit) provision
    for income taxes                                (4,496)         4,206                   3,257          9,903

(Benefit) provision for income taxes                (1,843)         1,752                   1,335          4,092
                                                 ----------     ----------              ----------     ----------

Net (loss) income                                 $ (2,653)       $ 2,454                 $ 1,922        $ 5,811
                                                 ==========     ==========              ==========     ==========


Net (loss) income per diluted common share        $   (.25)         $ .23                  $  .16         $  .50
                                                 ==========     ==========              ==========     ==========

Weighted average number of diluted common
shares outstanding                                  10,822         10,807                  11,802         11,708
                                                 ==========     ==========              ==========     ==========

Net (loss) income per basic common share          $   (.25)         $ .24                   $ .18          $ .53
                                                 ==========     ==========              ==========     ==========

Weighted average number of basic common
shares outstanding                                  10,822         10,095                  10,718         10,919
                                                 ==========     ==========              ==========     ==========


                See notes to consolidated financial statements.

                                META GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                          FOR THE NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------------------------
                                                                                             2000              1999
                                                                                      ------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                $1,922             $5,811
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Depreciation and amortization                                                            3,004              1,935
  Provision for doubtful accounts                                                            990                  -
  Deferred income taxes                                                                        -              3,575
  Other non-cash charges                                                                     190                  -
  Changes in assets and liabilities:
    Accounts receivable                                                                   (5,093)            (4,974)
    Other current assets                                                                  (4,281)            (2,259)
    Other assets                                                                          (1,117)            (1,303)
    Accounts payable                                                                       2,563             (1,375)
    Accrued expenses and other current liabilities                                        (3,416)            (2,982)
    Deferred revenues                                                                     (6,645)             3,129
                                                                                      ----------------    ---------------
 Net cash (used in) provided by operating activities                                     (11,883)             1,557
                                                                                      ----------------    ---------------

INVESTING ACTIVITIES:
   Capital expenditures                                                                   (7,752)            (4,089)
   Proceeds from sales/maturities of marketable securities - net                               -             22,344
   Payments made for acquisitions                                                         (2,502)                 -
   Investments and advances                                                                 (702)            (3,890)
                                                                                      ----------------    ---------------
Net cash (used in) provided by investing activities                                      (10,956)            14,365
                                                                                      ----------------    ---------------

FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                                  4,084             1,067
   Proceeds from employee stock purchase plan                                                 679               351
   Proceeds from line of credit                                                            10,900                 -
   Reacquisition of shares                                                                      -           (22,485)
   Reacquisition of shares - current stockholder                                            (661)              (266)
                                                                                      ----------------    ---------------
Net cash provided by (used in) financing activities                                        15,002           (21,333)
                                                                                      ----------------    ---------------

Net decrease in cash and cash equivalents                                                  (7,837)           (5,411)
Cash and cash equivalents, beginning of period                                             10,106             9,945
                                                                                      ----------------    ---------------
Cash and cash equivalents, end of period                                                   $2,269           $ 4,534
                                                                                      ================    ===============

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

NOTE 2 - INCOME TAXES

     During the quarter ended September 30, 2000, the Company recorded a tax benefit of $1.8 million due to the operating loss recognized by the Company. For the nine months ended September 30, 2000, the Company recorded a tax provision of $1.3 million, reflecting an effective tax rate of 41%. For the nine months ended September 30, 2000, the Company paid $567,000 for state income tax liabilities and $1.9 million for federal income tax liabilities.

NOTE 3 - MARKETABLE SECURITIES

Marketable securities at September 30, 2000 and December 31, 1999 include the following (in thousands):

                                                                             SEPTEMBER 30, 2000
                                                                             ------------------
                                                                              GROSS UNREALIZED             FAIR
                                                             COST              HOLDING LOSSES              VALUE
U.S. government issued mortgage backed bonds                $ 6,996                $ (609)                $ 6,387
                                                            =======                =======                =======

                                                                              DECEMBER 31, 1999

U.S. government issued mortgage backed bonds                $ 6,996                $ (743)                $ 6,253
                                                            =======                =======                =======


The contractual maturities of marketable securities at September 30, 2000 are as follows (in thousands):

                                                                             SEPTEMBER 30, 2000
                                                                             ------------------
                                                                                                         FAIR
                                                                         COST                           VALUE
                                                                         ----                           -----
Due after one year through fifteen years                                $6,996                         $6,387
                                                                        ======                         ======

Actual maturities may differ from contractual maturities because the borrower has the right to call the obligations.

NOTE 4 - COMPREHENSIVE INCOME

         Total comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999 was as follows:

                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,                           SEPTEMBER 30,
                                                   2000                1999                2000                1999
                                                   ----                ----                ----                ----
Net (loss) income                               $   (2,653)            $2,454              $1,922             $ 5,811
Other comprehensive income, net of tax:
Unrealized gain (loss) on marketable
securities                                              65                (90)                134                (437)
Less: reclassification adjustment for
losses included in net income                           -                  -                   -                  126
                                              ---------------    -----------------    ----------------    ---------------
Other comprehensive income:                             65                (90)                134                (311)
                                              ---------------    -----------------    ----------------    ---------------

                                              ===============    =================    ================    ===============
Comprehensive (loss) income                      $  (2,588)            $2,364              $2,056              $5,500
                                              ===============    =================    ================    ===============


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

                                               RESEARCH AND         STRATEGIC          PUBLISHED         CONSOLIDATED
                                             ADVISORY SERVICES     CONSULTING      RESEARCH PRODUCTS         TOTAL
                                             -----------------     ----------      -----------------         -----
THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues                                          $20,213           $ 7,069                $1,448             $28,730
Operating income                                   (3,791)           (1,590)                  756              (4,625)

THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues                                          $17,032           $ 7,175               $1,272              $25,479
Operating income                                    2,885             1,473                 (245)               4,113

NINE MONTHS ENDED SEPTEMBER 30, 2000



Revenues                                          $64,167            $19,091              $5,027              $88,285
Operating income                                    2,929               (747)                314                2,496

NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues                                          $49,627            $15,357              $4,711              $69,695
Operating income                                    7,185              1,858                (796)               8,247


NOTE 6 - ACQUISITION

     In September 2000, the Company completed the acquisition of all of the outstanding limited liability company interests of SPEX Research, LLC ("SPEX"), an IT market research company that conducts evaluations of enterprise software packages, for approximately $1.7 million in cash and the conversion of a $200,000 convertible promissory note. In addition, the Company assumed $1.2 million in liabilities. The acquisition was accounted for under the purchase method and, accordingly, the operations of SPEX have been included in the consolidated financial statements from the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net tangible assets acquired was $3.1 million and has been recorded as goodwill, which is being amortized over 10 years.

NOTE 7 - GOODWILL

         During the nine months ended September 30, 2000 the Company recorded $7.3 million in goodwill in connection with the payment of contingent consideration to the former shareholders of The Sentry Group Inc. ("Sentry") due to Sentry's achievement of certain financial targets under the terms of the Agreement and Plan of Merger between Sentry and the Company, as amended. The Company acquired Sentry in October 1998. The Company issued 274,470 shares of its common stock and paid approximately $470,000 in cash in May 2000 to certain of the former Sentry shareholders. The Company filed a registration statement with the Securities and Exchange Commission in September 2000 to provide for the resale of these shares. Additionally, warrants to acquire 75,000 shares of the Company's common stock at a price of $30 per share, which were previously issued to the Sentry shareholders under the same merger agreement, became exercisable at the time the contingent consideration was paid. The fair value of such warrants was approximately $940,000 and was recorded as additional goodwill during the nine months ended September 30, 2000. The 75,000 warrants expire in May 2004. The goodwill is being amortized over 30 years.

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

NOTE 8 - LINE OF CREDIT

         In September 2000, the Company entered into a $25 million one-year senior revolving credit facility (the "Facility") with its bank, which upon expiration would convert into a five-year term loan payable in sixty consecutive monthly installments. Currently, interest is payable at the rate of (i) LIBOR plus 1.5% or (ii) the higher of the Prime Rate or the Federal Funds Rate plus 1/2%. The Facility currently is collateralized by the Company's marketable securities only. As of September 30, 2000 the total outstanding amount under the Facility was $12.9 million, which was comprised of $10.9 million in borrowings and $2 million in letters of credit. The Facility calls for a commitment fee payable quarterly, in arrears, of 0.25% based on the average daily unused portion. Under the terms of the Facility, the Company is required to meet certain quarterly financial covenants, including, but not limited to, a fixed charge ratio covenant (the "Fixed Charge Covenant") and a minimum EBITDA covenant (the "EBITDA Covenant"). The Company was not in compliance with these covenants for the relevant periods ended September 30, 2000. Under the terms of the Facility, each such covenant breach constitutes an event of default. The Company is currently negotiating with its bank to waive the breaches of the covenants and the associated events of default and, in connection therewith, to amend certain provisions of the Facility. See "Defaults Upon Senior Securities" below. During the nine months ended September 30, 2000, the Company paid approximately $174,000 in interest expense.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

         In July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to fiscal quarters of fiscal years beginning after June 15, 2000. In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. The statement will require the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. The Company does not expect SFAS No. 133 to have an impact on the earnings and financial position of the Company.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer for three quarters the effective date of implementation of SAB No. 101 with earlier application encouraged. The Company is required to adopt SAB 101 in the fourth quarter of 2000.

NOTE 10 - SUBSEQUENT EVENTS

         In October 2000, the Company completed the acquisition of substantially all of the assets of Rubin Systems, Inc. ("RSI"), a provider of IT trend-tracking, finance analysis and software engineering measurement consulting, for an initial payment of $750,000 in cash, 36,874 shares of its common stock and the assumption of certain liabilities. In the event certain financial targets are met, contingent consideration of $4.3 million payable in cash and $2.1 million payable in stock may be paid through March 2004. The acquisition will be accounted for under the purchase method. RSI is wholly-owned by Dr. Howard Rubin, a director and officer of the Company.

         In November 2000, the Company completed the acquisition of substantially all of the assets of META Group Canada, Inc., the Company's independent sales representative organization in Canada, for $4.8 million in cash and the assumption of certain liabilities. The acquisition will be accounted for under the purchase method.

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

OVERVIEW

         META Group, Inc. ("META Group"), together with its subsidiaries, The Sentry Group, Inc. ("Sentry"), MG (Bermuda) Ltd. and 1422722 Ontario Inc. (collectively, the "Company"), is an independent market and business process assessment company. The Company provides research and analysis of developments, trends and organizational issues relating to the computer hardware, software, communications, and related information technology ("IT") industries and their impact on the conduct of business to IT users and vendors. IT user organizations utilize META Group's research, analysis and recommendations to develop and employ cost-effective and revenue enhancing strategies for selecting and implementing timely IT solutions and for aligning these solutions with business priorities. IT vendors use META Group's services for help in product positioning, marketing and market planning, as well as for internal IT decision making.

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

         Research and Advisory Services revenues constituted approximately 70% and 67% of the Company's total revenues for the quarters ended September 30, 2000 and 1999, respectively. Billings attributable to the Company's annually renewable subscription based Research and Advisory Services are initially recorded as deferred revenues and then recognized pro rata over the contract term. Research and Advisory Service billings attributable to service analyst briefing engagements, packaged consulting, Infusion programs and conferences are recognized as revenue when the underlying services are rendered. Research and Advisory Services revenues attributable to international clients are billed and collected by the Company's international sales representative organizations. The Company realizes revenues from the international sales representative organizations at rates of 25% to 50% of amounts billed to those clients for Research and Advisory Services.

         One measure of the volume of the Company's business is its annualized "Contract Value," which the Company calculates as the aggregate annualized value of revenue recognized from all Research and Advisory services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. While Contract Value is not necessarily indicative of future revenues, Contract Value increased 19% to $80.9 million at September 30, 2000 from $68.1 million at September 30, 1999. At September 30, 2000, the Company had 5,600 Research and Advisory Services subscribers in approximately 2,600 client organizations worldwide, as compared to 4,500 subscribers in 1,975 organizations at September 30, 1999.

         Revenues from Strategic Consulting engagements comprised approximately 25% and 28% of the Company's total revenues for the quarters ended September 30, 2000 and 1999, respectively. The Company recognizes revenues on Strategic Consulting engagements as the work is performed. At September 30, 2000 and 1999, the Company employed 97 and 74 consultants, respectively. The majority of the Company's Strategic Consulting clients consist of Research and Advisory Services clients seeking additional advice tailored to their individual IT requirements.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES Total revenues increased 13% to $28.7 million in the quarter ended September 30, 2000 from $25.5 million in the quarter ended September 30, 1999.

Revenues from Research and Advisory Services increased 19% to $20.2 million in the quarter ended September 30, 2000 from $17.0 million in the quarter ended September 30, 1999. The increase in revenues from Research and Advisory Services was due to growth in the Company's retainer-based Research and Advisory Services due to an increase in client subscribers and an increase in sales of the Company's Infusion products. The revenue growth was lower than expected due to decreased sales growth in its Research and Advisory Services experienced during the quarter and were partially offset by decreases in the Company's analyst briefings to existing clients and decreases in packaged consulting and conference revenues. Research and Advisory Services revenues attributable to international clients increased 10% in the quarter ended September 30, 2000 from the quarter ended September 30, 1999 due primarily to an increase in analyst briefings to existing clients, and decreased as a percentage of Research and Advisory Services revenue to 15% from 16%. The Company currently anticipates an increase in its Research and Advisory Services revenue for the remainder of 2000 and anticipates that its Research and Advisory Services revenue will decrease slightly as a percentage of total revenues during the same period.

Strategic Consulting revenues, which result from strategic consulting engagements addressing clients' business and technology issues, decreased 1% to $7.1 million in the quarter ended September 30, 2000 from $7.2 million in the quarter ended September 30, 1999, and decreased as a percentage of total revenues to 25% from 28%. The decrease was primarily due to decreased revenues in a specific practice area of META Group Consulting ("MGC") caused by the loss of key personnel in the middle of the second quarter and a decrease in new business development within this practice area of MGC. Consequently, the Company experienced an imbalance between the skill sets of available consulting staff and the backlog in consulting projects. These issues are being addressed through recruitment and development of business consultants. The Company currently anticipates an increase in its Strategic Consulting revenues for the remainder of 2000 and anticipates that its Strategic Consulting revenues will remain approximately the same as a percentage of total revenues during the same period.

Published Research Products revenues, which result from the sale of publications offering in-depth analysis of single business or IT issues, increased 14% to $1.4 million in the quarter ended September 30, 2000 from $1.3 million in the quarter ended September 30, 1999, and remained constant as a percentage of total revenues at 5%. The increase was primarily due to expanded product offerings and an increase in the number of sales professionals selling the Company's Published Research Products. The lower than expected growth in Published Research Reports revenues was due to changes in product emphasis and changes in the mission of the Company's Inside Sales channel (sales professionals that sell the Company's Published Research Products). Specifically, the Company has begun to restructure some of its Published Research Products so they may be sold not only as a one-time product but also on an annual subscription basis. The Company currently anticipates that its Published Research Products revenue will continue to increase for the remainder of 2000 and increase slightly as a percentage of total revenues during the same period.

COST OF SERVICES AND FULFILLMENT Cost of services and fulfillment increased 32% to $17.6 million in the quarter ended September 30, 2000 from $13.3 million in the quarter ended September 30, 1999 due primarily to the accrual of a discretionary bonus intended to retain research staff (which the Company intends to pay in the first quarter of 2001), increased staffing costs (which consist of compensation and travel) for analyst, consultant and fulfillment positions in connection with the Company's growth and an increase in outside consulting costs.

Cost of services and fulfillment increased to a higher than expected level as a percentage of total revenues to 61% from 52% in the quarter ended September 30, 1999 due primarily to the accrual of the discretionary bonus discussed above. The Company currently anticipates additional accruals of the discretionary bonus discussed above and increased staffing costs due to the anticipated increase in headcount. The Company currently expects that such expenses will decrease as a percentage of total revenues during the remainder of 2000.

SELLING AND MARKETING EXPENSES Selling and marketing expenses increased 79% to $9.6 million in the quarter ended September 30, 2000 from $5.4 million in the quarter ended September 30, 1999 and increased as a percentage of total revenues to 34% from 21%. The higher than expected increase in selling and marketing expenses was primarily due to increased compensation and commission expenses associated with the integration and expansion of the Company's sales force to support its product offerings, greater marketing expenses, both domestically and internationally, in connection with the Company's revenue growth and increased sales expenses incurred in association with the acquisitions discussed in the notes to the Company's consolidated financial statements. While the Company currently anticipates continuing increases in the amount of selling and marketing expenses, it expects that such expenses, as a percentage of total revenues, will decrease during the remainder of 2000.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased 146% to $4.9 million in the quarter ended September 30, 2000 from $2.0 million in the quarter ended September 30, 1999, and increased as a percentage of total revenues to 17% from 8%. The higher than expected increase in expenses was primarily due to increased payroll, benefits, facility and telephone costs, all associated with increased headcount during 2000 and an increase to the Company's provision for doubtful accounts associated with the increase in outstanding accounts receivable. The Company currently anticipates continuing increases over the prior year in the amount of general and administrative expenses primarily due to anticipated increases in headcount and expects such expenses to decrease as a percentage of total revenues during the remainder of 2000.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased 80% to $1.2 million in the quarter ended September 30, 2000 from $683,000 in the quarter ended September 30, 1999. The increase in depreciation and amortization expense was primarily due to an increase in amortization expense as a result of $11.7 million in additional goodwill recorded in 2000 from the payment of contingent consideration to the former Sentry shareholders, the Verity Group and the acquisition of SPEX Research LLC and, to a lesser extent, additional depreciation expense as a result of increased capital expenditures, primarily in information technology and web-site infrastructure, necessary to support the Company's growth.

OTHER INCOME Other income increased 39% to $129,000 in the quarter ended September 30, 2000 from $93,000 in the quarter ended September 30, 1999 due primarily to increased interest income from advances to the Company's affiliates, partially offset by interest expense on the Company's outstanding balance on its line of credit.

BENEFIT FOR INCOME TAXES A benefit for income taxes of $1.8 million was recognized for the quarter ended September 30, 2000, as compared to a provision of $1.8 million recorded for the quarter ended September 30, 1999, due to the pre-tax loss experienced during the quarter ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES Total revenues increased 27% to $88.3 million in the nine months ended September 30, 2000 from $69.7 million in the nine months ended September 30, 1999.

Revenues from Research and Advisory Services increased 29% to $64.2 million in the nine months ended September 30, 2000 from $49.6 million in the nine months ended September 30, 1999. The increases in revenues from Research and Advisory Services were primarily due to the expansion and integration of the Company's sales force resulting in an increased client subscriber base, an increase in analyst briefings to existing clients, increased revenues from the Company's Infusion products, increased revenues from the Company's packaged consulting services and increased revenues from the Company's international clients. Research and Advisory Services revenues attributable to international clients increased 18% in the nine months ended September 30, 2000 from the nine months ended September 30, 1999, and decreased as a percentage of Research and Advisory Services revenues to 15% from 16%.

Strategic Consulting revenues increased 24% to $19.1 million in the nine months ended September 30, 2000 from $15.4 million in the nine months ended September 30, 1999, and remained constant as a percentage of total revenues at 22%. The increase was primarily due to the growth of the Company's core consulting business, increased revenues from the growth of the Company's consulting business internationally and increased sales of Internet security planning and operations services (which are provided under the Company's outsourcing agreement with META Secur e-Com Solutions).

Published Research Products revenues increased 7% to $5.0 million in the nine months ended September 30, 2000 from $4.7 million in the nine months ended September 30, 1999, and decreased as a percentage of total revenues to 6% from 7%. The increase in revenues was primarily due to an increase in sales of the Company's SPEX publications (which provide evaluations of enterprise software packages), formerly distributed under the Company's agreements with SPEX Research LLC and CXP International, S.A. See notes to the consolidated financial statements and Liquidity and Capital Resources for a discussion of the SPEX acquisition.

COST OF SERVICES AND FULFILLMENT Cost of services and fulfillment increased 27% to $47.4 million in the nine months ended September 30, 2000 from $37.5 million in the nine months ended September 30, 1999, and remained constant as a percentage of total revenues at 54%. The increase was primarily due to increased staffing for analyst, consultant and fulfillment positions necessary to support the Company's growth both domestically and internationally. The principal areas of cost increases were compensation, and to a lesser extent, travel.

SELLING AND MARKETING EXPENSES Selling and marketing expenses increased 57% to $25.3 million in the nine months ended September 30, 2000 from $16.2 million in the nine months ended September 30, 1999 and increased as a percentage of total revenues to 29% from 23%. The increase in selling and marketing expenses was primarily due to increased compensation and travel expenses associated with the expansion and integration of the direct sales force and inside sales channel. In addition, the Company incurred greater marketing expenses, both domestically and internationally, in connection with the Company's revenue growth.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased 71% to $10.0 million in the nine months ended September 30, 2000 from $5.9 million in the nine months ended September 30, 1999 and increased as a percentage of total revenues to 11% from 8%. The increase in expenses was primarily due to an increase to the Company's provision for doubtful accounts associated with the increase in aged accounts receivable and increased salary and benefit costs, facilities costs, and telephone costs, all associated with increased headcount.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased 55% to $3.0 million in the nine months ended September 30, 2000 from $1.9 million in the nine months ended September 30, 1999. The increase in depreciation and amortization expense was primarily due to an increase in amortization expense as a result of the increase in goodwill discussed above and, to a lesser extent, additional depreciation expense as a result of increased capital expenditures, primarily in information technology and web-site infrastructure, necessary to support the Company's growth.

OTHER INCOME Other income decreased 54% to $761,000 in the nine months ended September 30, 2000 from $1.7 million in the nine months ended September 30, 1999. The decrease was primarily due to a decrease in interest income from the Company's cash and marketable securities balances due to the decrease in such balances as well as interest expense on the Company's outstanding balance on its line of credit recorded in the nine months ended September 30, 2000.

PROVISION FOR INCOME TAXES Provision for income taxes of $1.3 million was recorded for the nine months ended September 30, 2000, as compared to a provision of $4.1 million recorded for the nine months ended September 30, 1999, reflecting an effective tax rate of 41%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity are cash collections on outstanding accounts receivable, monies available under its revolving credit facility and, to a lesser extent, proceeds from the exercise of stock options. The Company used $11.9 million of cash in operations during the nine months ended September 30, 2000, compared to $1.6 million of cash provided by its operations in the same period of 1999. The significant increase in cash used in operations was primarily due to a decrease in the Company's deferred revenues during the year (as a result of the shift in client demand from subscription-based services toward more focused advisory services and the slowed Research and Advisory Services growth), a decrease in collections of the Company's outstanding accounts receivable and, to a lesser extent, prepayments of analyst and consultant bonuses (included in other current assets on the Company's consolidated balance sheets), increased income tax payments versus the same period of the previous year and an increase in prepaid commissions to the Company's sales force, partially offset by an increase in the Company's accounts payable balance.

         The Company used $7.8 million of cash for the purchase of furniture, equipment, computers and related software for use by the Company's employees in the nine months ended September 30, 2000, compared to $4.1 million in the same period of 1999. The increase was due primarily to upgrades to the Company's information technology infrastructure and collaborative capabilities, including but not limited to continued development of its client relationship management and contract information system, its accounting system and upgrades of its computers and related software used by the Company's employees. The Company expects that additional purchases of equipment will be made as the Company's employee base continues to grow and in connection with its metagroup.com initiatives. The Company currently anticipates that metagroup.com initiatives will incur approximately $1 million in technology infrastructure expenditures in the remainder of 2000. In addition, the Company currently anticipates that it will spend approximately $500,000 in connection with the continued upgrade of its client information system, as well as $1 million in connection with the opening of a new administrative facility and data center in Danbury, CT. The Company has no other material commitments for capital expenditures.

         The Company expended $2.5 million of cash in the nine months ended September 30, 2000 to fund acquisitions. In particular, the Company paid $1.7 million for the acquisition of SPEX Research LLC, paid approximately $500,000 in cash to the former Sentry shareholders due to Sentry's achievement of certain financial targets under the terms of the Agreement and Plan of Merger between Sentry and the Company, as amended, and paid $373,000 of contingent consideration to the Verity Group due to Verity's achievement of certain financial targets.

          In October 2000, the Company completed the acquisition of substantially all of the assets of Rubin Systems, Inc., for an initial payment of $750,000 in cash, 36,874 shares of its common stock and the assumption of certain liabilities. In the event certain financial targets are met, contingent consideration of $4.3 million payable in cash and $2.1 million payable in stock may be paid through March 2004. Rubin Systems, Inc. is wholly-owned by Dr. Howard Rubin, a director and officer of the Company. Additionally, in November 2000, the Company completed the acquisition of substantially all of the assets of META Group Canada, Inc., the Company's independent sales representative organization in Canada, for approximately $4.8 million in cash and the assumption of certain liabilities. The Company will continue to assess its international distributors for purchase or investment consistent with its growth plans.

         The Company received $15 million in cash from financing activities primarily as a result of borrowings totaling $10.9 million from its $25 million revolving credit facility with its bank and $4.7 million in proceeds from the exercise of stock options and proceeds received under its employee stock purchase plan during the nine months ended September 30, 2000 versus $21 million used in cash during the same period last year due to the Company's stock repurchase program. In September 2000, the Company entered into a $25 million one-year senior revolving credit facility (the "Facility") with its bank, which upon expiration would convert into a five-year term loan payable in sixty consecutive monthly installments. Currently, interest is payable at the rate of (i) LIBOR plus 1.5% or (ii) the higher of the Prime Rate or the Federal Funds Rate plus 1/2%. The Facility currently is collateralized by the Company's marketable securities only. As of September 30, 2000 the total outstanding amount under the Facility was $12.9 million, which was comprised of $10.9 million in borrowings and $2 million in letters of credit. The Facility calls for a commitment fee payable quarterly, in arrears, of 0.25% based on the average daily unused portion.
Under the terms of the Facility, the Company is required to meet certain quarterly financial covenants, including, but not limited to, a fixed charge ratio covenant (the "Fixed Charge Covenant") and a minimum EBITDA covenant
(the "EBITDA Covenant"). The Company was not in compliance with these covenants for the relevant periods ended September 30, 2000. Under the terms of the Facility, each such covenant breach constitutes an event of default.
The Company is currently negotiating with its bank to waive the breaches of the covenants and the associated events of default and, in connection therewith, to amend certain provisions of the Facility. See "Defaults Upon Senior Securities" below. During the nine months ended September 30, 2000, the Company paid approximately $174,000 in interest expense.

         During the nine months ended September 30, 2000, the Company recorded $7.3 million in goodwill in connection with the payment of contingent consideration to the former shareholders of The Sentry Group Inc. ("Sentry") due to Sentry's achievement of certain financial targets under the terms of the Agreement and Plan of Merger between Sentry and the Company, as amended. The Company acquired Sentry in October 1998. The Company issued 274,470 shares of its common stock and paid approximately $470,000 in cash in May 2000 to certain of the former Sentry shareholders. The Company filed a registration statement with the Securities and Exchange Commission to provide for the resale of these shares in September 2000. Additionally, warrants to acquire 75,000 shares of the Company's common stock at a price of $30 per share, which were previously issued to the Sentry shareholders under the same merger agreement, became exercisable at the time the contingent consideration was paid. The fair value of such warrants was approximately $940,000 and was recorded as additional goodwill during the nine months ended September 30, 2000. The 75,000 warrants expire in May 2004.

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

         As of September 30, 2000, the Company had cash of $2.3 million, marketable securities of $6.4 million and working capital of $14 million. In addition, the Company currently has approximately $4.5 million available under its facility with its bank.

         The decrease in cash and cash equivalents during the nine months ended September 30, 2000 was due primarily to slower collections on the Company's outstanding accounts receivable, increased capital expenditures due to the infrastructure upgrades discussed above, prepayments of analyst and consultant bonuses (included in other current assets on the Company's consolidated balance sheets), cash consideration paid for acquisitions, increased income tax payments versus the same period of the previous year and an increase in prepaid commissions to the Company's sales force due to increased 2000 billings. Integration and implementation issues experienced during the Company's ongoing infrastructure upgrades contributed to the Company's decrease in collections of outstanding accounts receivable during the nine months ended September 30, 2000. The Company has put a receivables management plan in place to address this issue. However, it is currently anticipated that significant improvement in collections will not occur until the end of 2000 and early in 2001. The Company believes that existing cash balances, its ability to borrow under its line of credit and anticipated cash flows from operations will be sufficient to meet its working capital, capital expenditure and credit facility payment requirements for the next twelve months. In the event that the Company's cash balances, its ability to borrow under its line of credit and anticipated cash flows from operations are not sufficient to meet its working capital, capital expenditure and credit facility payment requirements, the Company may seek to finance such cash shortfall through additional debt or other financings. There can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to the Company or its stockholders. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to meet operating obligations, which would likely have a material adverse impact on the Company's business, results of operations and financial condition. See "Certain Factors That May Affect Future Results" below.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information involving risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including, but not limited to, statements concerning the revenue growth rate in its three operating segments, the future market acceptance of and demand for the Company's products and services, anticipated costs of services and fulfillment, selling and marketing and general and administrative expense levels, cost and expense levels relative to the Company's total revenues, the recruitment, retention and development of the Company's employees, the future success of the Company's business, marketing and infrastructure strategies for supporting future growth, anticipated payments of bonuses to the Company's employees, anticipated increases in headcount, planned capital expenditures, depreciation and amortization expenses, expenditures and business plans related to the metagroup.com initiatives, the Company's working capital and capital expenditure requirements, the collection of outstanding accounts receivable, the availability of and ability to borrow funds under its revolving credit facility, statements concerning the Company's negotiations with its bank concerning waivers of certain defaults and the availability of any additional debt or other sources of financing) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties, and other information discussed below, as well as the accuracy of the Company's internal estimates of revenue and operation expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

         The Company's future operating results are subject to substantial risks and uncertainties. The Company currently derives most of its revenues from subscriptions to its Research and Advisory Services. The Company, however, continues to derive a greater amount of revenues from Strategic Consulting engagements. As a result, any decline in the Company's ability to secure subscription renewals or replace completed Strategic Consulting engagements with new engagements may have a material adverse effect on the Company's results of operations. The Company's ability to secure subscription renewals, at favorable average selling prices, as well as to successfully market and sell its Strategic Consulting services and Published Research Products, is dependent upon the Company's ability to deliver consistent, high-quality, and timely analysis and advice with respect to issues, developments, and trends that clients view as important.
The Company's successful delivery of such analysis and advice is, in turn, dependent upon many factors, including, among other things, its ability to: understand and anticipate rapidly changing technologies and market trends so as to keep its analysis focused on the changing needs of its clients, deliver products and services of sufficiently high quality and timeliness to withstand competition from competitors that may have greater financial, information gathering, and marketing resources than the Company, staff client engagements with appropriately skilled professionals, and recruit, retain and develop highly talented professionals in a competitive job market. The loss of any of the Company's senior management personnel, including Dale Kutnick (Chief Executive Officer and Co-Research Director), could have a material adverse affect on the Company. The Company's ability to market and sell its products and services could also be adversely affected by the emergence of new competitors into one or more of the market segments addressed by the Company's products and services, which could cause pricing pressure and loss of market share. The Company's pricing strategy may limit the potential market for the Company's Research and Advisory Services, Strategic Consulting engagements and Published Research Products. As a result, the Company may be required to reduce prices for its Research and Advisory Services, Strategic Consulting engagements and Published Research Products or introduce new products with lower prices in order to expand or maintain its market share.
In addition, a significant portion of the Company's revenues are attributable to international clients, which may be adversely affected by factors including difficulties in developing and managing relationships with independent international sales representative organizations, reliance on sales entities that the Company does not control, greater difficulty in maintaining direct client contact, fluctuations in exchange rates, adverse political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles, and adverse tax consequences. The Company's future financial results also depend in part on the development or acquisition of new products and services, which may not successfully be achieved due to the inherent costs and risks associated with development, assimilation, and marketing of a new product or service, as well as the Company's limited ability to finance such developments and acquisitions and experience in introducing new products and services.

         Furthermore, the Company's quarterly operating results may fluctuate significantly due to various factors. Because a disproportionately large portion of the Company's annually renewable subscription based Research and Advisory Services contracts expire in the fourth quarter of each year, the Company incurs operating expenses in the fourth quarter at a higher level than would otherwise be required by its sequential growth, and such increased expenses are not normally offset immediately by higher revenues. In addition, the Company's operating results may fluctuate as a result of a variety of other factors, including, without limitation, the level and timing of renewals of subscriptions to Research and Advisory Services, the level and timing of contracted Strategic Consulting Services, the timing and amount of new business generated by the Company, the mix of domestic versus international business, the mix of Research and Advisory Services revenues versus Strategic Consulting and Published Research Products revenues, the number, size and scope of Strategic Consulting engagements in which the Company is engaged, the degree of completion of such engagements and the Company's ability to complete such engagements, the timing of the development, introduction, marketing and market acceptance of new products and services, the integration of acquired businesses into the operations of the Company, the timing of the acquisition and integration into the Company of new business, products, and services (including without limitation, Infusion products), the timing of the production and delivery of Published Research Products sold by the Company, the recruitment, retention and development of research analysts, consultants and administrative staff, employee utilization rates and the accuracy of estimates of the level of resources and skills required to complete ongoing Strategic Consulting engagements, the Company's ability to manage growth and implement systems and processes required by such growth, changes in the spending patterns of the Company's target clients, the timing and execution of the Company's strategic plans, the Company's ability to manage expense levels, the risk of operating losses, risks associated with borrowings under the Company's revolving credit facility, risks associated with executing a definitive agreement with its bank concerning certain defaults under its Facility, risks associated with the collection of outstanding accounts receivable, risks associated with any failure by the Company to meet its working capital, strategic investments, capital expenditure and credit facility payment requirements, the Company's ability to obtain additional debt or other financing when needed or that, if available, such financng will include terms favorable to the Company or its stockholders, changes in market demand for IT research and analysis, competitive conditions in the industry and the timing of capital contributions or loans to entities that operate in parallel or synergistic industries to the Company. Due to these factors, the Company believes period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. The potential fluctuations in the Company's operating results make it likely that, in some future quarter, the

Company's operating results will be below the expectations of securities analysts and investors, which would have a material adverse effect on the price of the Company's Common Stock.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         The terms of the Company's $25 million one-year senior revolving credit facility (the "Facility") with its bank require the company to observe certain financial covenants, including, but not limited to, a fixed charge ratio covenant (the "Fixed Charge Covenant") and a minimum EBITDA covenant (the "EBITDA Covenant"). The Company was not in compliance with the Fixed Charge Covenant and the EBITDA Covenant for the relevant periods ended September 30, 2000. Under the terms of the Facility, each such covenant breach constitutes an event of default pursuant to which the Company's bank may, by notice to the Company, terminate the bank's lending commitments to the Company and declare all obligations of the Company under the Facility due and payable immediately. The Company is currently negotiating with its bank to waive the breaches of the Fixed Charge Covenant and the EBITDA Covenant and the associated events of default and, in connection therewith, to amend certain provisions of the Facility. No assurances may be given that a definitive agreement concerning the waiver of the breached covenants and defaults will be executed or become effective. The conditions to the effectiveness of any such definitive agreement are expected to include an increase in the Facility's interest rate, the payment by the Company of a waiver fee and expenses to its bank and an amendment to the security agreement with its bank. See "Certain Factors That May Affect Future Results" above.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

           Exhibit
           Number           Description
           -------          -----------
             4.1(1)         Credit Agreement between META Group, Inc. and The
                            Bank of New York dated September 18, 2000 (with
                            certain information omitted).

             4.2(1)         Note of META Group, Inc. in favor of The Bank of New
                            York in the principal amount of $25,000,000 dated
                            September 18, 2000.

             4.3(1)         Security Agreement between META Group, Inc. and The
                            Bank of New York dated September 18, 2000.

             4.4(1)         Subsidiary Guarantee among MG (Bermuda) Ltd., The
                            Sentry Group, Inc., META Group, Inc. and The Bank of
                            New York dated September 18, 2000.

            10.1(2)         Letter Agreement dated July 28, 2000 between The
                            Bank of New York and META Group, Inc.

            10.2(2) Master Promissory Note of META Group, Inc. in favor of The Bank of New York dated as of July 28, 2000 in the principal amount of $12,000,000.

             11.1 Statement regarding computation of per-share earnings

             27.1           Financial Data Schedule

(1) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated September 19, 2000 and filed on October 3, 2000 (File No. 0-27280).

(2) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and filed on August 14, 2000 (File No. 0-27280).

         (b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed by the Company for the quarter ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 META GROUP, INC.

Date:   November 14, 2000        By:  /s/ Robert F. Toole
                                      ------------------------------------------
                                      Robert F. Toole
                                      Executive Vice President and
                                      Chief Operating Officer
                                      (Principal Financial and Chief Accounting
                                      Officer)

                                  EXHIBIT INDEX

                                                                                                         Sequentially
Exhibit                                                                                                    Numbered
Number                                                  Description                                          Page
---------------------------------------------------------------------------------------------------------------------
        4.1            Credit Agreement between META Group, Inc. and The Bank of New York dated                 (1)
                       September 18, 2000 (with certain information omitted).

        4.2            Note of META Group, Inc. in favor of The Bank of New York in the principal               (1)
                       amount of $25,000,000 dated September 18, 2000.

        4.3            Security Agreement between META Group, Inc. and The Bank of New York dated               (1)
                       September 18, 2000.

        4.4            Subsidiary Guarantee among MG (Bermuda) Ltd., The Sentry Group, Inc., META               (1)
                       Group, Inc. and The Bank of New York dated September 18, 2000.

       10.1            Letter Agreement dated July 28, 2000 between The Bank of New York and META               (2)
                       Group, Inc.

       10.2            Master Promissory Note of META Group, Inc. in favor of The Bank of New York              (2)
                       dated as of July 28, 2000 in the principal amount of $12,000,000.

       11.1            Statement regarding computation of per-share earnings                                    21

       27.1            Financial Data Schedule                                                                   *

   *  Exhibit included in EDGAR filing with Securities and Exchange Commission.

(1) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated September 19, 2000 and filed on October 3, 2000 (File No. 0-27280).

(2) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and filed on August 14, 2000 (File No. 0-27280).

------------------