Form 10-K
period 2000-12-31
META GROUP INC
filed 2001-04-02
CIK 1000015

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-27280
                            ------------------------

                                META GROUP, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                       06-0971675
     (State or other jurisdiction of                (IRS Employer Identification No.)
     incorporation or organization)

 208 HARBOR DRIVE, STAMFORD, CONNECTICUT                       06912-0061
(Address of principal executive offices)                       (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 973-6700

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 20, 2001 (based on the closing price as quoted by Nasdaq National Market as of such date) was $32,138,981.

    As of March 20, 2001, 10,984,009 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on May 24, 2001, are incorporated by reference into Part III hereof.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    META Group, Inc., a Delaware corporation founded in 1989 ("META Group," together with its subsidiaries The Sentry Group, Inc. ["Sentry"], 1422722 Ontario Inc. ["META Canada"], META Group Australia Holdings PTY Limited ["META Group Australia"], Cenntinum PTE Limited ["META Group Singapore"], and MG [Bermuda] Ltd.--collectively the "Company"), is a leading independent research and consulting firm focusing on information technology ("IT") and business transformation strategies. The Company's goal is to deliver objective, consistent, and actionable guidance to enable organizations to innovate more rapidly and effectively.

    IT user organizations utilize META Group's research, analysis, and recommendations to develop and employ cost-effective and revenue-enhancing strategies for selecting and implementing timely IT solutions--and for aligning these solutions with business priorities. IT vendors use META Group's services for help in product positioning, marketing, and market planning, as well as for internal IT decision making.

    META Group offers clients annual subscriptions to 13 different research services ("Advisory Services") and five structured transformation programs ("Infusions"). These services are focused on specific areas of IT, the special needs of those within the IT organization, or the distinct IT/business issues of specific vertical markets. Recommendations to clients are based on projections and analyses of important industry trends, experiences of other companies, key technology and business best practices, and the impact of new technologies, products, and services.

    The Company also offers strategic consulting services through its consulting division, META Group Consulting ("MGC"). A significant portion of MGC clients are also Advisory Services subscribers. The Company also offers various targeted publications as part of its Published Research Products family.

    META Group targets as its clients substantial commercial and governmental users of IT, as well as IT vendors. As of December 31, 2000, the Company had more than 8,700 subscribers in approximately 3,100 client organizations.

    From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, the statements set forth under the heading "The META Group Solution" below, regarding the Company's objectives to expand the range of clients it serves, further penetrate its existing client base, extend its product line, and broaden the scope of its services, are "forward looking" statements. The Company's actual results could differ materially as a result of various factors, including the level and timing of subscription renewals to Advisory Services, the level and timing of contracted Strategic Consulting billing, the integration of new businesses into the operations of the Company, the timing of production and delivery of Published Research Products sold by the Company, the mix of domestic versus international business, the timing of the development, introduction, marketing, and market acceptance of new products and services, the timing of the hiring of research analysts and consultants, the timing and execution of the Company's strategic plans, changes in the spending patterns of the Company's target clients, changes in the market demand for IT research, analysis, and strategic consulting services, competitive conditions in the industry, and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results" for a discussion of certain factors that may cause actual results to vary significantly from those stated in any forward-looking statement.

    Specific comparative financial information may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the consolidated financial statements.

    META GROUP-Registered Trademark- is a registered trademark of the Company. The META GROUP logo-TM-, META-TM-, META DELTAS-TM-, META FAX-TM-, META FLASH-TM-, and META TRENDS-TM- are also trademarks of the Company. This report includes trademarks and trade names of companies other than META Group.

INDUSTRY BACKGROUND

    Businesses and other organizations remain dependent on IT for competitive success, which has led to historical growth in IT-related expenditures. This market growth is being driven by many factors, including intensified domestic and global competition, Internet technologies and e-business, large-scale migration from legacy mainframe systems to distributed architectures, the accelerating pace of technological change, shortened product and business planning life cycles, outsourcing, and widespread business process re-engineering and corporate downsizing.

    At the same time, the decision-making process involved in the planning, selection, and implementation of IT solutions is growing more complex. Prior to the emergence of open systems and distributed computing, organizations faced easier technology choices. Traditionally, IT managers would simply purchase a vertically integrated solution (hardware, operating system, applications, and services) from one of the large systems vendors. Today, IT decision makers must evaluate various new and rapidly evolving products from multiple vendors and consider the interoperability of these products with one another and with existing legacy systems.

    As IT has become more entwined with day-to-day business operations and strategic planning, a wider range of individuals are participating in the IT decision-making process. With the shift to distributed computing, IT decision making has spread to individual business units. Furthermore, as IT supports more business-critical functions and businesses increasingly interact with customer/suppliers through the Web, IT decision makers at all levels are becoming key participants in the planning and implementation of business decisions--and are often being called on to be strategic drivers of business and technology innovation. As IT assumes a more business-critical role, senior executives of organizations are compelled to take a more active role in IT planning and decision making.

    Because of these trends, there is an increasing need for a level of IT guidance that often cannot be effectively supported by the internal resources of a single organization. Organizations are more frequently turning to outside sources for help with strategic and tactical advice in planning, selecting, and implementing IT. Historically, however, available solutions have had significant limitations. Software and equipment vendors generally offer advice biased toward their own products or services, while often understating interoperability issues. Many professional services firms and implementation companies provide technical advice, but they have incentives to promote solutions that require their services and often have purchasing and cooperative relationships with particular hardware and software vendors. Some independent market research firms provide vendor-neutral advice, but most target technology vendors rather than the user community. Those market research firms that target users typically do not offer advice over a full range of technology offerings. Therefore, there is a need for objective, user-focused, and broad-based IT market research, coupled with personalized advice within the specific context of an organization's business environment and IT requirements.

THE META GROUP SOLUTION

    The Company addresses the demand for user-focused guidance by providing objective IT research, analysis, and advice to substantial commercial and governmental users of IT. META Group services are also used by IT vendors for help in product positioning, marketing, and market planning as well as for internal IT decision making. META Group Advisory Services assist clients in making more informed, timely, and cost-effective decisions in the context of the client's business and technology environments. Each Advisory Service is highly focused on enhancing the client's ability to reduce and/or contain the cost of IT, reduce risk, assess vendor business practices and strategies, evaluate products and technologies, negotiate with vendors, develop financial strategies, and formulate IT architectures and strategic plans.

    META Group differentiates itself from most other IT research firms by delivering IT industry coverage through more comprehensive and integrated service segments, a higher level of personal service, and a greater emphasis on client/analyst interaction. To provide this level of service, the Company maintains a client-to-analyst ratio no higher than 50:1--affording clients more opportunities to speak with analysts.

    The Company's research is designed to alert clients to the sometimes subtle and unforeseen opportunities and risks inherent in complex IT business decisions. Although META Group research contains concrete conclusions and recommendations, a client seeking to understand the complex IT issues addressed in written research often requires further explanation and analysis in the context of the client's unique business environment and IT requirements. Accordingly, all META Group Advisory Services clients have direct access to the Company's analysts, who adapt the Company's published conclusions and recommendations to the client's specific IT environment. META Group analysts are available to clients through direct telephone consultations, customized on-site briefings, annual conferences, and in-depth quarterly teleconferences addressing significant current IT developments.

    META Group believes its proactive involvement in clients' specific IT problem-solving situations enables it to provide actionable advice. META Group analysts have real-time access to a broad base of current user experiences spanning vertical industries and related technologies. This firsthand practical knowledge is disseminated throughout the Company at weekly meetings of META Group's entire research staff. As a result of this interaction and broad knowledgebase, META Group's analysts deliver more informed conclusions and recommendations. META Group believes that its interactive approach provides significant value to senior management and IT decision makers by enhancing their ability to make sound, practical, and cost-effective decisions.

    META Group's objective is to leverage its reputation, comprehensive research model, knowledgebase, customer relationships, and domestic and international sales network to expand the range of clients it serves, further penetrate its existing client base, extend its product line, and broaden the scope of its services.

PRODUCTS AND SERVICES

    META Group's services and products are designed to complement each other and provide flexible access to market assessment and analytical expertise in the following categories:

    - Advisory Services

    - Strategic Consulting

    - Published Research Products

ADVISORY SERVICES

    META Group's Advisory Services provide technology and business research spanning the full spectrum of IT. Advisory Services offer bottom-line advice that clients need to help them make better and faster IT decisions. The Company's Advisory Services include one-on-one analyst interaction via on-site briefings and telephone support, which complements the written deliverables described below.

Advisory service offerings include industry-specific coverage (e.g., energy, insurance, government) as well as services targeted toward executive IT management.

    META Group believes its Advisory Services cover all material IT-related issues faced by its clients. META Group applies a consistent approach to all Advisory Services by offering a high level of personal service with an emphasis on client/analyst interaction. Proactively contacting clients on a regular basis, META Group analysts apply their knowledgebase of product information and user experience to respond to the unique IT situation of each client with in-context, definitive advice and recommendations.

    The following deliverables, which involve the direct participation of META Group research analysts, typically are provided to subscribers to META Group's Advisory Services as an integral part of such services:

    - TELEPHONE CONSULTATIONS afford each subscriber the opportunity to discuss specific issues with META Group analysts.

    - HALF-DAY BRIEFINGS are held at META Group headquarters or at client sites and address client-specific issues.

    - STRATEGIC PLAN REVIEWS provide META Group analysis and evaluation of clients' strategic plans.

    - META GROUP TREND TELECONFERENCES are held quarterly by each service to provide an in-depth analysis of two to four of that service's annual META Trends (i.e., long-term projections of major industry issues and trends that META Group believes will impact users, vendors, and the IT market).

    - SPECIAL EVENT TELECONFERENCES enable clients to participate in discussions with META Group analysts and are generally held following key industry events such as major announcements or trade shows.

    - META GROUP CONFERENCES AND REGIONAL EVENTS address a broad range of tactical and strategic issues relevant to each service. METAmorphosis, the Company's forum for addressing industrywide issues, is held annually in several locations worldwide.

    - EBRIEFINGS are META Group teleconference content delivered in a multimedia format, including streaming audio, presentation slides, and full-text transcripts.

    - WRITTEN RESEARCH: Each subscriber to a META Group Advisory Service receives one or more of the following written materials:

       - META DELTAS are analytical briefs published monthly that deliver analysis of major events, issues, vendor products/strategies, technology, and other pertinent matters.

       - META FAXES are concise summaries of META Group's weekly research meeting, at which industry events are reviewed and analyzed.

       - META TRENDS, published annually, are three- to five-year projections of significant issues and developments that will affect IT users and vendors.

       - META FLASHES are bulletins containing analysis of key industry events or announcements that META Group deems to be of extraordinary importance.

    META Group research is available in print, as well as in the following media. A rolling three years of research can be searched by service, topic, or keyword.

    - Internet

    - Lotus Notes

    - CD-ROM

    Following is a description of META Group's Advisory Services:

    CORE TECHNOLOGY SERVICES

    APPLICATION DELIVERY STRATEGIES (ADS)

    Application Delivery Strategies focuses on both "buy side" and "sell side" cross-functional e-business applications, which must integrate seamlessly with numerous business application services increasingly executed over the Web. ADS provides clients with technological foresight, and helps clients rejuvenate their enterprise application portfolio to meet mandates for corporate agility and innovation. ADS assists IT organizations in establishing greater business credibility for business value creation--not just cost containment--by focusing on three research topics: enterprise business applications, data warehousing, and e-business application development. ADS also focuses on the pivotal business and technology initiatives of customer relationship management and enterprise application integration.

    ELECTRONIC BUSINESS STRATEGIES (EBS)

    Electronic Business Strategies provides decisive, in-context guidance to help companies mesh their technical efficiencies with a broad spectrum of complex e-business imperatives. Offering pragmatic insight into content creation, management, and process automation, EBS helps organizations prioritize and streamline initiatives, spanning business-to-business (B2B), business-to-consumer (B2C), and business-to-employee (B2E) applications and environments. Focusing on such critical issues as Net markets, e-procurement, presentment/payment, and enterprise portals, EBS provides guidance concerning key IT and business issues vital to achieving e-business success.

    ENTERPRISE DATA CENTER STRATEGIES (EDCS)

    Enterprise Data Center Strategies offers expertise and guidance regarding effective externalization of legacy applications for rapidly expanding e-business markets, efficient transition strategies, and large system optimization. EDCS covers managerial, organizational, operational, and technical factors behind evolving enterprise architectures, e-data centers, storage systems, high-volume transaction processing/database systems, and hardware/software asset management. Additional coverage includes server/storage consolidation, high-availability solutions, operations excellence, and vendor analysis and negotiation strategies.

    GLOBAL NETWORKING STRATEGIES (GNS)

    Global Networking Strategies helps clients formulate an integrated networking strategy that addresses such key issues as transformational secure networking, communications for optimal information delivery, and securing enterprise assets online. Strong information security policies and processes--coupled with best practices in the use of sourcing and the right design/technology--deliver a flexible and scalable platform for business communication. A core service competency of GNS is enabling IT and infrastructure groups to plan, design and secure increasingly complex business transactions that extend across multiple business constituencies.

    SERVER INFRASTRUCTURE STRATEGIES (SIS)

    Server Infrastructure Strategies delivers incisive, directed guidance to help IT organizations develop adaptive infrastructures that create patterns of network and server components that facilitate rapid change from enterprise to e-business applications. SIS focuses on the combination of hardware and software components that constitute the server half of the infrastructure stack, including application, integration, database, storage and office system servers. Tackling the entire spectrum of issues confronting infrastructure professionals, SIS examines such key topics as high-availability e-business infrastructure, database/data warehouse evolution, storage consolidation, and middleware architecture. SIS takes a bottom-line approach to help organizations realize their most pressing technology and organizational objectives--identifying actionable strategies for maximizing infrastructure agility, robustness, and value.

    SERVICE MANAGEMENT STRATEGIES (SMS)

    Service Management Strategies creates and revitalizes business and information technology relationships by applying proven service delivery techniques to IT operations and management. The focus is on aligning IT/business goals through best-practice and robust infrastructure and application management, superior service (end-user) support strategies, and optimized use of external service providers to achieve strategic/pragmatic goals. A key element is successful operations/management of increasingly complex e-business applications that extend across organizational/business boundaries.

    WEB & COLLABORATION STRATEGIES (WCS)

    Web & Collaboration Strategies assists IT organizations in developing solutions for customer relationship management ("CRM"), information management, and business collaboration. Emphasis is on improving individual and business-unit productivity, enhancing customer interaction and relationship management and supporting the various information value chains that enhance corporate agility and market competitiveness. Coverage also includes leveraging corporate Internet/ intranet Web sites and portals as a critical application model, as well as optimizing the platforms used by customers and corporate users to exploit these applications.

    EXECUTIVE SERVICES

    EXECUTIVE DIRECTIONS (ED)

    Executive Directions provides intimate, one-on-one support to help chief information officers ("CIOs") make quick and effective decisions that improve their organization's information agility and credibility. By targeting the intersection of business and technology, ED's focused research, proven strategies, and solution-oriented workshops address the critical challenges facing today's IT executive. ED's offerings are targeted to CIOs and senior IT or line-of-business staff members.

    ENTERPRISE ARCHITECTURE STRATEGIES (EAS)

    Enterprise Architecture Strategies provides valuable, ongoing resource that enable organizations to create an adaptive architecture that supports the company's growth strategy while allowing for a quick response to industry changes and advancements. Offering a set of architectural best practices to guide IT organizations in the process of designing a flexible technical infrastructure, EAS helps clients assess effectiveness, enhance adaptability, and lower total cost of ownership.

    IT PERFORMANCE ENGINEERING & MEASUREMENT STRATEGIES (PEMS)

    IT Performance Engineering & Measurement Strategies provides IT organizations with the framework and guidance for better business/IT alignment through enterprisewide measurement programs. Encompassing IT efficiency and effectiveness, PEMS provides information concerning in-depth baselines and benchmarks that shows clients how they compare with peers and best-practice organizations. PEMS enables IT organizations to lay the groundwork for ongoing improvement and measurement initiatives.

    INDUSTRY-FOCUSED SERVICES

    ELECTRONIC GOVERNMENT STRATEGIES (EGS)

    Electronic Government Strategies is an advisory service designed to help government IT professionals, policymakers, and vendors coordinate IT strategy with public policy. Drawing on the diverse talents of META Group's subject-matter experts, EGS analysts help clients formulate the most effective, far-reaching IT strategies to deliver online capability and efficiency for their public-sector programs. EGS's focus is on the key trends and issues germane to each client's needs, including sourcing strategies, labor force retention, IT value, delivery of e-government services, and constituent relationship management. Combining broad-based vision with individualized, practical directives, EGS offers a comprehensive package of custom research, analysis, training, and tools, providing guidance for implementation of policy and technical solutions for support of government programs.

    ENERGY INFORMATION STRATEGIES (EIS)

    Energy Information Strategies addresses the needs and concerns of the rapidly transforming energy industry. Staffed with experienced industry analysts, EIS delivers sound, comprehensive research and advice to energy company business leaders and information technologists. EIS covers the entire energy value chain, with a focus that goes beyond technology to business challenges, opportunities, and threats. By surveying the entire energy industry and the general IT landscape, EIS provides advice to clients on issues vital to their business.

    INSURANCE INFORMATION STRATEGIES (IIS)

    Insurance Information Strategies focuses on the key issues and trends impacting the insurance and financial services industries. IIS helps clients understand the business drivers shaping the competitive landscape, leverage new business models and strategic initiatives, and optimize business/technical architectures to support these initiatives. IIS's major research themes include insurance e-commerce and e-health strategies; customer relationship management for the insurance industry; industry-specific vendor and solution evaluation; and emerging financial services and healthcare payer standards and architectures.

    META GROUP INFUSIONS

    Supplementing the foregoing, during 1998 the Company introduced Infusions--structured transformation programs that combine offerings across META Group's Advisory Services. META Group's Infusions offer best practices that enable clients to accelerate and drive change across their organizations. Based on sound program and project management disciplines, Infusions provide a method to break up challenges into manageable projects, phases, activities, and tasks.

    To help clients achieve their goals, META Group's Infusions offer resources and ongoing support that focus on accountability and communication to obtain buy-in, demonstrate progress, and articulate value. Integral to the Infusion programs are tools, templates, and workshops that accelerate the creation of key deliverables and coaching to catalyze change, provide guidance, and drive progress.

    Following is a description of META Group's Infusions:

    ADAPTIVE INFRASTRUCTURE STRATEGIES INFUSION

    The Adaptive Infrastructure Strategies Infusion helps clients design and implement an infrastructure capable of rapidly responding to business challenges and new initiatives. This structured transformation program provides a library of best practices that enables clients to deliver an adaptive infrastructure, while helping to reduce costs, increase quality, and improve implementations. In addition, the program offers highly interactive workshops and working sessions, practical models and methods, and specialized research to address both day-to-day and long-term infrastructure challenges.

    COMMERCE CHAIN MANAGEMENT INFUSION

    The Commerce Chain Management Infusion is a structured transformation program that helps clients create--and drive forward--action plans for supply and service chain excellence. Starting with overall e-business strategies and organizational tactics, this program combines a step-by-step approach to improving commerce chains with META Group's detailed analytics, decision frameworks, and real-time, in-context advice from its industry experts.

    CUSTOMER RELATIONSHIP MANAGEMENT INFUSION

    The Customer Relationship Management (CRM) Infusion is a structured transformation program that helps clients create action plans for customer relationship excellence. Starting with overall e-business strategies and organizational tactics, this program combines a step-by-step approach to becoming more customer-centric with META Group's detailed analytics, decision frameworks, and real-time advice from its subject-matter experts. Organizations can create customer patterns that cut across marketing, sales, and service functions to produce a panoramic view of each customer in a one-to-one relationship. CRM Infusion clients create these patterns through a series of projects that evolve their business processes, application portfolio, channels, and points of interaction into a multi-channel ecosystem.

    OPERATIONS EXCELLENCE INFUSION

    The Operations Excellence Infusion provides best-practice methods and tools, as well as metrics to track progress, for transforming operations into a strategic asset capable of supporting the entire enterprise. This structured transformation program helps clients optimize processes, contain costs, improve service delivery, and communicate value.

    SECURITY INFUSION

    META Group's Security Infusion helps clients refine security policies, optimize security processes, balance cost and risk, and communicate value. Clients learn how to deploy a proven method for achieving security, despite complex internal organizational boundaries, conflicting business priorities, and corporate politics. The methods, tools, templates, and interactions with the Company's coach and analyst team help achieve success in the critical area of security and in support of major initiatives such as Web-based and business-to-business applications.

STRATEGIC CONSULTING

    META Group Consulting (MGC) offers project consulting services that address clients' business and technology challenges. MGC combines tools, methods, and project management skills with expertise to help mid- to large-sized businesses measurably increase returns from technology investments. META Group's collaborative client approach helps clients map out the required actions to achieve industry best practices through independent, unbiased analysis that leverages the Company's Advisory Services research and analysis. Focusing on critical business imperatives, MGC uses fully customized discovery, development, and delivery techniques and methods, as well as structured transformation programs, to help clients maximize the performance of their business transformation efforts. MGC prices its projects on a fixed fee for fixed scope of work basis.

    MGC targets executives at both large end-user (Global 2000) organizations and IT vendors that serve such organizations. Large end-user client organizations typically use MGC's Strategic Consulting offerings when they need to transform elements of their businesses through the use of information technology. Such transformation support includes selecting, planning, and integrating CRM or supply chain systems; rationalizing supplier networks while deploying electronic procurement systems; optimizing strategic outsourcing support; planning adaptive infrastructure to effectively use Internet/ intranet technology; revitalizing operations to support e-business demands; and using business intelligence to maximize the results of an enterprise's Internet strategy. Strategic Consulting projects leverage the Company's base of consulting expertise in IT with pre-existing frameworks, targeting increased effectiveness for client IT organizations and a closer alignment between clients' business and IT strategies.

    IT vendors also face significant challenges given the complexities in customer buying behavior, pressure from external forces (e.g., competition, regulation) and internal practices that may not be optimized for a rapidly changing environment. MGC provides customized offerings focused on the challenges faced by IT vendors. MGC's services leverage proprietary tools and methods to address such challenges as vendor market positioning relative to customer demands, competitive landscape analysis, and partnering/channel strategies.

    MGC's consulting team combines technological expertise, extensive project management experience, and extensive research resources to assist clients in developing and implementing strategic IT initiatives. MGC has developed complementary offerings linking Advisory Services and Strategic Consulting services. These links are based on common models and templates enabling customers to continue using the Company's services as their need for more consulting-oriented services increases.

PUBLISHED RESEARCH PRODUCTS

    The Company's Published Research Products provide reports, studies, and surveys offering in-depth analysis of specific business and IT issues. The Company offers a large portfolio of research reports and related interactive resources (online data access and decision support as well as multimedia briefing programs). Based on extensive Web and phone surveys, multiclient studies, and accompanying META Group Advisory Services research, these reports offer useful executive/operational insights and in-depth product evaluations and market research.

    Published Research Products, priced on a per-product basis, include products containing quantitative analysis based on multiclient studies focusing on areas such as e-business, customer relationship management, operations excellence, value management, infrastructure development, and commerce chain management. These and other new products leverage intellectual property, research, and analysis existing across all of the Company's Advisory Services. The Company develops its own published research products and also resells products produced by third parties.

    In April 1996, the Company entered into an exclusive distribution agreement with CXP International, S.A. ("CXP")--a Paris-based company specializing in gathering, analyzing, publishing, marketing, and selling technical evaluations regarding computer and telecommunications software--and SPEX Research LLC ("SPEX"). Under the agreement, CXP provided SPEX with evaluation kits, which are publications providing thorough hands-on evaluations and detailed side-by-side product comparisons to assist in the software product decision-making process. SPEX translated the publications to English and provided additional content relevant to the US market. The Company acted as SPEX's distributor and promoted, marketed, and sold the evaluation kits worldwide. In September 2000, the Company completed the acquisition of all the outstanding limited liability company interests of SPEX. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and notes to the consolidated financial statements.

    In October 1996, the Company entered into an agreement with Rubin
Systems, Inc. ("RSI"), a provider of IT and software engineering measurement consulting. Under the agreement, the Company distributed for RSI certain published research products, primarily the WORLDWIDE BENCHMARK REPORT, a publication presenting facts and trend-line data concerning IT performance/productivity, budgets/ spending, emerging technologies, and business requirements compiled from a worldwide sample of IT organizations. RSI is wholly owned by a director of the Company. In October 2000, the Company acquired substantially all the assets of RSI. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and notes to the consolidated financial statements.

    The successful assimilation, marketing, and sale of new products are subject to certain risks and uncertainties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results--Risks Associated With New Product and Services Development."

RESEARCH AND ANALYSIS

    The Company employs a consistent, disciplined research and analysis methodology across the Company's Advisory Services. Each Advisory service has a Service Director who is responsible for implementing the Company's research and analysis methodology in that service. The development methodology consists of an iterative process of research, analysis, hypothesis, and testing. Analysts conduct extensive primary research, working with the Company's user client base, surveying vendors, and contacting other sources. These activities are supplemented with searches of numerous trade, financial, and other third-party source materials compiled in the Company's resource center. A meeting of the entire META Group research staff is held weekly, at which findings are presented and scrutinized. From this research, analysts identify significant patterns and trends, develop assumptions, test hypotheses, and arrive at concrete recommendations and conclusions to provide to clients. META Group analyst compensation is based in part on meeting monthly publishing deadlines as well as proactive client contact.

    The knowledge and experience of the Company's analysts is critical to the quality of the Company's products and services. To ensure consistency of positions and analysis across service disciplines, all META Group research is reviewed by one of the Company's four Co-Research Directors. While varying opinions and philosophical contention among services and research disciplines are encouraged, final positions and conclusions are consistent. This practice ensures that the analytical structure and recommendations presented in the Company's research better enable the various elements of client organizations to formulate integrated strategies based on coherent information and analysis.

SALES AND MARKETING

    META Group uses a direct sales force domestically and both a direct sales force and a network of local independent sales affiliate organizations internationally to market and sell its Advisory Services. The Company's domestic direct sales force of approximately 90 sales and support people is located throughout the United States. They are supported by teams of inside sales people, relationship managers, and administrative personnel located in the Company's regional offices and at its headquarters. The inside sales department is an important source of Published Research Products sales, sales to vendors, and sales to emerging vendors and small to medium-sized enterprises.

    In 2000, the Company reorganized its previously separate sales channels under one manager. Management of the direct, inside, emerging vendor, small to medium enterprise, and international sales channels were unified, achieving a realignment of the sales territories in an effort to improve cooperation between sales channels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Internationally, the Company utilizes both wholly owned and independent sales representative organizations selling Advisory Services, Strategic Consulting, and Published Research Products throughout the Americas, Europe, the Middle East, the Far East, Australia/New Zealand, India, and South Africa. In 2000, the Company acquired substantially all the assets of its independent sales representative organization in Canada. In January 2001, the Company acquired substantially all the assets of its independent sales representative organizations in Australia and Singapore. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and notes to the consolidated financial statements. In 2000, all international sales representative organization offices in Asia, Europe, the Middle East, and Africa were placed under regional management.

    Under the terms of the Company's international sales representative agreements, independent sales representative organizations are assigned exclusive territories and annual quotas. These organizations also perform selected client service functions, and bill and collect revenues attributable to clients within their geographies. The Company realizes revenues from the international sales representative organizations at rates of 25% to 40% of amounts billed to those clients. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results--Risk Associated With International Operations" and Note 1 to the consolidated financial statements.

    As of December 31, 2000, the Company had over 8,700 subscribers to its Advisory Services in approximately 3,100 client organizations worldwide. The Company recognizes that it is not the exclusive provider of IT research and advisory services to many of its clients.

    In March 1995, META Group entered into an exclusive strategic alliance agreement with First Albany Corporation ("First Albany"), a financial services firm. The agreement provides for the distribution of the Company's written research and analysis, in its original form or as customized and expanded by First Albany, to First Albany's financial services customers, which include many institutional investors. The agreement restricts the Company from marketing its services to any broker dealer or sell-side firm offering services similar to those offered by First Albany. The Company is permitted to market and sell Advisory Services directly to First Albany customers. This agreement is annually renewable by First Albany, subject to attainment of specified minimum revenue targets. The Company recognized $1,035,000, $875,000, and $750,000 in revenues from this arrangement in the years ended December 31, 2000, 1999, and 1998, respectively. George McNamee, a director of the Company, is also Chairman and Co-Chief Executive Officer of First Albany. See Note 14 to the consolidated financial statements.

    The Company also markets and sells certain of its products and services and provides additional content to its internet subscribers on its Website, metagroup.com.

CLIENT SUPPORT

    META Group is committed to providing a high level of client service as defined by response time, clarity of advice, and quality of communication. META Group analysts respond to clients' inquiries and concerns as they arise, and analyst compensation is based in part on client inquiry response times. Analysts' regular contact with clients through telephone consultations, briefings, and events also provides the Company with feedback that is used in the enhancement of its services. In addition, the META Group research library frequently performs client-specific topical searches on particular IT issues. The Company maintains a key issues database that identifies areas of particular concern to clients and regularly uses customer satisfaction surveys to refine and enhance the quality of the services it provides. As an integral part of the Company's commitment to customer service, META Group offers a dedicated Client Services team that works to ensure each client receives targeted assistance and quick decision-oriented information.

COMPETITION

    The Company experiences competition in the market for IT research/analysis products and services and strategic consulting services from other independent providers of similar services, as well as from the internal planning and marketing staffs of the Company's current and prospective clients. The Company's principal direct competitor for Advisory Services, Gartner Group, Inc., has a substantially longer operating history, is significantly larger, and has considerably greater financial resources and market share than the Company. The Company also competes indirectly against numerous other information and consulting service providers, including electronic and print media companies and consulting firms. The Company's indirect competitors could choose to compete directly against the Company in the future. Many of the Company's direct and indirect competitors have substantially greater financial, information gathering, and marketing resources than the Company. In addition, although the Company believes it has established a significant market presence, there are few barriers to entry into the Company's market--and new competitors could readily seek to compete against the Company in one or more market segments addressed by the Company's Infusion programs, Strategic Consulting services, Published Research Products, and Advisory Services. Increased competition could adversely affect the Company's operating results through pricing pressure and loss of market share. There can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results--Competition."

    The Company believes that, with respect to both IT research/analysis products and services and strategic consulting services, the principal competitive factors are quality of research and analysis applied in the context of client IT environments, timely delivery of relevant information, client support and responsiveness, the ability to offer products and services that meet changing market needs for information and analysis, and price. The Company believes it competes favorably with respect to each of these factors.

EMPLOYEES

    As of December 31, 2000, the Company employed 723 people, including 379 research analysis and fulfillment personnel (including 305 analysts and consultants), 231 sales and marketing personnel, and 113 administrative personnel. None of the Company's employees is represented by a collective bargaining arrangement, and the Company has experienced no work stoppages. The Company considers its relations with its employees to be good.

    The Company's future success depends in large part on the ability to continue to motivate and retain highly qualified employees, including management personnel, and to attract and retain a significant number of additional qualified personnel, including research analysts, consultants, sales personnel, and product development and operations staff. Competition for qualified personnel in the Company's industry is intense, and many of the companies with which META Group competes for qualified personnel, including Gartner Group, have substantially greater financial and other resources than the Company. Furthermore, competition for qualified personnel can be expected to become more intense as competition in the Company's industry increases. In addition, the Company retains outside consultants to perform services for the Company and its clients. During 2000, the Company increasingly relied on outside consultants to fulfill certain MGC engagements to the extent available employees did not possess the skills necessary to complete existing consulting projects. There can be no assurance that the Company will be able to recruit, retain, and motivate a sufficient number of qualified personnel to compete successfully. The loss of any of the Company's senior management personnel, particularly Dale Kutnick, Chairman, Chief Executive Officer, and Co-Research Director of the Company, or any material failure to recruit, retain, and motivate a sufficient number of qualified personnel could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results--Dependence on Ability to Attract and Retain Qualified Personnel" and "--Dependence on Key Personnel."

ITEM 2. PROPERTIES

    The Company's headquarters are located in approximately 99,000 square feet of office space in Stamford, Connecticut. This facility accommodates research, marketing, sales, customer support, and corporate administration. The lease on this facility expires in October 2001; however, the Company has entered into a new lease agreement for its headquarters which expires in 2008. The Company also leases office space in other locations to support research, sales, and other administrative functions, including Danbury, CT; Reston, VA; Burlingame, CA; Pleasanton, CA; Westborough, MA; Atlanta, GA; Williston, VT; Toronto, Ontario; Montreal, Quebec; Ottawa, Ontario; and Calgary, Alberta. The Company believes that its existing facilities are adequate for its current needs and that additional facilities are available for lease to meet future needs.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to certain legal proceedings arising in the ordinary course of business. However, the Company believes none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations, or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2000.

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

    On March 20, 2001, the closing price of the Company's Common Stock was $3.50, as reported by the Nasdaq National Market. On that date, there were approximately 230 holders of record of the Company's Common Stock and approximately 1,450 beneficial holders, based on information obtained from the Company's transfer agent.

    The Company has never paid cash dividends on its Common Stock. Any future declaration and payment of dividends will be subject to the discretion of the Company's Board of Directors, will be subject to applicable law, and will depend on the Company's results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects, and other factors deemed relevant by the Company's Board of Directors. In addition, the terms of the Company's credit facility with its bank restrict the payment of cash dividends on its common stock.

    The following table reflects the range of high and low bid quotations, as reported on the Nasdaq National Market, for META Group Common Stock in each quarter of the years ended December 31, 2000 and 1999.

                                                                HIGH       LOW
                                                              --------   --------
2000:
  Fourth Quarter............................................   $10.88     $ 4.50
  Third Quarter.............................................   $26.00     $12.38
  Second Quarter............................................   $26.44     $17.00
  First Quarter.............................................   $35.63     $17.88

1999:
  Fourth Quarter............................................   $19.00     $13.75
  Third Quarter.............................................   $18.63     $12.50
  Second Quarter............................................   $16.88     $ 8.25
  First Quarter.............................................   $31.25     $15.38

    In October 2000, the Company completed the acquisition of substantially all the assets of Rubin Systems, Inc. ("RSI"). Pursuant to the terms of the Asset Purchase Agreement among RSI, Howard Rubin and the Company dated October 27, 2000 (the "Asset Purchase Agreement"), RSI received an initial payment of $750,000 in cash and $375,000 in common stock (36,874 shares; the "Initial Shares"). In the event certain financial targets are met, contingent consideration of $4.3 million payable in cash and $2.1 million payable in stock may be paid to RSI through March 2004. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 406,610 shares, the remaining consideration will be payable in cash. As of March 31, 2001, RSI earned a contingent payment of $250,000 payable in 57,084 shares of the Company's common stock. RSI is wholly-owned by Howard Rubin, a director and officer of the Company.

    The Initial Shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), set forth in Section 4(2) thereof and Rule 506 of Regulation D of the General Rules and Regulations under the Act promulgated by the Securities and Exchange Commission ("Regulation D"). In the Asset Purchase Agreement, RSI made certain representations to the Company as to its investment intent, level of sophistication, access to information and status as an accredited investor as defined in Rule 501(a) of Regulation D. The Initial Shares are subject to restrictions on transfer absent registration under the Act or exemption therefrom. The Company is required to register the Initial Shares.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data presented below is derived from the consolidated financial statements of the Company, and should be read in connection with those statements, which are included herein.

                                                              YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                2000(1)    1999(1)    1998(1)    1997(1)      1996
                                                --------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER-SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Advisory Services...........................  $ 84,556   $69,998    $58,586    $44,152    $32,667
  Strategic Consulting........................    27,707    22,370      9,404      5,214      3,714
  Published Research Products.................     7,009     7,315      4,795      1,829        585
                                                --------   -------    -------    -------    -------
    Total revenues............................   119,272    99,683     72,785     51,195     36,966
                                                --------   -------    -------    -------    -------
Operating expenses:
  Cost of services and fulfillment............    69,728    52,224     35,098     24,602     18,908
  Selling and marketing.......................    37,161    23,194     16,702     12,477      8,797
  General and administrative..................    17,519     8,356      6,753      5,006      3,728
  Depreciation and amortization...............     4,867     2,596      1,894      1,501      1,086
                                                --------   -------    -------    -------    -------
    Total operating expenses..................   129,275    86,370     60,447     43,586     32,519
                                                --------   -------    -------    -------    -------
Operating (loss) income.......................   (10,003)   13,313     12,338      7,609      4,447
Other income (expense):
Impairment loss...............................    (2,640)
Other income, primarily interest, net.........       361     1,800      2,621      2,138      1,909
                                                --------   -------    -------    -------    -------
Income (loss) before provision (benefit) for
  income tax..................................   (12,282)   15,113     14,959      9,747      6,356
Provision (benefit) for income tax............    (4,244)    5,883      6,174      3,980      2,730
                                                --------   -------    -------    -------    -------
Income (loss) before cumulative effect of
  change in accounting........................    (8,038)    9,230      8,785      5,767      3,626
Cumulative effect of change in accounting.....    (2,438)
                                                --------   -------    -------    -------    -------
Net income (loss).............................  $(10,476)  $ 9,230    $ 8,785    $ 5,767    $ 3,626
                                                ========   =======    =======    =======    =======
Income(loss) before cumulative effect of
  change in accounting per diluted common
  share.......................................  $   (.75)  $   .80    $   .70    $   .48    $   .32
Cumulative effect of change in accounting.....  $   (.22)
                                                --------   -------    -------    -------    -------
Net income (loss) per diluted common share....  $   (.97)  $   .80    $   .70    $   .48    $   .32
                                                ========   =======    =======    =======    =======
Weighted average number of diluted common
  shares outstanding..........................    10,763    11,501     12,596     11,937     11,502
                                                ========   =======    =======    =======    =======
Income (loss) before cumulative effect of
  change in accounting per basic common
  share.......................................  $   (.75)  $   .86    $   .78    $   .53    $   .41
Cumulative effect of change in accounting.....  $   (.22)
                                                --------   -------    -------    -------    -------
Net income (loss) per basic common share......  $   (.97)  $   .86    $   .78    $   .53    $   .41
                                                ========   =======    =======    =======    =======
Weighted average number of basic common shares
  outstanding.................................    10,763    10,719     11,326     10,821      8,925
                                                ========   =======    =======    =======    =======

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................  $  3,622   $ 10,106   $  9,945   $12,910    $19,335
Marketable securities.......................     6,719      6,253     36,881    27,746     15,684
Working capital (deficit)...................    (6,181)    19,746     33,989    32,826     28,843
Total assets................................   152,463    113,450    112,187    89,453     70,171
Deferred revenues...........................    50,425     42,111     31,276    29,136     22,885
Total stockholders' equity..................    65,708     61,685     72,690    55,400     42,728

- ------------------------

(1) Results for 2000 include the cumulative effect of a change in accounting of $2,438, net of tax, pursuant to the provisions of the Securities and Exchange Commissions Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). Had the Company adopted SAB 101 retroactive to 1997, net income for the years ended December 31, 1999, 1998, and 1997 would have been $7,856, $8,685, and $4,802, respectively. Diluted earnings per share for the same period would have been $0.68, $0.69, and $0.40, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    META Group is a leading independent research and consulting firm focusing on information technology ("IT") and business transformation strategies. META Group's goal is to deliver objective, consistent, and actionable guidance to enable organizations to innovate more rapidly and effectively.

    IT user organizations utilize META Group's research, analysis, and recommendations to develop and employ cost-effective and revenue-enhancing strategies for selecting and implementing timely IT solutions--and for aligning these solutions with business priorities. IT vendors use META Group's services for help in product positioning, marketing, and market planning, as well as for internal IT decision making.

    The Company has three operating business segments: Advisory Services, Strategic Consulting and Published Research Products. The Advisory Services segment provides annually renewable subscription services (focused on specific areas of IT, IT issues related to a specific vertical market, or the specific needs of those within the IT organization), service analyst briefing engagements, and conferences. Supplementing these services are the Company's Infusion programs, which build on the business-focused analysis of the Company's subscription services by offering methodologies and skill-based training needed to successfully manage specific business-critical issues. The Strategic Consulting segment (META Group Consulting--MGC) provides strategic consulting engagements addressing clients' business and technology issues. A significant portion of MGC clients are also Advisory Services subscribers. The Published Research Products segment provides reports, studies, and surveys offering in-depth analysis of specific business or IT issues.

    Advisory Services subscriptions, which are annually renewable contracts and generally payable by clients in advance, constituted approximately 71% and 70% of the Company's total revenues for the years ended December 31, 2000 and 1999, respectively. Billings attributable to the Company's Advisory Services are initially recorded as deferred revenues and then recognized pro rata over the contract term.

    Advisory Services revenues attributable to international clients are billed and collected by the Company's international sales representative organizations and its wholly owned subsidiaries in Canada, Australia, and Singapore. The Company realizes revenues from the international sales representative organizations at rates of 25%-40% of the amounts billed to those clients.

    One measure of the volume of the Company's Advisory Services business is its annualized "Contract Value," which the Company calculates as the aggregate annualized subscription revenue recognized from all Advisory Services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. Contract Value is not necessarily indicative of future Advisory Services revenues. Contract Value increased 8.8% to $88.1 million at December 31, 2000, from $81 million at December 31, 1999.

    Revenues from Strategic Consulting engagements constituted approximately 23% and 22% of the Company's total revenues for the years ended December 31, 2000 and 1999, respectively. The Company recognizes revenues on Strategic Consulting engagements as the work is performed.

    Revenues from Published Research Products constituted approximately 6% and 7% of the Company's total revenues for the years ended December 31, 2000 and 1999, respectively. The Company recognizes revenues from the sale of Published Research Products when the products are delivered.

    The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses, and general and administrative expenses. Cost of services and fulfillment represents the costs associated with production and delivery of the Company's products and services and includes the costs of research, development, and preparation of periodic reports, analyst telephone consultations, executive briefings and conferences, research reports, consulting services, new product development, and all associated editorial and support services. Selling and marketing expenses include the costs of salaries, commissions, and related benefits for such personnel, as well as travel and promotion. General and administrative expenses include the costs of the finance and accounting departments, in addition to the legal, human resources, corporate IT, and other administrative functions of the Company. See "Segment Reporting" in Note 15 to the consolidated financial statements for information regarding the Company's operating segments.

    In the fourth quarter of 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). The Company identified certain newer Advisory Services product offerings containing multiple service elements where revenue was recognized as the services were performed. The Company has elected to record these multiple-element contracts on the straight-line method over the contract term consistent with the treatment of the Company's other traditional Advisory Services product offerings, because it is the Company's belief that the straight-line method is most appropriate given the increased sales volumes and the varying usage patterns by customers of the underlying services. As required by SAB 101, the Company retroactively adopted the provisions effective
January 1, 2000, and has reported this on the Consolidated Statement of Operations as a cumulative effect of a change in accounting in the amount of $2,438,000, net of tax. See Note 2 to the consolidated financial statements.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

    TOTAL REVENUES. Total revenues increased 20% to $119.3 million in the year ended December 31, 2000, from $99.7 million in the year ended December 31, 1999.

    Revenues from Advisory Services, which generally are derived from annually renewable contracts payable by clients in advance, increased 21% to $84.6 million in the year ended December 31, 2000, from $70 million in the year ended December 31, 1999, and increased as a percentage of total revenues to 71% from 70%. The increase in revenues from Advisory Services was principally due to increased subscription revenues as a result of the Company's expanded domestic sales force, a reorganization under one manager of the Company's previously separate sales channels intended to foster a more collaborative sales effort, an increased client subscriber base, further penetration into the small and medium-sized enterprise market, continued international market acceptance of the Company's Advisory Services, an increase in analyst briefings to existing clients, and increased demand for the Company's Infusion products. During 2000, the Company experienced a lower growth rate of its Advisory Services than anticipated primarily as a result of the continued shift in client demand toward more focused, client-specific services (such as strategic consulting) and softened demand for its Advisory Services experienced in the second half of 2000. The Company currently expects continuing decreases in the growth rate of its Advisory Services.

    Advisory Services revenues attributable to international clients increased 13% to $13.2 million in the year ended December 31, 2000, from $11.7 million in the year ended December 31, 1999, and decreased as a percentage of Advisory Services revenues to 16% from 17%. The increase in Advisory Services revenues attributable to international clients was principally due to continued demand for the Company's Advisory Services, increased demand for the Company's infusion programs, and an increase in the number of analyst briefings to existing clients.

    Strategic Consulting revenues, which result from Strategic Consulting engagements addressing clients' business and technology issues, increased 24% to $27.7 million in the year ended December 31, 2000, from $22.4 million in the year ended December 31, 1999, and increased as a percentage of total revenues to 23% from 22%. The increase was principally due to the continued shift in client demand from Advisory Services toward more focused consulting services and was partially offset by decreased revenues in a specific practice area of MGC caused by the loss of key personnel in the middle of the second quarter and a decrease in new business development within this practice area of MGC. In addition, the increase was offset by an imbalance between the skill sets of available consulting staff and the then existing consulting projects. In response to the imbalance in staffing, at the end of the third quarter, MGC changed the focus of its consulting resources to better align with increased client demand for comprehensive and thematic research and services. In addition, the Company experienced an increase in sales of its security planning and operations services and recognized incremental revenues as a result of the acquisition of Rubin Systems, Inc. ("RSI") in October 2000.

    Published Research Products revenues decreased 4% to $7 million in the year ended December 31, 2000, from $7.3 million in the year ended December 31, 1999, and decreased as a percentage of total revenues to 6% from 7%. The decrease was principally due to a refocusing of the Company's inside sales channel (telephone professionals that sell the Company's Published Research Products) that occurred during 2000 from selling only the Company's traditional publication products to in addition selling Web-based subscription products that primarily consist of content developed by the Company's Advisory Services personnel. Revenues generated from the sale of these Web-based subscription products are recognized as Advisory Services revenue. The decrease in revenues from Published Research Products was partially offset by increases in traditional publication revenues as a result of expanded product offerings and an increase in the number of inside sales personnel.

    COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased 34% to $69.7 million in the year ended December 31, 2000, from $52.2 million in the year ended December 31, 1999, and increased as a percentage of total revenues to 58% from 52%. The increase was principally due to additional analyst and fulfillment costs as a result of the Company's increase in headcount undertaken to support the Company's clients, fulfill anticipated product demands, and broaden the Company's product offerings. The costs consist of payroll and payroll-related expenses (payroll taxes and benefits), travel costs, and, to a lesser extent, bonus expense. Outside consulting and royalty expenses increased as a result of the Company's increased sales of its security planning and operations service and multiclient studies, the fulfillment of which requires the assistance of third parties, and as a result of an imbalance between the skill sets of available consulting staff and the existing consulting projects during the second half of 2000. Facilities costs increased due to the acquisition of additional office space to support the Company's expanded employee base.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 60% to $37.2 million in the year ended December 31, 2000, from $23.2 million in the year ended December 31, 1999, and increased as a percentage of total revenues to 31% from 23%. This increase was principally due to additional financial incentives contained in the Company's sales commission plan when it reorganized the previously separate sales forces to motivate and improve cooperation among the sales personnel. In January 2000, the Company changed its sales commission plan year from a plan year ending on December 31 to a plan year ending on January 31. As a result, the commission plan year ended January 31, 2000 covered January 1, 1999 through January 31, 2000, a one time 13-month period. Consequently, the number of sales representatives that triggered a higher commission rate under the sales commission plan for the plan year ended
January 31, 2000 increased, causing the Company to recognize higher than expected commission expense in 2000. In addition, salaries of the Company's selling and marketing personnel increased as a result of increased staffing levels.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 110% to $17.5 million in the year ended December 31, 2000, from $8.4 million in the year ended December 31, 1999, and increased as a percentage of total revenues to 15% in 2000 from 8% in 1999. Due to a continuing slowdown in accounts receivable collections and increases in overdue accounts receivable, in the fourth quarter of 2000 the Company increased its estimate of uncollectable accounts receivable. This resulted in a charge of $3.7 million. In addition, salary and bonus expense increased as a result of increased administrative personnel necessary to handle the Company's growth (both domestically and internationally) and systems implementation efforts, and facilities costs increased due to the acquisition of additional lease space to accommodate increased staff levels.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 88% to $4.9 million in the year ended December 31, 2000, from $2.6 million in the year ended December 31, 1999. The increase in depreciation and amortization expense was principally due to purchases of computer equipment, office furniture, and leasehold improvements required to support business growth and increased amortization of goodwill from the payment of contingent consideration in 2000 and acquisitions consummated in 2000. See Note 4 to the consolidated financial statements.

    IMPAIRMENT LOSS. During the year ended December 31, 2000, the Company determined that, based on estimates of future cash flows and other available market data, two of its strategic investments were permanently impaired. Accordingly, the Company recorded an impairment loss of $2.64 million for the full carrying value of the investments. See "Certain Factors That May Affect Future Results--Risks Associated with Strategic Investments."

    OTHER INCOME, NET. Other income, net, decreased 80% to $361,000 in the year ended December 31, 2000, from $1.8 million in the year ended December 31, 1999, due to a reduction in interest income during the year ended December 31, 2000 because of the decreased levels of cash and marketable securities held by the Company in 2000 versus 1999. In addition, the Company recorded $518,000 in interest expense during the year ended December 31, 2000 on its outstanding borrowing with its bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and
Note 9 to the consolidated financial statements.

    PROVISION FOR INCOME TAXES. The Company recorded an income tax benefit of $4.2 million during the year ended December 31, 2000, and a provision for income taxes of $5.8 million during the year ended December 31, 1999, reflecting an effective tax rate of 35% for 2000 and 39% for 1999. The lower effective rate in 2000 was principally due to the impact of nondeductible expenses.

YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

    TOTAL REVENUES. Total revenues increased 37% to $99.7 million in the year ended December 31, 1999, from $72.8 million in the year ended December 31, 1998.

    Revenues from Advisory Services increased 19% to $70 million in the year ended December 31, 1999, from $58.6 million in the year ended December 31, 1998, and decreased as a percentage of total revenues to 70% from 80%. The increase in revenues from Advisory Services was principally due to increased subscription revenues as a result of the Company's expanded domestic sales force and increased client subscriber base, continued international market acceptance of the Company's Advisory Services, incremental revenues from the introduction of the Company's security planning and operations services in the second quarter of 1999, incremental revenues from the introduction of the Company's Infusion products in the fourth quarter of 1998, and an increase in analyst briefings to existing clients. Commencing in 1998 and continuing through 1999, the Company experienced a shift in business demand by clients toward more focused, client-specific services. As a result, in 1999 the Company experienced a slight decline in the growth rate of Advisory Services revenue as compared to the growth rate in 1998, and an increase in the growth rate of both Strategic Consulting and Published Research Products as compared to the growth rates in 1998.

    Advisory Services revenues attributable to international clients increased 30% to $11.7 million in the year ended December 31, 1999, from $9 million in the year ended December 31, 1998, and increased as a percentage of Advisory Services revenues to 17% from 15%. The increase in Advisory Services revenues attributable to international clients was principally due to continued demand for the Company's Advisory Services and, to a lesser extent, incremental revenues from the Company's Infusion programs.

    During 1999, the Company experienced a decrease in the average selling price of its Advisory Services of 5% to $16,700, from $17,600 in 1998, due to discounts granted to customers as a result of an increase in the average number of services subscribed to by clients. The Company grew its subscriber client base 25% to 5,000 Advisory Services subscribers at December 31, 1999, from 4,000 at December 31, 1998.

    Strategic Consulting revenues increased 138% to $22.4 million in the year ended December 31, 1999, from $9.4 million in the year ended December 31, 1998, and increased as a percentage of total revenues to 22% from 13%. The increase was principally due to the incremental revenues from the acquisition of Sentry in October 1998 coupled with a shift in client demand from Advisory Services toward more focused consulting services. As a result, MGC has developed complementary offerings linking Advisory Services and Strategic Consulting services. These links are based on common models and templates enabling customers to continue with the Company's services as their need for more consulting-oriented services increases.

    Published Research Products revenues increased 53% to $7.3 million in the year ended December 31, 1999, from $4.8 million in the year ended December 31, 1998, and remained constant as a percentage of total revenues at 7%. The increase was principally due to expanded product offerings introduced in 1999 to include products containing more quantitative analysis based on multiclient studies, focusing on areas such as e-business, customer relationship management, operations excellence, value management, infrastructure development, and commerce chain management, as well as new products that leverage intellectual property, research, and analysis existing across all the Company's Advisory Services and an increase in sales of Published Research Products distributed under the Company's agreements with CXP International, S.A., SPEX Research LLC, and Rubin Systems, Inc. (a corporation wholly owned by a director of the Company). See Note 14 to the consolidated financial statements for a discussion of Rubin Systems.

    COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased 49% to $52.2 million in the year ended December 31, 1999, from $35.1 million in the year ended December 31, 1998. The increase was principally due to additional analyst and fulfillment costs as a result of the Sentry acquisition and increased staffing costs (principally consisting of compensation and, to a lesser extent, travel) for analyst, consultant, and fulfillment positions necessary to support the Company's growth domestically and internationally. In addition, cost of services and fulfillment increased due to increased royalty payments to third parties with which the Company has distribution agreements as a result of increased sales of the underlying services, and fulfillment costs associated with the emergence of the Company's security planning and operations services. Costs of services and fulfillment increased as a percentage of total revenues to 52% for the year ended December 31, 1999, from 48% a year ago, due to the increase in analyst and consultant headcount that occurred in the first half of 1999 to support the Company's growth domestically and internationally and the development of new product offerings to meet changing customer demands.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 39% to $23.2 million in the year ended December 31, 1999, from $16.7 million in the year ended December 31, 1998, and remained constant as a percentage of total revenues at 23%. The increase in selling and marketing expenses was principally due to increased compensation and travel expenses associated with the expanded domestic direct sales force and inside sales force that markets Published Research Products to support the increasing scope of the Company's product offerings and to increase sales penetration into new and existing client organizations. In addition, the Company incurred greater marketing expenses domestically and internationally in connection with the growth of the Company's existing services and conferences, as well as the launch of its new Infusion programs, Published Research Products, and conferences.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 24% to $8.4 million in the year ended December 31, 1999, from $6.8 million in the year ended December 31, 1998, and decreased as a percentage of total revenues to 8% in 1999 from 9% in 1998. The increase in expenses was principally due to increased payroll and benefits costs associated with an increase in administrative personnel and increased facility costs due to the assumption of additional lease space at the Company's locations necessary to support the Company's growth.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 37% to $2.6 million in the year ended December 31, 1999, from $1.9 million in the year ended December 31, 1998. The increase in depreciation and amortization expense was principally due to purchases of computer equipment, office furniture, and leasehold improvements required to support business growth and the amortization of goodwill from the Sentry acquisition consummated in October 1998.

    OTHER INCOME, NET Other income decreased 31% to $1.8 million in the year ended December 31, 1999, from $2.6 million in the year ended December 31, 1998, because of a reduction in interest income during the year ended December 31, 1999, due to the decreased levels of cash and marketable securities held by the Company in 1999 versus 1998. Such cash balances and the proceeds from the sale of marketable securities were used to finance the Company's stock repurchases during the second quarter of 1999. The Company recognized $268,400 of losses from the sale of marketable securities. The reduction in interest income was partially offset by an increase in interest income from advances to investee companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 8 to the consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company funds its operations primarily through cash generated from operations, borrowings under its revolving credit facility, and proceeds from the exercise of common stock options. The Company used $10.6 million in cash in operations during the year ended December 31, 2000, and generated $4.0 million and $9.3 million of cash from operations during the years ended December 31, 1999 and 1998, respectively. The significant decrease in operating cash flow was principally due to the net loss suffered during the year ended December 31, 2000, decreased cash collections on outstanding accounts receivable, and increases in prepaid commissions, other current and non-current assets, partially offset by increases in the Company's deferred revenue balance at December 31, 2000, versus the same period in 1999 and non-cash charges recorded in 2000 versus 1999.

    The Company used $11.7 million, $5.0 million, and $3.2 million of cash in the years ended December 31, 2000, 1999, and 1998, respectively, for the purchase of furniture, equipment, computers, software and Web site infrastructure development costs. Such purchases were made to support the Company's growth in business and number of employees. The Company expects that additional purchases of equipment will be made in 2001; however, it expects that such expenditures will decrease in 2001 when compared to 2000 capital expenditures. As of December 31, 2000, the Company had no material commitments for capital expenditures; however, the Company anticipates that it will continue to upgrade its internal systems to support business growth.

    During the year ended December 31, 2000, the Company expended $8.25 million of cash to fund acquisitions and make contingent payouts. The specifics of the acquisitions are as follows:

    In October 1998, the Company completed the acquisition of all the outstanding capital stock of The Sentry Group, Inc. ("Sentry"), an IT consulting company, for an initial payment of 195,066 shares of common stock and a contingent payment of up to $7 million in common stock or (at the Company's option) cash in the event certain financial targets were met by Sentry for 1999. In addition, the Company issued to Sentry stockholders warrants to purchase up to 200,000 shares of the Company's common stock at $30.00 per share, 125,000 shares of which were immediately exercisable and 75,000 shares which were contingently exercisable upon Sentry achieving certain financial targets in 1999. As of December 31, 1999, the contingent payment of $7 million had been earned. Accordingly, the contingent warrants were fully exercisable. The fair value of such warrants was approximately $940,000 and was recorded as additional goodwill during 2000. The 125,000 warrants expire in October 2002, and the 75,000 warrants expire in May 2004. During 2000, the Company issued 274,470 shares of its common stock and paid approximately $470,000 in cash to certain of the former Sentry shareholders to satisfy the Company's earnout obligation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results--Risk of Failure to Integrate Recent Acquisition and Risks Associated With Potential Acquisitions."

    In November 2000, the Company completed the acquisition of substantially all the assets of META Group Canada, Inc., the Company's independent sales representative organization in Canada for $4.7 million in cash and the assumption of certain liabilities.

    In October 2000, the Company completed the acquisition of substantially all the assets of Rubin Systems, Inc. ("RSI"), a provider of IT trend-tracking, finance analysis, and software engineering measurement consulting, for an initial payment of $750,000 in cash, $375,000 in common stock (36,874 shares) and the assumption of certain liabilities. In the event certain financial targets are met, contingent consideration of $4.3 million payable in cash and $2.1 million payable in stock may be paid through March 2004. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 406,610 shares, the remaining consideration will be payable in cash. As of March 31, 2001, RSI earned a contingent payment of $250,000 payable in 57,084 shares of the Company's common stock. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

    In September 2000, the Company completed the acquisition of all the outstanding limited liability company interests of SPEX Research LLC ("SPEX"), an IT market research company that conducts evaluations of enterprise software packages, for approximately $1.6 million in cash and the conversion of a $200,000 convertible promissory note. In addition, the Company assumed
$1.2 million in liabilities.

    Exclusive of its acquisitions, during the years ended December 31, 2000, 1999, and 1998, the Company made investments and advances to several companies in parallel or synergistic industries. The balance of the Company's investments and advances was $18.8 million, $19.3 million, and $8.7 million at December 31, 2000, 1999 and 1998, respectively. These investments and advances are summarized below and in Note 8 to the consolidated financial statements. Each investment is accounted for under the cost method. See "Certain Factors That May Affect Future Results--Risks Associated With Strategic Investments."

    In October 2000, the Company invested $500,000 in Ajunto, Inc. in exchange for shares of Ajunto's Series B Convertible Preferred stock. Ajunto offers a Web-based procurement service for information technology professionals and providers, including a research and decision support tool.

    Throughout 2000, the Company invested an aggregate amount of $652,000 in three of its independent international sales representative organizations in exchange for debt and equity of the underlying distributor organizations.

    In December 1999, the Company invested $487,000 in enamics, Inc. ("enamics") in exchange for shares of enamics Series A Cumulative Convertible Preferred Stock. In addition, the Company advanced $1 million in exchange for a secured subordinated note, convertible into enamics' Series A Cumulative Convertible Preferred Stock. enamics was established to help companies define, simulate, plan, and architect e-business initiatives.

    In November 1999, the Company invested $1 million in Ninth House, Inc. ("Ninth House"), in exchange for shares of Ninth House's Series B Convertible Preferred Stock. Ninth House is a provider of interactive, online learning content to businesses and individuals utilizing both the Internet and corporate intranets as delivery platforms. The Company recorded an impairment loss on its investment in Ninth House as described below.

    In May 1999, the Company advanced $960,000 to Syndicated Research Group ("SRG") in exchange for a subordinated convertible promissory note, convertible into SRG's Series A Convertible Preferred Stock. SRG is a research and advisory firm dedicated to helping human resources professionals make business decisions concerning human capital management issues. In May 2000, the Company invested an additional $250,000 in SRG in exchange for shares of SRG's Series B Convertible Preferred Stock.

    In March 1999, the Company entered into an agreement to advance
$2.8 million to META Secur e-Com Solutions, Inc. ("META SeS"--formerly "MSG"), an independent Internet security consulting firm, in exchange for a secured convertible promissory note, convertible into META SeS's common stock. As of December 31, 1999, the Company had advanced the full $2.8 million. In
July 1999, the Company entered into an agreement to advance additional funds to META SeS in exchange for a secured promissory note. As of December 31, 1999, $216,000 had been advanced under such agreement. The $216,000 was repaid during the first quarter of 2000. The Company has no further obligation to provide funding to META SeS.

    In the fourth quarter of 2000, the Company recorded $2.64 million of impairment losses on its investments in Ninth House, Inc. and FirstMatter LLC. Evaluation of possible impairment is based on management's estimate of the Company's ability to recover the asset from expected future cash flows (undiscounted and without interest charges) of the related operations as well as other market data. In March 2001, the Company closed an agreement with FirstMatter LLC. Under the agreement, the Company will receive intellectual property and $100,000 in cash in return for the cancellation of notes receivable and other assets valued at $1.7 million. The loss of $1.6 million on the transaction is included in the provision for impairment losses of $2.64 million.

    In March 2001, the Company closed on the sale of its investment in Intermedia Group. The Company received approximately $2.9 million in cash from the sale.

    In January 2001, the Company acquired substantially all of the assets of two of its Asia Pacific distributors, one based in Sydney, Australia, and the other headquartered in Singapore. With these acquisitions, the distributors became wholly owned subsidiaries of META Group, Inc. The total purchase price amounted to approximately $2.7 million, consisting of cash in the amount of $1.7 million (of which the Company is obligated to pay a final installment of approximately $302,000), the forgiveness of accounts receivable from the distributor of $470,000, and the assumption of certain liabilities.

    The Company has an obligation to invest an additional $1 million in a venture capital limited partnership pursuant to its subscription agreement with the JMI Equity Side Fund, L.P. (the "JMI Fund"). A director of the Company, Harry Gruner, is a general partner of the general partner of the JMI Fund. See
Note 14 to the consolidated financial statements.

    During the year ended December 31, 2000, the Company received $26.1 million in cash from financing activities primarily as a result of borrowings totaling $20.9 million from its $25 million revolving credit facility with its bank and $5.2 million in proceeds from the exercise of stock options and proceeds received under its employee stock purchase plan during the year ended
December 31, 2000, versus $20.5 million of cash used in financing activities during the same period last year due principally to the Company's stock repurchase program.

    In September 2000, the Company entered into a $25 million one-year senior revolving credit facility (the "Facility") with its bank, which upon expiration would convert into a five-year term loan payable in sixty consecutive monthly installments. Giving effect to an amendment to the Facility dated March 30, 2001, interest is payable at the rate of (i) LIBOR plus 2.00% or (ii) the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. The Facility currently is collateralized by the Company's marketable securities and accounts receivable. As of December 31, 2000, the total outstanding amount under the Facility was $22.66 million, which comprised $20.9 million in borrowings and $1.76 million in letters of credit. The Company and its bank, however, have entered into a standstill agreement with respect to the remaining $1.3 million available to the Company under the Facility whereby the Company has agreed not to request and the Bank has agreed not to make any further advances under the Facility until certain financial information with respect to the Company's financial performance during the first quarter of 2001 is provided to its bank. In January 2001, the Company borrowed an additional $1 million to fund the acquisition of its Asia Pacific distributors. The Facility requires payment of a commitment fee payable quarterly, in arrears, of 0.25% based on the average daily unused portion. The Facility contains a number covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities. In addition, the Company is required to meet certain financial covenants, including, but not limited to, a leverage ratio, a fixed charge ratio and a minimum EBITDA covenant. The Company was not in compliance with these covenants for the relevant periods ended December 31, 2000, but has received waivers of such noncompliance.

    In April 1999, the Company's Board of Directors unanimously authorized the repurchase of up to 1.2 million shares of its common stock in the open market and in privately negotiated transactions from time to time, depending on market conditions and other factors, and in May 1999 expanded the repurchase program by an additional 1.2 million shares. During 1999, 1,989,993 shares were repurchased at an average price of $11.28 per share for a total cost of $22.5 million. All shares repurchased have been retired to the status of authorized but unissued. The Company financed all repurchases with its cash and marketable securities balances.

    Additionally, in April 1999, the Company repurchased, for approximately $266,470 in cash, 2,389 shares of its common stock and warrants to purchase 2,449 shares of its common stock from a minority stockholder pursuant to the terms of a Settlement Agreement, dated October 31, 1995, between the stockholder and Sentry. In May 2000, the Company repurchased, for $659,000 in cash, an additional 15,558 shares of its common stock and warrants to purchase 4,899 shares of its common stock pursuant to the settlement agreement. Such repurchase obligation was assumed by the Company upon the acquisition of Sentry in October 1998. With respect to the shares and warrants repurchased in April 1999 and May 2000, the fair market value of the repurchased securities and all associated costs were recovered from a purchase consideration escrow established for the satisfaction of indemnification claims pursuant to the terms of the Agreement and Plan of Merger between Sentry and the Company. Such recovery by the Company was in the form of a release of 24,937 shares of the Company's common stock in April 1999 and May 2000 from the Sentry purchase consideration escrow. Such released shares were retired to the status of authorized but unissued.

    As of December 31, 2000, the Company had cash of $3.6 million, marketable securities valued at $6.7 million and negative working capital of $6.2 million. The decreases in these assets from December 31, 1999 are principally due to the net loss suffered during the year ended December 31, 2000, a significant decrease in the amount of cash collected on outstanding accounts receivable, increased capital expenditures due to infrastructure upgrades, and increased cash used in acquisitions and strategic investments.

    Integration and implementation issues experienced during the Company's ongoing infrastructure upgrades contributed to the Company's significant decrease in collections of outstanding accounts receivable during the year ended December 31, 2000. In 2001, the Company's management implemented a plan in an attempt to remedy the collection challenges encountered during 2000. Management and sales personnel have been assigned increased responsibility in the overall collection effort. However, there can be no assurance that the Company's collections of outstanding accounts receivable will improve.

    The Company currently expects operating losses to continue at least for the first half of 2001. The Company experienced a net loss of $9.97 million for the quarter ended December 31, 2000, and a net loss of $10.48 million for the year ended December 31, 2000. To return to profitability, the Company will need, among other things, to achieve revenue growth rates in excess of the revenue growth rates achieved in 2000, maintain operating expenses below revenue levels, and improve collections of its accounts receivable. The Company cannot be certain whether, or when, any of these will occur. If the Company fails to achieve sufficient revenue growth, maintain operating expenses below revenue levels or improve collection of its accounts receivable, any such failure will likely result in continued operating losses which would have a material adverse effect on the Company's financial results and condition.

    The Company currently believes that existing cash balances, anticipated cash flows from operations and borrowings under its credit facility (after expiration of the standstill period described above) will be sufficient to meet its working capital, capital expenditure and credit facility payment requirements for the next twelve months. As discussed above, however, the Company has experienced a significant decrease in its cash position and cash flows during 2000 and currently believes that decreases in IT spending as a result of general economic conditions are likely to negatively impact its business. Consequently, in an effort to improve its cash position the Company intends to continue to work to increase accounts receivable collections. The Company is also currently considering substantial cost-containment measures, including workforce reductions and reorganizations, aggressive management of discretionary expenditures and compensation levels and re-evaluation of expense policies. In addition, the Company is also currently exploring potential debt or equity financings, which may be significantly dilutive to the Company's current stockholders. There can be no assurance that such financing will be available when needed or desired or that, if available, such financing will include terms favorable to the Company or its stockholders. See "Certain Factors That May Affect Future Results" below. In addition to the foregoing, the Company is considering the sale of its strategic investments in several companies. The Company can make no assurance that any of these measures, if taken, will improve its cash position.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The impact of recently issued accounting pronouncements is discussed in
Note 3 to the consolidated financial statements.

    FROM TIME TO TIME, INFORMATION PROVIDED BY THE COMPANY OR STATEMENTS MADE BY ITS EMPLOYEES MAY CONTAIN "FORWARD-LOOKING" INFORMATION THAT INVOLVES RISKS AND UNCERTAINTIES. IN PARTICULAR, STATEMENTS CONTAINED IN THIS FORM 10-K (AND IN THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS FORM 10-K) THAT ARE NOT HISTORICAL FACTS (INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONCERNING THE GROWTH RATE OF REVENUES FROM THE COMPANY'S ADVISORY SERVICES, OPERATING AND NET LOSSES, ANTICIPATED WORKING CAPITAL, CAPITAL EXPENDITURE AND CREDIT FACILITY PAYMENT REQUIREMENTS, UPGRADING OF THE COMPANY'S SYSTEMS, POTENTIAL DEBT OR EQUITY FINANCINGS, AND POTENTIAL SALES OF THE COMPANY'S STRATEGIC INVESTMENTS) CONSTITUTE FORWARD-LOOKING STATEMENTS AND ARE MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE NEITHER PROMISES NOR GUARANTEES. THE COMPANY'S ACTUAL RESULTS OF OPERATIONS AND FINANCIAL CONDITION HAVE VARIED AND MAY IN THE FUTURE VARY SIGNIFICANTLY FROM THOSE STATED IN ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THE RISKS, UNCERTAINTIES, AND OTHER INFORMATION DISCUSSED WITHIN THIS FORM 10-K (AND IN THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS FORM 10-K), AS WELL AS THE ACCURACY OF THE COMPANY'S INTERNAL ESTIMATES OF REVENUE, OPERATING EXPENSE LEVELS, GROWTH RATES, AND OTHER ANTICIPATED EXPENDITURES.

    THE FOLLOWING RISK FACTORS SHOULD BE READ IN CONJUNCTION WITH THE DETAILED INFORMATION IN THIS FORM 10-K (AND IN THE DOCUMENTS INCORPORATED BY REFERENCE INTO THIS FORM 10-K). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN FORWARD-LOOKING STATEMENTS CONTAINED OR INCORPORATED BY REFERENCE IN THIS FORM 10-K AND PRESENTED BY MANAGEMENT FROM TIME TO TIME. SUCH FACTORS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION.

THE COMPANY'S CURRENT EXPECTATION OF FUTURE OPERATING LOSSES

    The Company currently expects operating losses to continue for at least the first half of 2001. The Company experienced a net loss of $9.97 million for the quarter ended December 31, 2000, and a net loss of $10.48 million for the year ended December 31, 2000. To return to profitability, the Company will need to, among other things, achieve revenue growth rates in excess of the revenue growth rates achieved in 2000, maintain operating expenses below revenue levels, and improve collections of its accounts receivable. The Company cannot be certain whether, or when, any of these will occur. If the Company fails to achieve sufficient revenue growth, maintain operating expenses below revenue levels or improve collection of its accounts receivable, any such failure will likely result in continued operating losses which would have a material adverse effect on the Company's financial results and condition.

THE COMPANY IS CONSIDERING COST CONTAINMENT AND SEEKING ADDITIONAL CAPITAL

    As of December 31, 2000, the Company had cash of $3.6 million, marketable securities valued at $6.7 million and negative working capital of $6.2 million. The decreases in these assets from December 31, 1999 are principally due to the net loss suffered during the year ended December 31, 2000, a significant decrease in the amount of cash collected on outstanding accounts receivable, increased capital expenditures due to infrastructure upgrades, and increased cash used in acquisitions and strategic investments.

    Integration and implementation issues experienced during the Company's ongoing infrastructure upgrades contributed to the Company's significant decrease in collections of outstanding accounts receivable during the year ended December 31, 2000. There can be no assurance that the Company's collections of outstanding accounts receivable will improve.

    The Company currently believes that existing cash balances, anticipated cash flows from operations and borrowings under its credit facility (after expiration of the standstill period described above) will be sufficient to meet its working capital, capital expenditure and credit facility payment requirements for the next twelve months. As discussed above, however, the Company has experienced a significant decrease in its cash position and cash flows during 2000 and in the first quarter of 2001 and currently believes that decreases in IT spending as a result of general economic conditions are likely to negatively impact its business. Consequently, in an effort to improve its cash position the Company intends to continue to work to increase accounts receivable collections. The Company is also currently considering substantial cost-containment measures, including workforce reductions and reorganizations, aggressive management of discretionary expenditures and compensation levels and re-evaluation of expense policies. In addition, the Company is also currently exploring potential debt or equity financings, which may be significantly dilutive to the Company's current stockholders. There can be no assurance that such financing will be available when needed or desired or that, if available, such financing will include terms favorable to the Company or its stockholders. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to meet operating obligations, which would likely have a material adverse impact on the Company's business, results of operations, and financial condition. The Company can make no assurance that any of these measures, if taken, will improve its cash position.

POTENTIAL HARM TO THE COMPANY CAUSED BY A DECREASE IN IT SPENDING

    The Company's business depends on continued spending on IT by substantial commercial and governmental users of IT. The Company believes that, concurrently with the recent economic slowdown in the U.S. and abroad, there has been a decrease in IT spending and the IT spending projections of substantial commercial and governmental users of IT. If as a result of general economic uncertainty or otherwise IT users reduce IT spending levels, such a decrease in spending would likely substantially reduce demand for the Company's products and services, substantially harm the Company's business, and have a material adverse effect on the Company's financial results and condition.

MANAGEMENT OF GROWTH

    Since inception, the Company's operations have changed substantially due to the expansion and growth of the Company's business. Growth places significant demands on the Company's management, administrative, operational and financial resources and systems. The Company's ability to manage growth, should it continue to occur, will require the Company to continue to improve its systems and to motivate and effectively manage an evolving workforce.

    During 2000 the Company continued its investments in management information systems. Integration and implementation problems encountered during the Company's systems upgrades, however, contributed to the Company's significant decrease in collections of outstanding accounts receivable during the year ended December 31, 2000. There can be no assurance that the Company's collections of outstanding accounts receivable will improve.

    If the Company's management is unable to effectively manage a changing and growing business and continue to improve its systems, the quality of the Company's services and products, its retention of key employees, its results of operations, and its financial condition could be materially adversely affected.

THE COMPANY'S DEPENDENCE ON RENEWALS OF SUBSCRIPTION-BASED SERVICES

    The Company derived approximately 70% of its total revenues in 1999 from subscriptions to the Company's Advisory Services. In the year ended
December 31, 2000, the Company derived approximately 71% of its total revenues from subscriptions to its Advisory Services. The Company may not be successful in maintaining its subscription renewal rates. Commencing in 1998 and continuing into 2000, the Company experienced a shift in client demand toward more consultative, solution-oriented products and services. With the advent of the Internet, information alone--without analysis in the context of a client's environment--has less value. In addition, the Company's ability to renew subscriptions is subject to a number of risks, including the following:

    - The Company may be unsuccessful in delivering consistent, high-quality, and timely analysis and advice to its clients

    - The Company may not be able to hire and retain a large and growing number of highly talented professionals in a very competitive job market

    - The Company may be unsuccessful in understanding and anticipating market trends and the changing needs of its clients

    - The Company may not be able to deliver products and services of the quality and timeliness necessary to withstand competition

    If the Company is unable to successfully maintain its subscription renewal rates or sustain the necessary level of performance, such an inability could have a material adverse effect on the Company's business and financial results.

THE COMPANY'S DEPENDENCE ON NON-RECURRING STRATEGIC CONSULTING ENGAGEMENTS

    The Company derived approximately 23% and 22% of its total revenues during the years ended December 31, 2000 and 1999, respectively, from Strategic Consulting engagements. Strategic Consulting engagements vary in number, size, and scope, and typically are project-based and non-recurring. The Company's ability to replace completed Strategic Consulting engagements with new engagements is subject to a number of risks, including the following:

    - The Company may be unsuccessful in delivering consistent, high-quality, and timely consulting services to its clients

    - The Company may not be able to hire and retain a large and growing number of highly talented professionals in a very competitive job market

    - The Company may not be able to develop new business

    - The Company may not be able to maintain the costs of engagements despite a fixed fee cost structure

    - The Company may be unsuccessful in understanding and anticipating market trends and the changing needs of its clients

    - The skills and competencies of the Company's Strategic Consulting staff may not match the skills required for the fulfillment of existing or potential Strategic Consulting engagements

    - The Company may not be able to deliver consulting services of the quality and timeliness necessary to withstand competition

    If the Company is not able to replace completed Strategic Consulting engagements with new engagements, such an inability could have a material adverse effect on the Company's business and financial results.

THE COMPANY'S EXPECTATION OF FLUCTUATIONS IN OPERATING RESULTS

    The Company's operating results have varied significantly from quarter to quarter. The Company expects future operating results to fluctuate due to several factors, many of which are not in the Company's control:

    - The disproportionately large percentage of the Company's Advisory Services subscriptions that expire in the fourth quarter of each year

    - The level and timing of renewals of subscriptions to the Company's Advisory Services

    - The mix of Advisory Services revenues versus Strategic Consulting and Published Research Products revenues

    - The number, size, and scope of Strategic Consulting engagements in which the Company is engaged, the degree of completion of such engagements and the ability of the Company to match the skills of its consulting staff to consulting engagement opportunities

    - The timing and amount of new business generated by the Company

    - The mix of domestic versus international business

    - The timing of the development, introduction, and marketing of new products and services

    - The timing of the hiring of research analysts, consultants, and sales representatives

    - Employee utilization rates and the accuracy of estimates of resources required to complete ongoing Strategic Consulting engagements

    - Changes in the spending patterns of the Company's clients

    - The Company's ability to collect its accounts receivable

    - Changes in market demand for IT research and analysis

    - Decreases in spending on IT by substantial commercial and governmental users of IT

    - General economic uncertainty and economic slowdown in the U.S. and abroad

    - Competitive conditions in the industry

    Due to these factors, the Company believes period-to-period comparisons of operating results are not necessarily meaningful and should not be relied on as an indication of future operating results. The potential fluctuations in the Company's operating results make it likely that, in some future quarter, the Company's operating results will be below the expectations of securities analysts and investors, such as during the quarters ended September 30, 2000, and December 31, 2000, which will likely have a material adverse effect on the price of the Company's Common Stock.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    Net revenues attributable to international clients represented approximately 17% of the Company's total Advisory Services revenues for the year ended December 31, 1999, and approximately 16% of the Company's total Advisory Services revenues for the year ended December 31, 2000. The Company sells its products internationally through a network of independent sales representative organizations and wholly owned subsidiaries. The risks to the Company of international operations include:

    - Greater accounts receivable collection risk with respect to sales through its independent sales representative organizations (because the Company relies on the sales representative organization to invoice and collect receivables)

    - Longer accounts receivable collection cycles

    - The financial health of individual sales representative organizations

    - Developing and managing relationships with sales representative organizations and foreign employees

    - Integration of acquired international operations into the Company's existing operations

    - Greater difficulty in maintaining direct client contact with respect to sales through its independent sales representative organizations

    - Political, social, and economic conditions in various jurisdictions

    - Tariffs and other trade barriers

    - Potentially adverse tax consequences

    The Company expects that international operations will continue to account for a significant portion of its revenues and intends to continue to expand its international operations. Expansion into new geographic territories may require considerable management and financial resources, as was the case in 2000, and may negatively impact the Company's results of operations. If the Company is unable to successfully manage the risks associated with international operations, such an inability could have a material adverse effect on the Company's business and financial results.

RISKS OF FAILING TO ANTICIPATE CHANGING MARKET NEEDS

    The Company's success depends in part on its ability to anticipate rapidly changing technologies and market trends and to adapt its products and services to meet the changing information and analysis needs of IT users. Commencing in 1998 and continuing into 2000, the Company experienced a shift in client demand toward more consultative, solution-oriented products and services. With the advent of the Internet, information alone--without analysis in the context of a client's environment--has less value. In addition to this, frequent and often dramatic changes characterize the IT industry, including the following:

    - Introduction of new products and obsolescence of others

    - Shifting strategies and market positions of major industry participants

    - Paradigm shifts with respect to system architectures

    - Changing objectives and expectations of IT users and vendors

    - Volatility in spending levels on IT by substantial commercial and governmental users of IT

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

THE COMPANY'S DEPENDENCE ON ITS ABILITY TO ATTRACT AND RETAIN QUALIFIED
  PERSONNEL

    The Company needs to hire, train, and retain a significant number of qualified employees to execute its strategy and support its growth. In particular, the Company needs trained research analysts, consultants, sales representatives, product development, management and operations staff. The Company continues to experience intense competition in recruiting and retaining qualified employees. Furthermore, the Company's ability to manage its business effectively will require it to further develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The pool of experienced candidates, particularly the pool of experienced managers, is small, and the Company competes for qualified employees against many companies, including Gartner Group, that have substantially greater financial resources than the Company. If the Company is unable to successfully hire, retain, and motivate a sufficient number of qualified employees, such an inability will have a material adverse effect on the Company's business and financial results.

COMPETITION

    The IT research, analysis, and consulting industry is extremely competitive. The Company competes directly with other independent providers of similar services and indirectly with the internal staffs of current and prospective client organizations. The Company's principal direct competitor, Gartner Group, has a substantially longer operating history and has considerably greater financial resources and market share than the Company. The Company also competes indirectly with larger electronic and print media companies and consulting firms. The Company's indirect competitors, many of which have substantially greater financial, information gathering, and marketing resources than the Company, could choose to compete directly against the Company in the future.

    The Company's market has few barriers to entry. New competitors could easily compete against the Company in one or more market segments addressed by the Company's Advisory Services or Strategic Consulting services. The Company's current and future competitors may develop products and services that are more effective than the Company's products and services. Competitors may also produce their products and services at less cost and market them more effectively. If the Company is unable to successfully compete against existing or new competitors, such an inability will have a material adverse effect on the Company's operating results and would likely result in pricing pressure and loss of market share.

RISKS ASSOCIATED WITH NEW PRODUCT AND SERVICES DEVELOPMENT

    The Company's future success depends on its ability to develop or acquire new products and services that address specific industry and business sectors, changes in client requirements, and technological changes in the IT industry. The process of internally researching, developing, launching, and gaining client acceptance of a new product or service is inherently risky and costly. Assimilating and marketing an acquired product or service is also risky and costly. Commencing in 1998 and continuing into 2000, the Company experienced a shift in client demand toward more consultative, solution-oriented products and services. With the advent of the Internet, information alone--without analysis in the context of a client's environment--has less value. In addition to this, the Company has introduced relatively few new products or services and has had limited experience in managing strategic investments. If the Company is unable to develop new products and services, such inabilities could have a material adverse effect on the Company's operating results and financial condition.

RISKS ASSOCIATED WITH STRATEGIC INVESTMENTS

    In an effort to develop new products and services, from April 1996 to December 2000, the Company made investments in and advances to companies in parallel or synergistic businesses totaling approximately $21.5 million. Such strategic investments and advances are highly risky and generally illiquid. Furthermore, strategic investments may disrupt the ongoing business of the Company and distract management. In the fourth quarter of 2000, the Company recorded a $2.64 million impairment loss for the full carrying value of two of its strategic investments. There can be no assurance that such strategic investments will result in new product or service offerings for the Company or otherwise be successful. Many factors outside the control of the Company, including general economic conditions, could impair the value of the Company's strategic investments, requiring the Company to record further, substantial losses related to such investments. The Company is searching for potential purchasers for certain of its strategic investments. There can be no assurances that the Company will be able to liquidate its strategic investments when needed or desired. If the Company is unable to manage or liquidate its strategic investments, such inabilities could have a material adverse effect on the Company's operating results and financial condition.

THE COMPANY'S DEPENDENCE ON KEY PERSONNEL

    The Company relies, and will continue to rely, in large part on its key management, research, consulting, sales, product development, and operations personnel. The Company's success partially depends on its ability to motivate and retain highly qualified employees. If Dale Kutnick (Chairman, Chief Executive Officer, and Co-Research Director) and/or other senior officers leave the Company, such loss or losses could have a material adverse effect on the Company.

RISK OF PRODUCT/SERVICES PRICING LIMITING POTENTIAL MARKET

    The Company's pricing strategy may limit the potential market for the Company's Advisory Services and Strategic Consulting services to substantial commercial and governmental users and vendors of IT. As a result, the Company may be required to reduce prices for its Advisory Services and Strategic Consulting services or to introduce new products and services with lower prices to expand or maintain its market share. These actions could have a material adverse effect on the Company's business and results of operations.

RISK OF FAILURE TO INTEGRATE RECENT ACQUISITIONS AND RISKS ASSOCIATED WITH
  POTENTIAL ACQUISITIONS

    As part of its business strategy, the Company buys, or makes investments in, complementary businesses, products, and services. If the Company finds a business it wishes to acquire, the Company could have difficulty negotiating the terms of the purchase, financing the purchase, and assimilating the employees, products, and operations of the acquired business. Acquisitions may disrupt the ongoing business of the Company and distract management. Furthermore, acquisition of new businesses may not lead to the successful development of new products or services, or if developed, such products or services may not achieve market acceptance or prove to be profitable. A given acquisition may also have a material adverse effect on the Company's financial condition or results of operations. In addition, the Company may be required to pay cash, incur debt or issue equity to pay for any future acquisitions or contingent payments in connection with previously consummated acquisitions, which may be dilutive to the Company's current stockholders and/or decrease the Company's working capital.

RISKS ASSOCIATED WITH RESTRICTIVE COVENANTS

    The credit facility with its bank (the "Facility") contains a number of covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities. In addition, under the Facility, the Company is required to maintain specified financial covenants, including minimal levels of EBITDA, minimum leverage ratios and minimum fixed charge coverage ratios. The ability of the Company to comply with such provisions may be affected by events beyond its control. The breach of any of these covenants could result in a default under the Facility. In the event of any such default, the lender could elect to declare all amounts borrowed under the Facility, together with all accrued interest, to be due and payable. Any such election would likely have a material adverse effect on the Company's financial condition.

THE VOLATILITY AND UNPREDICTABILITY OF THE COMPANY'S STOCK PRICE

    The market price of the Company's common stock has been volatile and is likely to continue to be highly volatile and could be subject to decreases. During 2000, as reported on the Nasdaq National

Market, the Company's common stock quotations ranged from a high of $35.88 to a low of $4.25. On March 29, 2001, the market price of the Company's common stock was $1.37. The market price of the Company's common stock could be subject to wide fluctuations in response to:

    - The Company's perceived prospects, including anticipated revenue growth

    - Variations in the Company's operating results and the Company's achievement of key business targets

    - The Company's ability to maintain operating expenses below revenue levels or improve collection of its accounts receivable

    - Changes in securities analysts' recommendations or earnings estimates

    - Differences between the Company's reported results and those expected by investors and securities analysts, such as during the quarters ended September 30, 2000 and December 31, 2000

    - Announcements of new service offerings by the Company or its competitors

    - Market reaction to any acquisitions, joint ventures, or strategic investments announced by the Company or its competitors

    - General economic or stock market conditions unrelated to the Company's operating performance

    In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If the Company were sued in a securities class action, it would result in substantial costs as well as a diversion of management's attention and resources, and it would likely cause the market price of the Company's common stock to fall.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See "Concentration of Credit Risk" in Note 3 to the consolidated financial statements for information regarding the Company's approach to financial risk management.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements, financial statement schedule, and exhibits listed under Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K are filed as a part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item may be found under the sections captioned "Election of Directors," "Occupations of Directors and Executive Officers," and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement (the "2001 Proxy Statement") for the Company's Annual Meeting of Stockholders to be held on May 24, 2001, and is incorporated herein by reference. The 2001 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item may be found under the section captioned "Compensation and Other Information Concerning Directors and Officers" in the 2001 Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item may be found under the section captioned "Management and Principal Holders of Voting Securities" in the 2001 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, which is incorporated herein by reference, and in Note 14 to the consolidated financial statements.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) FINANCIAL STATEMENTS.

    The following consolidated financial statements are included in Item 8 of this report:

                                                                PAGE
                                                              --------
Independent Auditors' Report................................      41

Consolidated Balance Sheets at December 31, 2000 and 1999...      42

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999, and 1998.........................      43

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2000, 1999, and 1998.....      44

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999, and 1998                               45

Notes to Consolidated Financial Statements..................      46

    (a)(2) FINANCIAL STATEMENT SCHEDULE.

    The following financial statement schedule for the Company is filed as part of this report:

Schedule I--Valuation and Qualifying Accounts...............      66

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

    (a)(3) LIST OF EXHIBITS.

    The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

EXHIBIT NUMBER                                  DESCRIPTION
- --------------          ------------------------------------------------------------
     2.1(1)(2)          Agreement and Plan of Merger by and among META Group, Inc.,
                        MG Acquisition Corporation, and The Sentry Group, Inc. dated as of September 23, 1998 ("Agreement and Plan of Merger")
     2.2(1)             Amendment No. 1 to Agreement and Plan of Merger dated as of
                        October 20, 1998
     2.3(10)            Amendment No. 2 to Agreement and Plan of Merger dated as of
                        May 12, 2000
     3.1(3)             Amended and Restated Certificate of Incorporation of the
                        Company
     3.2(3)             Amended and Restated Bylaws of the Company
     4.1(3)             Specimen Certificate Representing the Common Stock
     4.2(1)             Registration Rights Agreement dated as of October 20, 1998 by and among META Group, Inc. and the stockholders of The
                        Sentry Group, Inc. listed on the signature pages thereto
     4.3(1)             Escrow Agreement dated as of October 20, 1998 among META
                        Group, Inc., Peter A. Naber, and State Street Bank and
                        Trust Company
     4.4(6)             Form of Common Stock Purchase Warrant (Immediate Vesting)
                        issued to stockholders of The Sentry Group, Inc. on
                        October 20, 1998
     4.5(6)             Form of Common Stock Purchase Warrant (Contingent Vesting)
                        issued to stockholders of The Sentry Group, Inc. on
                        October 20, 1998
     4.6(2)(11)         Credit Agreement between META Group, Inc. and The Bank of
                        New York dated September 18, 2000 ("Credit Agreement")
     4.7(11)            Note of META Group, Inc. in favor of The Bank of New York in the principal amount of $25,000,000 dated September 18, 2000
     4.8(11)            Security Agreement Between META Group, Inc. and The Bank of
                        New York dated September 18, 2000
     4.9(11)            Subsidiary Guarantee among MG (Bermuda) Ltd., The Sentry
                        Group, Inc., META Group, Inc., and The Bank of New York
                        dated September 18, 2000
     4.10(12)           Amendment No. 1 and Waiver No. 1 to the Credit Agreement
                        dated as of December 11, 2000
     4.11+              Amendment No. 2 and Waiver No. 2 to the Credit Agreement
                        dated as of March 30, 2001
    10.1(7)*            Amended and Restated 1995 Stock Plan
    10.2(4)*            Form of Incentive Stock Option Agreement under the Amended and Restated 1995 Stock Plan
    10.3(4)*            Form of Non-Qualified Stock Option Agreement under the
                        Amended and Restated 1995 Stock Plan
    10.4(5)*            1995 Employee Stock Purchase Plan Enrollment Authorization
                        Form
    10.5(3)*            1995 Non-Employee Director Stock Option Plan
    10.6(4)*            Form of Non-Qualified Stock Option Agreement under the 1995
                        Non-Employee Director Stock Option Plan of the Registrant
    10.7(2)(3)*         Agreement between First Albany Corporation and the Company dated March 30, 1995
    10.8(3)*            Restated and Amended 1989 Stock Option Plan, as amended
    10.9(3)*            Form of Incentive Stock Option Agreement under 1989 Stock
                        Option Incentive Plan
    10.10(3)*           Form of Certificate and Agreement under Restated and Amended
                        1989 Stock Option Plan
    10.11(3)*           1993 Stock Option and Incentive Plan, as amended
    10.12(3)*           Form of Certificate and Agreement under 1993 Stock Option
                        and Incentive Plan

EXHIBIT NUMBER                                  DESCRIPTION
- --------------          ------------------------------------------------------------
    10.13(3)*           Form of Warrant under the Restated and Amended 1989 Stock
                        Option Plan and 1993 Stock Option and Incentive Plan
    10.14(3)            Form of International Sales Representative Agreement
    10.15(3)            Office Lease between International Business Machines
                        Corporation and the Company dated August 1, 1994
    10.16(6)*           Form of META Group, Inc./JMI Long Term Incentive
                        Compensation Plan
    10.17(7)*           Amended and Restated 1996 Equity Compensation Plan of The
                        Sentry Group, Inc.
    10.18(8)*           Employment agreement between META Group, Inc. and Larry R.
                        DeBoever dated as of October 15, 1996
    10.19(8)*           Promissory Note dated as of November 1, 1996 issued by
                        Larry R. DeBoever to META Inc. in an aggregate principal
                        amount of $500,000
    10.20(8)*           Amended and Restated 1995 Employee Stock Purchase Plan
    10.21(2)(9)*        Letter Agreement dated as of February 2, 2000 between META
                        Group, Inc. and Larry R. DeBoever
    10.22(10)           Letter Agreement dated as of July 28, 2000 between The Bank of New York and META Group, Inc.
    10.23(10)           Master Promissory Note of META Group, Inc. in favor of The
                        Bank of New York dated as of July 28, 2000 in the principal amount of $12 million
    10.24*+             Asset Purchase Agreement among Rubin Systems Inc., Howard
                        Rubin, and META Group, Inc. dated as of October 27, 2000
    10.25+*             Employment and Management Agreement between META Group, Inc.
                        and Howard Rubin dated as of October 27, 2000*
    10.26*+             Office Lease between Harbor Vista Associates Limited
                        Partnership and the Company dated March 31, 1999
    21.1+               List of Subsidiaries
    23.1+               Consent of Deloitte & Touche LLP
    24.1+               Power of Attorney (see page 40)

- ------------------------

(1) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated October 20, 1998 and filed on November 3, 1998 (File No. 0-27280).

(2) Confidential treatment obtained as to certain portions.

(3) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-97848).

(4) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 as filed on March 1, 1996 (File No. 333-1854).

(5) Incorporated herein by reference to the exhibits to the Company's Registration Statement on form S-8 as filed on December 19, 1995 (File No. 33-80539).

(6) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and filed on November 17, 1998 (File No. 0-27280).

(7) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 as filed on December 3, 1998 (File No. 333-68323).

(8) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and filed on May 14, 1999 (File No. 0-27280)

(9) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000 (File No. 0-27280)

(10) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and filed on August 14, 2000 (File No. 0-27280)

(11) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated September 19, 2000 and filed on October 3, 2000 (File No. 0-27280).

(12) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated December 11, 2000 and filed on December 13, 2000 (File No. 0-27280).

    * Indicates a management contract or any compensatory plan, contract, or arrangement.

    + Filed herewith.

(B) REPORTS ON FORM 8-K

    On October 27, 2000, the Registrant filed a report on Form 8-K announcing that (i) a conference call was scheduled for Tuesday, November 7, 2000 at 4:15 pm Eastern Time to discuss its financial results for the third quarter ended September 30, 2000, quarterly highlights, and current expectations regarding its future performance, and (ii) the conference call was accessible to the public through live Internet access in a listen-only mode.

    On November 7, 2000, the Company filed a report on Form 8-K announcing that
(i) it moved the date on which it was to report its financial results for the third quarter ended September 30, 2000 to after the market close on Thursday, November 9, 2000, (ii) a conference call was scheduled for 8:15 am Eastern Time on Friday, November 10, 2000 to discuss its financial results, quarterly highlights, and current expectations regarding its future performance, and
(iii) the conference call on November 10, 2000 was accessible to the public through live Internet access in a listen-only mode.

    On December 11, 2000 the Company filed a report on Form 8-K announcing the Company executed an amendment and waiver to its $25 million senior revolving credit facility with The Bank of New York.

(C) EXHIBITS

    The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       META GROUP, INC.

Date: April 2, 2001                                    By:               /s/ DALE KUTNICK
                                                            -----------------------------------------
                                                                           Dale Kutnick
                                                              CHAIRMAN, CHIEF EXECUTIVE OFFICER, AND
                                                                       CO-RESEARCH DIRECTOR

                        POWER OF ATTORNEY AND SIGNATURES

    We, the undersigned officers and directors of META Group, Inc., hereby severally constitute and appoint Dale Kutnick and John A. Piontkowski and each of them singly, our true and lawful attorneys, with the power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable META
Group, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 2nd day of April 2001.

                      SIGNATURE                                           TITLE(S)
                      ---------                                           --------
                  /s/ DALE KUTNICK
     -------------------------------------------       Chairman, Chief Executive Officer (Principal
                    Dale Kutnick                         Executive Officer), and Co-Research Director

                                                       Senior Vice President--Finance, Chief
               /s/ JOHN A. PIONTKOWSKI                   Financial
     -------------------------------------------         Officer, Treasurer, and Secretary (Principal
                 John A. Piontkowski                     Financial Officer and Principal Accounting
                                                         Officer)

                 /s/ GAYL W. DOSTER
     -------------------------------------------       Director
                   Gayl W. Doster

               /s/ FRANCIS J. SALDUTTI
     -------------------------------------------       Director
                 Francis J. Saldutti

                 /s/ HARRY S. GRUNER
     -------------------------------------------       Director
                   Harry S. Gruner

                 /s/ MICHAEL SIMMONS
     -------------------------------------------       Director
                   Michael Simmons

                /s/ GEORGE C. MCNAMEE
     -------------------------------------------       Director
                  George C. McNamee

                  /s/ HOWARD RUBIN
     -------------------------------------------       Director
                    Howard Rubin

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
META Group, Inc.
Stamford, Connecticut

    We have audited the accompanying consolidated balance sheets of META
Group, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed at Item 14(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of META Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 2 to the consolidated financial statements, effective January 1, 2000 the Company adopted the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and consequently changed the method of revenue recognition for certain of the Company's Advisory Services.

DELOITTE & TOUCHE LLP
Stamford, Connecticut
March 13, 2001
(March 30, 2001 as to Note 9)

                                META GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  3,622   $ 10,106
  Accounts receivable, less allowance for doubtful accounts
    of $4,031 and $673......................................    57,825     53,278
  Deferred commissions......................................     3,428      2,402
  Deferred tax asset........................................     5,806        407
  Other current assets......................................     3,555      1,795
                                                              --------   --------
    Total current assets....................................    74,236     67,988
Non-current portion of accounts receivable..................     4,444      2,001
Marketable securities.......................................     6,719      6,253
Property and equipment, net.................................    14,712      7,170
Deferred tax asset..........................................     3,733      1,908
Intangible assets, net......................................    23,532      5,527
Investments and advances....................................    18,818     19,275
Other non-current assets....................................     6,269      3,328
                                                              --------   --------
    Total assets............................................  $152,463   $113,450
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,856   $    387
  Deferred revenues.........................................    44,087     38,588
  Bank note payable.........................................    20,900
  Accrued compensation......................................     6,086      4,934
  Accrued liabilities.......................................     3,849      2,367
  Income taxes payable......................................       176      1,493
  Other current liabilities.................................       463        473
                                                              --------   --------
    Total current liabilities...............................    80,417     48,242
Non-current deferred revenues...............................     6,338      3,523
                                                              --------   --------
    Total liabilities.......................................    86,755     51,765

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value, authorized 2,000,000
    shares; none issued.....................................
  Common stock, $0.01 par value, authorized 45,000,000
    shares; issued 11,619,025 and 10,856,124 shares.........       116        109
  Paid-in capital...........................................    52,874     38,691
  Retained earnings.........................................    13,198     23,674
  Accumulated other comprehensive loss......................      (160)      (469)
  Treasury stock, at cost, 647,016 shares...................      (320)      (320)
                                                              --------   --------
    Total stockholders' equity..............................    65,708     61,685
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $152,463   $113,450
                                                              ========   ========

                See notes to consolidated financial statements.

                                META GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues:
  Advisory Services.........................................  $ 84,556   $69,998    $58,586
  Strategic Consulting......................................    27,707    22,370      9,404
  Published Research Products...............................     7,009     7,315      4,795
                                                              --------   -------    -------
    Total revenues..........................................   119,272    99,683     72,785
                                                              --------   -------    -------
Operating expenses:
  Cost of services and fulfillment..........................    69,728    52,224     35,098
  Selling and marketing.....................................    37,161    23,194     16,702
  General and administrative................................    17,519     8,356      6,753
  Depreciation and amortization.............................     4,867     2,596      1,894
                                                              --------   -------    -------
    Total operating expenses................................   129,275    86,370     60,447
                                                              --------   -------    -------
Operating income (loss):....................................   (10,003)   13,313     12,338

Other income (expense):
Impairment loss.............................................    (2,640)
Other income, primarily interest, net.......................       361     1,800      2,621
                                                              --------   -------    -------
Income (loss) before provision (benefit) for income taxes...   (12,282)   15,113     14,959

Provision (benefit) for income taxes........................    (4,244)    5,883      6,174
                                                              --------   -------    -------
Income (loss) before cumulative effect of change in
  accounting................................................    (8,038)    9,230      8,785

Cumulative effect of change in accounting (Note 2)..........    (2,438)
                                                              --------   -------    -------
Net income (loss) (Note 2)..................................  $(10,476)  $ 9,230    $ 8,785
                                                              ========   =======    =======
Income (loss) before cumulative effect of change in
  accounting per diluted common share.......................  $   (.75)  $   .80    $   .70

Cumulative effect of change in accounting per diluted common
  share.....................................................  $   (.22)
                                                              --------   -------    -------
Net income (loss) per diluted common share..................  $   (.97)  $   .80    $   .70
                                                              ========   =======    =======
Weighted average number of diluted common shares
  outstanding...............................................    10,763    11,501     12,596
                                                              ========   =======    =======
Income (loss) before cumulative effect of change in
  accounting per basic common share.........................  $   (.75)  $   .86    $   .78

Cumulative effect of change in accounting per basic common
  share.....................................................  $   (.22)
                                                              --------   -------    -------
Net income (loss) per basic common share....................  $   (.97)  $   .86    $   .78
                                                              ========   =======    =======
Weighted average number of basic common shares
  outstanding...............................................    10,763    10,719     11,326
                                                              ========   =======    =======

                See notes to consolidated financial statements.

                                META GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                  ACCUMULATED
                                                     OTHER          COMMON STOCK                  RETAINED      TREASURY STOCK
                                                 COMPREHENSIVE   -------------------   PAID-IN    EARNINGS    -------------------
                                       TOTAL         LOSS         SHARES     AMOUNT    CAPITAL    (DEFICIT)    SHARES     AMOUNT
                                      --------   -------------   --------   --------   --------   ---------   --------   --------
Balance, January 1, 1998............  $ 55,400                    11,775      $118     $49,943    $  5,659      (647)     $(320)
Exercise of stock options...........     1,636                       328         3       1,633
Issuance of shares under employee
  stock purchase plan...............       344                        21                   344
Income tax benefit from stock
  options exercised.................       984                                             984
Sentry acquisition..................     4,706                       195         2       4,704
Sentry warrants.....................       835                                             835
Net income..........................     8,785                                                       8,785
                                      --------       -----        ------      ----     -------    --------      ----      -----
Balance, December 31, 1998..........    72,690                    12,319       123      58,443      14,444      (647)      (320)
Exercise of stock options...........     1,538                       487         5       1,533
Issuance of shares under employee
  stock purchase plan...............       734                        57         1         733
Equity based compensation...........       150                                             150
Income tax benefit from stock
  options exercised.................       563                                             563
Repurchase and retirement of
  shares............................   (22,751)                   (2,007)      (20)    (22,731)
Comprehensive income:
  Unrealized loss on marketable
    securities......................      (469)      $(469)
  Net income........................     9,230                                                       9,230
                                      --------       -----        ------      ----     -------    --------      ----      -----
Total comprehensive income..........     8,761
                                      --------
Balance, December 31, 1999..........    61,685        (469)       10,856       109      38,691      23,674      (647)      (320)
Exercise of stock options...........     4,165                       376         3       4,162
Repurchase and retirement of
  shares............................      (662)                      (25)                 (662)
Issuance of shares under employee
  stock purchase plan...............     1,026                       101         1       1,025
Equity-based compensation...........       129                                             129
Income tax benefit from stock
  options exercised.................     1,425                                           1,425
Sentry earnout shares...............     6,793                       274         3       6,790
Sentry earnout warrants.............       939                                             939
Rubin Systems Inc. acquisition......       375                        37                   375
Comprehensive income (loss):
  Unrealized gain on marketable
    securities......................       305         305
  Foreign currency translation
    adjustment......................         4           4
  Net income (loss).................   (10,476)                                                    (10,476)
                                      --------
Total comprehensive income (loss)...   (10,167)
                                      --------       -----        ------      ----     -------    --------      ----      -----
Balance December 31, 2000...........  $ 65,708       $(160)       11,619      $116     $52,874    $ 13,198      (647)     $(320)
                                      ========       =====        ======      ====     =======    ========      ====      =====

                See notes to consolidated financial statements.

                                META GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Operating activities:
Net income (loss)...........................................  $(10,476)  $  9,230   $  8,785
Adjustments to reconcile net income (loss) to net cash (used
  in) provided by operating activities:
  Cumulative effect of change in accounting.................     2,438
  Depreciation and amortization.............................     4,867      2,596      1,894
  Provision (benefit) for doubtful accounts.................     4,723       (415)       260
  Impairment loss on investments............................     2,640
  Loss on sale of marketable securities.....................                  268
  Equity-based compensation and other non-cash charges......       559        150         40
  Deferred income taxes.....................................    (5,685)     2,559      4,986
  Tax benefit from exercise of stock options................     1,425        563        984
  Changes in assets and liabilities (net of business
    acquisitions):
    Accounts receivable.....................................   (14,120)   (20,660)    (8,253)
    Deferred commissions....................................    (1,026)      (966)       (85)
    Other current assets....................................      (873)       412       (783)
    Other assets............................................    (2,084)    (2,023)    (1,077)
    Accounts payable........................................     4,469     (1,074)      (271)
    Accrued compensation and other expenses.................      (793)     2,478        704
    Deferred revenues.......................................     3,338     10,835      2,110
                                                              --------   --------   --------
Net cash (used in) provided by operating activities.........   (10,598)     3,953      9,294
                                                              --------   --------   --------
Investing activities:
  Capital expenditures......................................   (11,657)    (4,978)    (3,177)
  Proceeds from sales/maturities of (investments in)
    marketable securities...................................               29,357     (9,135)
  Payments made for acquisitions............................    (8,251)
  Investments and advances..................................    (1,406)    (7,692)    (1,927)
                                                              --------   --------   --------
Net cash (used in) provided by investing activities.........   (21,314)    16,687    (14,239)
                                                              --------   --------   --------
Financing activities:
  Proceeds from bank borrowings.............................    20,900
  Repurchase of shares......................................      (662)   (22,751)
  Proceeds from employee stock purchase plan................     1,025        734        344
  Proceeds from exercise of stock options...................     4,165      1,538      1,636
                                                              --------   --------   --------
Net cash provided by (used in) financing activities.........    25,428    (20,479)     1,980
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........    (6,484)       161     (2,965)
Cash and cash equivalents at beginning of year..............    10,106      9,945     12,910
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  3,622   $ 10,106   $  9,945
                                                              ========   ========   ========
Supplemental information:
  Cash paid during the year for income taxes................  $  3,433   $    846   $    221
                                                              ========   ========   ========
  Cash paid during the year for interest....................  $    518
                                                              ========

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION

    META Group, Inc. and its wholly owned subsidiaries, 1422722 Ontario Inc. ("META Group Canada"), The Sentry Group, Inc., and MG (Bermuda) Ltd. (collectively the "Company") is a leading independent research and consulting firm focusing on information technology ("IT") and business transformation strategies. The Company's goal is to deliver objective, consistent, and actionable guidance to enable organizations to innovate more rapidly and effectively.

    The Company's domestic revenues are generated by a direct sales force calling on IT user and vendor clients. International marketing and sales are performed by independent sales representative organizations and its wholly owned subsidiary in Canada. Under the terms of the Company's international sales representative agreements, the Company realizes Advisory Services revenues from the international sales representative organizations at rates of 25% to 40% of amounts billed to their clients.

    Revenues from international sales representative organizations and its wholly owned subsidiary in Canada, accounted for approximately 16%, 17%, and 15% of the Company's total Advisory Services revenues for the years ended
December 31, 2000, 1999, and 1998, respectively.

2. CHANGE IN ACCOUNTING

    In the fourth quarter of 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). The Company identified certain newer Advisory Services product offerings containing multiple service elements where revenue was recognized as the services were performed. The Company has elected to record these multiple element contracts on the straight-line method over the contract term, consistent with the treatment of the Company's other traditional Advisory Services product offerings because it is the Company's belief that the straight-line method is most appropriate given the increased sales volumes and the varying usage patterns by customers of the underlying services. As required by SAB 101, the Company retroactively adopted the provisions effective January 1, 2000, and has reported this on the Consolidated Statement of Operations as a cumulative effect of a change in accounting in the amount of $2,438, net of tax. The impact of this change in accounting on quarterly results for 2000 is reflected in
Note 16.

    The pro-forma impact to net income and earnings per share amounts assuming an adoption date of January 1, 1998 are as follows:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Net (loss) income...........................................   $7,856     $8,685
Net (loss) income per basic common share....................   $ 0.73     $ 0.77
                                                               ======     ======
Net (loss) income per diluted common share..................   $ 0.68     $ 0.69
                                                               ======     ======

3. SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of META Group, Inc., MG (Bermuda) Ltd., META Group Canada, and The Sentry Group, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

    FOREIGN CURRENCY TRANSLATION. All assets and liabilities of META Group Canada are translated into US dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of Stockholders' Equity.

    REVENUE AND COMMISSION EXPENSE RECOGNITION. Advisory Services revenues are recognized on a straight-line basis over the subscription contract period, generally one year. All subscription contracts are billable at signing, absent special terms granted on a limited basis from time to time. As such, the Company's policy is to record at the time of signing of an Advisory Services subscription contract the fees receivable and related deferred revenues for the full amount of the subscription contract. Accounts receivable and deferred revenues that extend beyond a 12-month period have been classified on the consolidated balance sheets as non-current. The Company also records the related sales commission obligation upon the signing of the subscription contract and amortizes the corresponding deferred commission expense over the subscription period in which the related Advisory Services revenues are earned and amortized to income. All subscription contracts are cancelable only for non-performance, except for certain government contracts that have a 30-day cancellation clause. Historically, such cancellations have not been material. Strategic Consulting and Published Research Products revenues are recognized at the time the applicable service is rendered or product is delivered.

    RECLASSIFICATIONS. In July 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option," which requires that income tax benefits from stock option exercises be classified as an operating cash flow. Prior period Consolidated Statements of Cash Flows have been reclassified to conform to this presentation. Certain other prior year balances have been reclassified to conform with the current year presentation.

    SUPPLEMENTAL STATEMENTS OF CASH FLOW DATA.  During the year ended
December 31, 2000, in connection with the acquisition of substantially all the assets of Rubin Systems, Inc., the Company issued 36,874 shares of its common stock. The value of the shares issued ($375,000) was allocated to the assets acquired. During the year ended December 31, 2000, the Company issued 274,470 shares in connection with the payment of contingent consideration pursuant to the acquisition of the Sentry Group, Inc. In addition, 75,000 warrants to purchase the Company's common stock became exercisable when such contingent consideration was earned. The value of the shares and warrants totaled
$7.7 million and was recorded as goodwill. During the year ended December 31, 1998, the Company acquired the Sentry Group, Inc. for 195,066 shares of common stock valued at $4.7 million and warrants valued at $835,000.

    PRODUCT DEVELOPMENT. All costs incurred in the development of new products and services are expensed as incurred.

    PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years.

    COMPUTER SOFTWARE COSTS. Internal and external direct and incremental costs incurred in developing or obtaining computer software for internal use are capitalized in property and equipment and amortized under the straight-line method over the estimated useful life of the software, generally three to five years. General and administrative costs related to developing or obtaining such software are expensed as incurred.

    INCOME TAXES. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities as measured by the presently enacted tax rates.

    CASH EQUIVALENTS AND MARKETABLE SECURITIES. Cash and cash equivalents include cash on hand and all investments in highly liquid instruments purchased with original maturities of three months or less. The Company had no cash equivalents at December 31, 2000. At December 31, 1999, the Company had cash equivalents of $5,774. Investments with original maturities of more than three months are classified as marketable securities. Marketable securities at December 31, 2000 are considered "available-for-sale" and carried at fair market value. Unrealized gains and losses, net of income tax benefits, are reflected as "Accumulated other comprehensive loss" in Stockholders' Equity and have no effect on net income.

    EARNINGS PER SHARE. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common equivalent shares (common stock options and warrants) outstanding. Common shares outstanding includes issued shares less shares held in treasury for the respective year.

    CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to credit risk consist primarily of cash and trade receivables. The Company maintains its cash with major financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets into which the Company's products and services are provided, as well as their dispersion across many different geographic areas. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments are irrevocable letters of credit guaranteeing certain local bank borrowings of its independent international sales representative organizations and certain performance obligations by the Company. The Company has no other material off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. Most of the Company's financial instruments, including cash, trade receivables, and payables, and accrued liabilities are short-term in nature. Accordingly, the carrying amount of these financial instruments approximates fair value. Investments in equity securities that are not publicly traded are valued at cost. The Company believes the fair value of its investments exceed cost; however, due to inherent limitations in the valuation of non-marketable securities and changes in facts and circumstances, including economic factors, the Company's estimate could change significantly. The carrying amount of the Company's bank note payable approximates fair value as the rate of interest on this facility approximates the current market rate of interest for similar instruments with comparable maturities.

    LONG-LIVED ASSETS. The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company's ability to recover the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted cash flows are less than the carrying value of such asset, an impairment loss would be recognized for the difference between estimated fair value and carrying value. As a result of the Company's review, in the fourth quarter of 2000 the Company recorded
$2.64 million of impairment losses on two of its investee companies. The assessment of impairment requires management to make estimates of expected future cash flows along with other available market data. It is possible that future events or circumstances could cause these estimates to change.

    MANAGEMENT ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    INTANGIBLE ASSETS. Intangible assets include goodwill, customer list, non-compete agreement, and other intangibles. Goodwill represents the excess of the purchase price of acquired businesses over the fair value of net assets acquired and is being amortized using the straight-line method over a period ranging from 10 to 30 years. The non-compete agreement is being amortized on a straight-line basis over the period of the agreement (four years). The customer list is being amortized over its estimated useful life of five years.

    STOCK-BASED COMPENSATION. The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The disclosures are set forth in Note 12. The Company continues to account for stock based compensation for employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

    NEW FINANCIAL ACCOUNTING STANDARDS. Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

    In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2 "Accounting for Web Site Development Costs" ("EITF Issue No. 00-2"), which applies to all Web site development costs incurred for quarters beginning after June 30, 2000. The consensus states that the accounting for specific Web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company believes that its current Web site development costs accounting policies are consistent with the guidance of EITF Issue No. 00-2. Web site development costs are capitalized and amortized over the estimated useful life of three years.

4. ACQUISITIONS

    In October 1998, the Company completed the acquisition of all the outstanding capital stock of The Sentry Group, Inc. ("Sentry"), an IT consulting company, for an initial payment of 195,066 shares of common stock and a contingent payment of up to $7 million in common stock or (at the Company's option) cash in the event certain financial targets were met by Sentry for 1999. In addition, the Company issued to Sentry stockholders warrants to purchase up to 200,000 shares of the Company's common stock at $30.00 per share, 125,000 shares of which were immediately exercisable and 75,000 shares of which were contingently exercisable upon Sentry achieving certain financial targets in 1999. As of December 31, 1999, the contingent payment of $7 million had been earned. Accordingly, the contingent warrants were fully exercisable. The fair value of such warrants was approximately $940,000 and was recorded as additional goodwill during 2000. The 125,000 warrants expire in October 2002, and the 75,000 warrants expire in May 2004. During 2000, the Company issued 274,470 shares of its common stock and paid approximately $470,000 in cash to certain of the former Sentry shareholders.

    The acquisition was accounted for under the purchase method and, accordingly, the operations of Sentry have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. Such allocation resulted in goodwill of $13.9 million, which is being amortized over 30 years.

    In November 2000, the Company completed the acquisition of substantially all the assets of META Group Canada, Inc., the Company's independent sales representative organization in Canada (the "Seller"), for $4.7 million in cash and the assumption of certain liabilities. The acquisition was accounted for under the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. Such preliminary allocation resulted in goodwill of $3.6 million, which is being amortized over 20 years. Of the acquired assets, $2.2 million related to the customer list of the Seller, which is being amortized over five years.

    In October 2000, the Company completed the acquisition of substantially all the assets of Rubin Systems, Inc. ("RSI"), a provider of IT trend-tracking, finance analysis, and software engineering measurement consulting, for an initial payment of $750,000 in cash, $375,000 in common stock (36,874 shares), and the assumption of certain liabilities. In the event certain financial targets are met, contingent consideration of $4.3 million payable in cash and $2.1 million payable in stock may be paid through March 2004. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 406,610 shares, the remaining consideration will be payable in cash. The acquisition was accounted for under the purchase method. The initial consideration of $1.1 million was preliminarily allocated to intangible assets acquired, which are being amortized on a straight-line basis over a period of four to seven years. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

    In September 2000, the Company completed the acquisition of all the outstanding limited liability company interests of SPEX Research LLC ("SPEX"), an IT market research company that conducts evaluations of enterprise software packages, for approximately $1.6 million in cash and the conversion of a $200,000 convertible promissory note. In addition, the Company assumed
$1.2 million in liabilities. The acquisition was accounted for under the purchase method and, accordingly, the operations of SPEX have been included in the consolidated financial statements from the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net assets acquired was preliminarily $3.1 million and has been recorded as goodwill, which is being amortized over 10 years.

    In 1997, the Company completed the acquisition of certain assets of The Verity Group ("Verity"), an IT consulting company, for an initial payment of $1,000 in cash and contingent consideration of up to $1,080,000 in cash in the event certain financial targets were met by Verity in each of the four years ending December 31, 2001. The Company paid Verity $373,000 and $152,000 in March 2000 and 1999, respectively, for meeting certain financial targets. The payments increased goodwill.

5. MARKETABLE SECURITIES

    The Company held investments in marketable securities that are classified as available for sale on the consolidated balance sheet at December 31, 2000 and 1999. At December 31, 2000 and 1999, such securities have been marked-to-market, resulting in an unrealized loss of $164,000 and $469,000, net of $113,000 and $274,000 of income tax benefits, respectively. The unrealized loss is reflected as "Accumulated other comprehensive loss" in Stockholders' Equity. Marketable securities at December 31, 2000 and 1999 include the following (in thousands):

                                                          DECEMBER 31, 2000
                                                 ------------------------------------
                                                                GROSS
                                                              UNREALIZED
                                                               HOLDING         FAIR
                                                   COST     GAINS (LOSSES)    VALUE
                                                 --------   --------------   --------
US government issued mortgage backed bonds.....   $6,996        $(277)        $6,719
                                                  ======        =====         ======

                                                         DECEMBER 31, 1999
                                                 ---------------------------------
US government issued mortgage backed bonds.....   $6,996       $(743)      $6,253
                                                  ======       =====       ======

    The contractual maturities of marketable securities at December 31, 2000 are as follows (in thousands):

                                                              DECEMBER 31, 2000
                                                            ---------------------
                                                              COST     FAIR VALUE
                                                            --------   ----------
Due after one year through 15 years.......................   $6,996      $6,719
                                                             ======      ======

    Actual maturities may differ from contractual maturities, because the borrower has the right to call the obligations

6. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

                                                                DECEMBER 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Leasehold improvements.....................................  $ 1,600     $  528
Computer equipment, software, and peripherals..............   16,691     10,397
Web site development costs.................................    2,530
Furniture and fixtures.....................................    1,304      1,173
                                                             -------     ------
                                                              22,125     12,098
Less: accumulated depreciation.............................   (7,413)    (4,928)
                                                             -------     ------
                                                             $14,712     $7,170
                                                             =======     ======

    Depreciation expense was $4.1 million, $2.3 million, and $1.8 million, for the years ended December 31, 2000, 1999, and 1998, respectively.

7. INTANGIBLE ASSETS

    Intangible assets consist of the following (in thousands):

                                                                DECEMBER 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Goodwill...................................................  $21,148     $5,770
Customer list..............................................    2,167
Content databases..........................................      971
Non-compete agreement......................................      182
                                                             -------     ------
    Total..................................................   24,468      5,770
Less: accumulated amortization.............................     (936)      (243)
                                                             -------     ------
                                                             $23,532     $5,527
                                                             =======     ======

8. INVESTMENTS AND ADVANCES

    During the years ended December 31, 2000 and 1999, the Company continued to make investments in and advances to companies in parallel or synergistic industries. Such investments and advances are summarized below (in thousands):

                                        DECEMBER 31, 2000        DECEMBER 31, 1999
                                      ----------------------   ----------------------
                                      INVESTMENTS   ADVANCES   INVESTMENTS   ADVANCES
                                      -----------   --------   -----------   --------
META Secur e-Com Solutions..........    $   859      $1,940                   $3,003
Spikes Cavell & Co..................      2,690          75       $2,690          75
Computerwire........................      1,721         810        1,721         771
enamics, Inc........................        517       1,013          487       1,013
Client/Server Labs-Tescom...........      1,385                    1,374
Syndicated Research Group...........        525         685                      960
FirstMatter.........................                                 195       1,419
Ninth House, Inc....................                               1,050
META Belgium........................                  1,247                      110
Other...............................      2,325       3,026        1,872       2,535
                                        -------      ------       ------      ------
                                        $10,022      $8,796       $9,389      $9,886
                                        =======      ======       ======      ======

    In July 1999, the Company advanced $110,000 to its independent sales representative organization in Belgium in exchange for a five-year, interest-bearing promissory note. In December 2000, the Company refinanced $1.1 million of its accounts receivable from the Belgian sales representative organization into a ten-year, interest-bearing promissory note.

    In December 1999, the Company invested $487,000 in enamics, Inc. ("enamics") in exchange for shares of enamics' Series A Cumulative Convertible Preferred Stock. In addition, the Company advanced $1 million in exchange for a secured subordinated note, convertible into enamics' Series A Cumulative Convertible Preferred Stock. enamics was established to assist companies define, simulate, plan, and architect e-business initiatives.

    In November 1999, the Company invested $1 million in Ninth House, Inc. ("Ninth House"), in exchange for shares of Ninth House's Series B Convertible Preferred Stock. Ninth House is a provider of interactive, online learning content to businesses and individuals utilizing both the Internet and corporate intranets as delivery platforms. During the fourth quarter of 2000, the Company made the determination that based on estimates of future cash flows and other available market data, its investment in Ninth House was permanently impaired. Accordingly, the Company recorded an impairment loss for the full carrying value of its investment.

    In May 1999, the Company advanced $960,000 to Syndicated Research Group ("SRG") in exchange for a subordinated convertible promissory note, convertible into SRG's Series A Convertible Preferred Stock ("Series A Shares"). In
May 2000, the Company invested an additional $250,000 in SRG in exchange for shares of SRG's Series B Convertible Preferred Stock. At the same time, the Company elected to convert a portion of its convertible promissory note in exchange for Series A shares. The Company's total stock ownership is less than 20%. SRG is a research and advisory firm dedicated to helping human resources professionals make business decisions concerning human capital management issues.

    In March 1999, the Company entered into an agreement to advance
$2.8 million to META Secur e-Com Solutions, Inc. ("METASeS"--formerly META Security Group, Inc. ["MSG"]), an independent Internet security consulting firm, in exchange for a secured convertible promissory note, convertible into METASeS Series A Preferred Stock ("Series A Shares"). As of December 31, 1999, the Company had advanced the full $2.8 million. In May 2000, the Company elected to convert a portion of its convertible promissory note in exchange for METASeS' Series A shares. The Company's total equity ownership is less than 20%. In
July 1999, the Company entered into an agreement to advance an additional
$1 million to METASeS in exchange for a secured promissory note. As of December 31, 1999, $216,000 had been advanced under such agreement. The $216,000 was repaid during 2000.

    In September 1998, the Company made an investment of $1 million in Client/Server Labs, Inc. ("CSL"), a supplier of performance and functional IT testing services, in exchange for shares of CSL common stock. In the first quarter of 1999, the Company advanced an additional $300,000 to CSL in exchange for a convertible promissory note, convertible into CSL common stock. In December 1999, the Company exercised its conversion option and received shares of CSL common stock. In December 1999, all the outstanding shares of common stock of CSL were acquired by Tescom Software Systems Testing Ltd. ("Tescom"), a full service independent IT testing company, in exchange for shares of Tescom common stock. Pursuant to such acquisition, the Company's shares in CSL were exchanged for shares of Tescom

    In August 1998, Spikes Cavell & Company Limited ("SC"), a UK-based corporation, sold its market research database business to Ziff-Davis, Inc. for upfront cash consideration and contingent performance-based consideration to be paid through 2002. Subsequently, the business unit of Ziff-Davis, Inc. was sold to Harte-Hanks, Inc. In September 1999, SC was placed in voluntary liquidation and the collection of the contingent consideration is being addressed by a licensed insolvency practitioner and joint liquidator appointed by the creditors committee. The market research database business supporting the contingent payment continues to operate as a business unit of Harte-Hanks, Inc.. Based on the Company's evaluation of the performance of the research database business and other factors, the Company has no reason to believe its investment in SC has been impaired.

    In addition to the Company's impairment loss recorded on its investment in Ninth House, the Company determined that based on estimates of future cash flows and other available market data, its investment in FirstMatter was permanently impaired. Accordingly, the Company recorded an impairment loss for the full carrying value of its investment in FirstMatter.

    In the above table, included in Other are several investments and advances in affiliate companies, some of which include investments in and advances to certain of the Company's independent international sales representative organizations. None of the investments and advances exceed more than $1 million individually. All but one of the Company's investments are for less than a 20% stock ownership interest in the investee. The investment in excess of 20% is deemed to be temporary. As the Company does not exert significant influence in any of the investees, all investments are accounted for on the cost method.

9. LINE OF CREDIT

    In September 2000, the Company entered into a $25 million one-year senior revolving credit facility (the "Facility") with its bank, which upon expiration would convert into a five-year term loan payable in 60 consecutive monthly installments. Interest is payable at the rate of (i) LIBOR plus 1.75% or
(ii) the higher of the Prime Rate or the Federal Funds Rate plus 0.50%. The Facility is collateralized by the Company's marketable securities and accounts receivable. As of December 31, 2000 the total outstanding amount under this facility was $22.66 million, comprising $20.9 million in borrowings and $1.76 million in letters of credit issued on behalf of certain of the Company's independent sales representative organizations and as security for the Company's Stamford, CT premises lease. The Company and its bank, however, have entered into a standstill agreement with respect to the remaining $1.3 million available to the Company under the Facility whereby the Company has agreed not to request and its bank has agreed not to make any further advances under the Facility until certain financial information with respect to the Company's financial performance during the first quarter of 2001 is provided to its bank. The Facility requires payment of a commitment fee payable quarterly, in arrears, of 0.25% based on the average, daily, unused portion. The Facility contains a number covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities. In addition, the Company is required to maintain certain financial covenants, including, but not limited to, a leverage ratio covenant, a fixed charge ratio covenant and a minimum EBITDA covenant. The Company was not in compliance with these covenants for the period ended December 31, 2000. On March 30, 2001 the Company entered into an amendment to the Facility, which among other things, waived prior covenant defaults, reset covenants, and increased the interest rate by 25 basis points to LIBOR plus 2.0%. The Company is in compliance with the terms of the amended facility. During the year ended December 31, 2000, the Company paid $518,000 in interest expense.

10. COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENTS:

    The Company leases office facilities and equipment under non-cancelable operating leases. Future minimum lease payments relative to these agreements are as follows (in thousands):

YEAR ENDING DECEMBER 31,
- ------------------------
2001........................................................  $ 3,895

2002........................................................    4,694

2003........................................................    4,739

2004........................................................    4,704

2005........................................................    3,688

Thereafter..................................................    8,284
                                                              -------

                                                              $30,004
                                                              =======

    Total rent expense was $3.4 million, $2.5 million, and $2.0 million for the years ended December 31, 2000, 1999, and 1998 respectively.

    CONTINGENCIES:

    The Company is a party to certain legal proceedings arising in the ordinary course of business. The Company believes that none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations, or financial position.

11. INCOME TAXES

    The provision (benefit) for income taxes is as follows (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
 Current --federal.................................  $   962     $1,890     $  204
        --state and other..........................      479      1,434
        --foreign
                                                     -------     ------     ------
                                                       1,441      3,324        204
                                                     -------     ------     ------
Deferred --federal.................................   (4,363)     1,477      4,908
        --state....................................     (934)     1,082      1,062
        --foreign..................................     (388)
                                                     -------     ------     ------
                                                      (5,685)     2,559      5,970
                                                     -------     ------     ------
                                                     $(4,244)    $5,883     $6,174
                                                     =======     ======     ======

    In 1999 and 1998, all income was generated domestically. During 2000, the Company generated a pre-tax loss of $11,310 in the US and a pre-tax loss of $970 in Canada.

    A reconciliation of the income tax (benefit) provision from the amount computed using the federal statutory rate is as follows (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
Income tax at statutory rate.......................  $(4,298)    $5,289     $5,086
State and other taxes, net of federal benefit......     (324)     2,454      1,007
Foreign taxes......................................      (48)
Impact of valuation allowance......................              (1,939)
Other..............................................      426         79         81
                                                     -------     ------     ------
                                                     $(4,244)    $5,883     $6,174
                                                     =======     ======     ======

    The principal components of the Company's deferred tax assets and (liabilities) are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Depreciation and amortization...............................   $  627     $  244
Unrealized losses on securities.............................    1,268        383
Allowance for doubtful accounts.............................    1,684        407
Accrued expenses............................................    2,248
Net operating loss carryforwards............................    1,891      1,666
Deferred revenues...........................................    1,874
Other.......................................................      150       (182)
                                                               ------     ------
Deferred tax asset..........................................    9,742      2,518
Valuation allowance.........................................     (203)      (203)
                                                               ------     ------
Net deferred tax asset......................................   $9,539     $2,315
                                                               ======     ======

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

    At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of $1.2 million expiring in 2001 through 2015. In addition, the Company has foreign net operating loss carryforwards of $388,000 expiring in 2007.

    The exercise of non-qualified stock options and the disqualifying dispositions of incentive stock options under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the recipients and deductible by the Company for federal and state income tax purposes. The tax benefit recognized from the utilization of such deductions increased paid-in capital by $1.4 million, $563,000, and $1.0 million during the years ended December 31, 2000, 1999, and 1998, respectively.

12. STOCKHOLDERS' EQUITY

    COMMON STOCK REPURCHASES

    In April 1999, the Company's Board of Directors unanimously authorized the repurchase of up to 1.2 million shares of its common stock in the open market and in privately negotiated transactions from time to time, depending on market conditions and other factors, and in May 1999 expanded the repurchase program by an additional 1.2 million shares. During 1999, 1,989,993 shares were repurchased at an average price of $11.28 per share for a total cost of $22.5 million. All shares repurchased have been retired to the status of authorized but unissued. In addition, the Company repurchased and retired other shares in 2000 and 1999 in connection with a settlement agreement with a minority stockholder. Such settlement agreement was assumed pursuant to the Sentry acquisition in 1998.

    STOCK OPTION PLANS

    The Company's 1995 Non-Employee Director Stock Option Plan, Amended and Restated 1995 Stock Plan, 1993 Stock Option and Incentive Plan, Amended and Restated 1989 Stock Option Plan, and Amended and Restated 1996 Equity Compensation Plan of The Sentry Group, Inc. (the "Plans") provide for grants to employees, directors, and consultants of incentive stock options ("ISOs") and non-qualified stock options ("NQSOs"), for the purchase of up to 225,000, 4,500,000, 2,400,000, 5,400,000, and 359,500 shares of the Company's common stock, respectively. All options granted under the plans are at an exercise price of not less than fair market value. The Compensation Committee of the Board of Directors determined the date(s) at which options vest and become exercisable. Upon adoption of the 1995 Stock Plan, the 1993 Stock Option and Incentive Plan and the 1989 Stock Option Plan were terminated, except as to outstanding stock options.

    Stock option activity under the Plans from January 1, 1998 to December 31, 2000 was as follows:

                                                                                        WEIGHTED-AVERAGE
                                                     OPTIONS     OPTION PRICE RANGE      EXERCISE PRICE
                                                    ---------   ---------------------   ----------------
Outstanding January 1, 1998.......................  2,167,717   $        .10--$22.17         $ 8.79
Granted...........................................  1,332,999          15.58-- 27.44          19.11
Exercised.........................................   (327,817)           .10-- 17.67           4.99
Canceled..........................................   (232,626)          3.17-- 24.13          17.07
                                                    ---------
Outstanding December 31, 1998.....................  2,940,273            .10-- 27.44          13.23

Granted...........................................  1,304,350           8.25-- 25.25          11.37
Exercised.........................................   (487,262)           .10-- 21.79           3.16
Canceled..........................................   (340,979)          8.25-- 25.25          15.80
                                                    ---------
Outstanding December 31, 1999.....................  3,416,382            .25-- 27.44          13.71

Granted...........................................  1,755,894           5.29-- 27.50          16.07
Exercised.........................................   (375,517)          0.42-- 25.25          11.09
Canceled..........................................   (494,890)          8.25-- 25.25          16.57
                                                    ---------
Outstanding December 31, 2000.....................  4,301,869            .25-- 27.50          14.57
                                                    =========
Exercisable:
December 31, 2000.................................  1,500,260                                $14.31
                                                    =========
December 31, 1999.................................  1,145,481                                $12.84
                                                    =========
December 31, 1998.................................  1,123,502                                $ 6.94
                                                    =========

    At December 31, 2000, 650,568 shares were issuable upon the exercise of outstanding NQSOs. All other stock options outstanding were ISOs.

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                   OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                          -------------------------------------   -------------------------
                                           WEIGHTED    WEIGHTED                    WEIGHTED
        RANGE OF              NUMBER        AVERAGE    AVERAGE        NUMBER       AVERAGE
        EXERCISE           OUTSTANDING     REMAINING   EXERCISE    EXERCISABLE     EXERCISE
         PRICES           AS OF 12/31/00     LIFE       PRICE     AS OF 12/31/00    PRICE
  ---------------------   --------------   ---------   --------   --------------   --------
         $ 0.25--$ 8.25     1,377,305        7.77       $ 6.45        267,669       $ 4.54

           9.19-- 14.38       646,947        7.07        11.62        319,946        12.09

          14.50-- 15.83       730,287        6.83        15.22        425,010        15.16

          15.83-- 23.75       924,263        7.66        21.30        398,650        19.42

          23.88-- 27.50       623,067        8.86        24.83         88,985        24.79
                            ---------                               ---------

         $ 0.25--$27.50     4,301,869        7.64       $14.57      1,500,260       $14.31
                            =========                               =========

    The weighted average remaining contractual life of options outstanding at December 31, 2000, 1999, and 1998 was 7.64, 7.24, and 7.29 years, respectively. The estimated fair value of options granted during 2000, 1999, and 1998 was $10.26, $6.81, and $10.55 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. Had compensation cost for the Company's stock option plans and stock purchase plan been determined based on fair value at the option grant dates for awards in accordance with the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 2000, 1999, and 1998 would have been reflective of the pro forma amounts indicated below:

                                                                2000       1999       1998
                                                              --------   --------   --------
Net (loss) income:
  As reported...............................................  $(10,476)   $9,230     $8,785
  Pro forma.................................................   (16,163)    4,845      5,460
Net (loss) income per diluted common share:
  As reported...............................................  $  (0.97)   $  .80     $  .70
  Pro forma.................................................     (1.50)      .42        .43
Net (loss) income per basic common share:
  As reported...............................................  $  (0.97)   $  .86     $  .78
  Pro forma.................................................     (1.50)      .45        .48

    The fair value of options granted under the Company's fixed stock option plans during 2000, 1999, and 1998 was estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero, expected volatility of approximately 73%-99%, risk-free interest rate of approximately 4.9%-5.3%, and expected lives of option grants of approximately 1.6-5.4 years. Pro forma compensation cost related to shares purchased under the Amended and Restated 1995 Employee Stock Purchase Plan is measured based on the discount from market value. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future pro forma effects.

    STOCK PURCHASE PLAN

    The Company has in place the Amended and Restated 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan") which was adopted by the Board of Directors and approved by the Company's stockholders on October 2, 1995. The 1995 Purchase Plan provides for the issuance of a maximum of 375,000 shares of common stock to employees at prices equal to 85% of the lesser of the market price of the Company's common stock on the first or last day of the semi-annual plan period. During the years ended December 31, 2000 and 1999, the Company issued 101,271 and 57,131 shares, respectively, under the 1995 Purchase Plan.

    EARNINGS PER SHARE

    For the year ended December 31, 2000, for the purpose of calculating earnings per share--basic and diluted, the weighted average number of common shares outstanding was 10,763,454. Diluted earnings per share for the year ended December 31, 2000 excludes 1,061,380 common stock equivalents (options and warrants) because they are anti-dilutive. For the year ended December 31, 1999, for the purpose of calculating earnings per share--basic, the weighted average number of common shares outstanding was 10,719,094; and for the purpose of calculating earnings per share--diluted, the weighted average number of common shares outstanding, including dilutive securities, was 11,500,692, which includes 781,598 shares representing the dilutive effect of outstanding options. For the year ended December 31, 1998, for the purpose of calculating earnings per share--basic, the weighted average number of common shares outstanding was 11,326,228; and for the purpose of calculating earnings per share--diluted, the weighted average number of common shares outstanding, including dilutive securities, was 12,596,214, which includes 1,269,986 shares representing the dilutive effect of outstanding options

    LONG TERM INCENTIVE PLAN

    In July 1998 the Company adopted the META Group, Inc./JMI Long Term Incentive Compensation Plan (the "Long Term Plan"). The Long Term Plan provides for the issuance of a maximum of 1,000 units to key officers of the Company. The total number of units to be granted, selection of key officers for participation in the Long Term Plan, the number of units to be granted to each participant, the vesting period, and the determination of the value of each participant's units are generally determined by the Compensation Committee. As of December 31, 2000, a total of 588 units were outstanding with key officers of the Company and 412 units were available for future grants. No compensation expense was recognized by the Company pursuant to the Long Term Plan during the years ended December 31, 2000, 1999, and 1998.

13.  EMPLOYEE 401(K) SAVINGS PLAN

    The Company has a tax-deferred employee 401(k) savings plan covering substantially all employees. Contributions by the Company are made at the Company's discretion. No contributions have been made by the Company under this plan. On December 9, 1999, the Board of Directors authorized the merger of Sentry's 401(k) profit sharing plan (the "Sentry Plan") into the Company's existing plan. The merger was effective as of January 1, 2000. Immediately prior to the effective date of the merger, all participants in the Sentry Plan became 100% vested in their account balance under the Sentry Plan.

14.  RELATED PARTY TRANSACTIONS

    In July 1998 the Board of Directors approved the META Group, Inc./JMI Long Term Incentive Compensation Plan (the "Long Term Plan") with a significant retention feature for key management employees. The Company subscribed for up to $4.0 million in limited partnership interests in the JMI Equity Side Fund, L.P. (the "JMI Fund"), a venture capital fund managed by JMI Associates. The JMI Fund will co-invest along with other funds affiliated with JMI Associates. The Company has agreed to use the realized returns, if any, on the Company's investment in the JMI Fund to fund payouts under the Plan to key management employees. No compensation expense was recognized by the Company pursuant to the Long Term Plan during the years ended December 31, 2000, 1999, and 1998. Contemporaneously with the Company's subscription to the JMI Fund, JMI Partners, L.P., an affiliate of the JMI Fund, became a full-service client of the Company. In 2000, 1999, and 1998, the Company received $83,000, $125,000, and $125,000 from JMI Partners, L.P. in consideration of services and consulting. A director of the Company is a general partner of JMI Partners, L.P., the general partner of JMI Equity Fund, L.P., and an affiliate of JMI Associates. The director does not have a direct material interest in the JMI Fund and does not sit on the Compensation or Audit Committees of the Board of Directors. As of December 31, 2000 and 1999, the Company had invested $2.96 million and

$2.15 million, respectively, in the JMI Fund which is included in other assets on the consolidated balance sheets.

    In October 1996, the Company entered into an agreement (the "Original Agreement") with Rubin Systems, Inc. ("RSI"), a provider of IT and software engineering measurement consulting. Under the Original Agreement, RSI provided, on an exclusive basis, measurement research and analysis for use in the Company's PEMS service. In June 1998, the Company and RSI entered into an addendum to the Original Agreement whereby the Company distributed for RSI certain published research products, primarily the WORLDWIDE BENCHMARK REPORT (a publication presenting facts and trend-line data concerning IT performance and productivity, budgets and spending, emerging technologies, and business requirements compiled from a worldwide sample of IT organizations). In
October 2000, the Company completed the acquisition of substantially all the assets of RSI for an initial payment of $750,000 in cash, $375,000 in common stock (36,874 shares), and the assumption of certain liabilities. Pursuant to the terms of the asset purchase agreement, the Company is still obligated to pay a royalty to Dr. Howard Rubin (sole owner of RSI and employee-director of the Company) on certain products and services sold by the Company. The Company recognized $4.3 million, $3.4 million, and $1.8 million in revenues from the sale of RSI derivative products during the years ended December 31, 2000, 1999, and 1998 respectively. In exchange for the content provided by Dr. Howard Rubin and RSI, the Company paid $1.0 million, $825,500, and $470,700 in royalties to RSI during the years ended December 31, 2000, 1999, and 1998 respectively.

    In March 1995, the Company entered into an exclusive strategic alliance agreement with First Albany Corporation ("First Albany"), a financial services firm. The agreement provides for the distribution of the Company's written research and analysis, in its original form or as customized and expanded by First Albany, to First Albany's financial services customers, which include many institutional investors who are large IT users. The agreement restricts the Company from marketing its services to any broker dealer or sell-side firm offering services similar to those offered by First Albany. The Company is permitted to market and sell Advisory Services directly to First Albany customers. This agreement is annually renewable by First Albany, subject to attainment of specified minimum revenue targets. The Company recognized $1,035,000, $875,000, and $750,000 in revenues from this arrangement during the years ended December 31, 2000, 1999, and 1998, respectively. First Albany owns 134,500 shares of the Company's common stock as of December 31, 2000. A director of the Company is also Chairman and Co-Chief Executive Officer of First Albany.

    In November 1996, the Company acquired all the assets of DeBoever Architectures, Inc., an IT architecture planning and implementation advisory services firm wholly owned and managed by Larry DeBoever. The business of DeBoever Architectures, Inc. was merged into the Company's portfolio of Advisory Services. In connection with the acquisition, in November 1996 the Company loaned $500,000 to Mr. DeBoever pursuant to a Promissory Note and Pledge and Security Agreement (the "Promissory Note"). Under the terms of the Promissory Note, as amended, the principal balance of $500,000, plus 9% interest per annum, will be extinguished over a three-year period ending December 31, 2001, provided the Company's Enterprise Architecture Strategies service meets certain financial performance criteria through 2001. During 2000, the Company recognized $426,000 in expense related to the forgiveness of the Promissory Note. As of December 31, 2000, the remaining balance of the Promissory Note plus accrued interest was approximately $213,000.

    In July 1999 and amended in January 2000, the Company entered into an outsourcing and sales channels agreement with META Secur e-Com Solutions, Inc. ("META SeS"), a full-service provider of networking and e-business security solutions and services. Under the terms of the agreement, the Company sells META SeS's products and services and acts as a general contractor and counterparty to certain contracts and agreements with third-party clients for the provision of META SeS's products and services, and META SeS acts as subcontractor and provides such products and services. The agreement is renewable annually upon the consent of both parties. During the years ended December 31, 2000 and 1999, the Company recognized $3.6 million and $1.5 million in revenues, respectively, from this arrangement and paid META SeS $3.3 million and $1.3 million in royalties during the years ended December 31, 2000 and 1999, respectively.

15.  SEGMENT REPORTING

    The Company's chief operating decision-making group is the Executive Committee, which comprises the President and the executive officers of the Company. The Company's operating segments are managed separately, because each operating segment represents a strategic business unit that offers distinct products/services. The Company's operating segments consist of Advisory Services, Strategic Consulting, and Published Research Products. Advisory Services provide comprehensive coverage of virtually all relevant IT- and business-related issues faced by its clients through client/analyst interaction and published conclusions and recommendations to each client's specific IT requirements. Strategic Consulting provides custom consulting services tailored to meet individual client requirements. Published Research Products offer various topic-specific reports designed to serve both as complements to the Company's core services and as standalone deliverables that meet specific assessment requirements.

    The accounting policies of the operating segments are the same as those described in Note 3 except that the disaggregated financial results for the Company's operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assistance in making internal operating decisions. The Company evaluates performance based on standalone segment operating income, defined by the Company as the segment revenues less segment cost of sales and corporate general and administrative allocations. Management does not allocate corporate assets, non-operating income (interest income), or income taxes when measuring segment results.

    Information by operating segment is set forth below (in thousands):

                                                                              PUBLISHED
                                                      ADVISORY   STRATEGIC    RESEARCH    CONSOLIDATED
                                                      SERVICES   CONSULTING   PRODUCTS       TOTAL
                                                      --------   ----------   ---------   ------------
YEAR ENDED DECEMBER 31, 2000
Revenues............................................  $84,556     $27,707      $7,009       $119,272
Operating income (loss).............................   (6,855)       (870)     (2,278)       (10,003)
Assets..............................................       --          --          --        152,463
YEAR ENDED DECEMBER 31, 1999
Revenues............................................  $69,998     $22,370      $7,315       $ 99,683
Operating income....................................    9,003       4,745        (435)        13,313
Assets..............................................       --          --          --        113,450
YEAR ENDED DECEMBER 31, 1998
Revenues............................................  $58,586     $ 9,404      $4,795       $ 72,785
Operating income....................................   10,320       1,881         137         12,338
Assets..............................................       --          --          --        112,187

INTERNATIONAL OPERATIONS:

    The Company sells its products internationally through its wholly owned subsidiary in Canada and a network of independent sales representative organizations located primarily in Europe. For each of the three years in the period ended December 31, 2000, net revenues from international sales representative organizations were $13,228, $11,664, and $8,990, respectively. Revenues for the year ended December 31, 2000 relating to the Canadian subsidiary from the date of acquisition were $662,000.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth certain key interim financial information for the years ended December 31, 2000 and 1999. The 2000 quarterly information has been restated to show the impact of the adoption of SAB 101. The pro-forma effect of adoption of SAB 101 on the fourth quarter of 1999 has also been presented.

                                                    FIRST         FIRST          SECOND         SECOND
                                                  QUARTER AS    QUARTER AS     QUARTER AS     QUARTER AS
                                                   REPORTED      RESTATED       REPORTED       RESTATED
                                                  ----------   ------------   ------------   ------------
                                                                (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
2000:
Total revenues:.................................   $27,487        $27,145        $32,068        $32,108
Gross profit....................................    13,519         13,177         16,219         16,259
Income (loss) before cumulative effect of change
  in accounting.................................     1,784          1,582          2,791          2,816
Cumulative effect of change in accounting.......                   (2,438)
Net income (loss)...............................   $ 1,784        $  (856)       $ 2,791        $ 2,816
Income (loss) before cumulative effect of change
  in accounting per diluted common share........   $   .15        $   .13        $   .24        $   .24
Net income (loss) per diluted common share......   $   .15        $  (.08)       $   .24        $   .24
                                                   =======        =======        =======        =======
Income (loss) before cumulative effect of change
  in accounting per basic common share..........   $   .17        $   .15        $   .26        $   .26
Net income (loss) per basic common share........   $   .17        $  (.08)       $   .26        $   .26
                                                   =======        =======        =======        =======

                                                               THIRD        THIRD
                                                             QUARTER AS   QUARTER AS    FOURTH
                                                              REPORTED     RESTATED     QUARTER
                                                             ----------   ----------   ---------
Total revenues:............................................   $28,730      $29,046      $30,973
Gross profit...............................................    11,162       11,478        8,639
Income (loss) before cumulative effect of change in
  accounting...............................................    (2,653)      (2,468)      (9,968)
Cumulative effect of change in accounting
Net income (loss)..........................................   $(2,653)     $(2,468)     $(9,968)
Income (loss) before cumulative effect of change in
  accounting per diluted common share......................   $  (.25)     $  (.23)     $  (.91)
Net income (loss) per diluted common share.................   $  (.25)     $  (.23)     $  (.91)
                                                              =======      =======      =======
Income (loss) before cumulative effect of change in
  accounting per basic common share........................   $  (.25)     $  (.23)     $  (.91)
Net income (loss) per basic common share...................   $  (.25)     $  (.23)     $  (.91)
                                                              =======      =======      =======

                                                    FIRST      SECOND       THIRD       FOURTH
                                                   QUARTER     QUARTER     QUARTER    QUARTER(1)
                                                  ---------   ---------   ---------   ----------
1999:
Total revenues:.................................   $20,105     $24,111     $25,479     $29,988
Gross profit....................................     8,819      11,228      12,197      15,215
Net income......................................   $ 1,309     $ 2,048     $ 2,454     $ 3,419
                                                   =======     =======     =======     =======
Net income per diluted common share.............   $   .10     $   .18     $   .23     $   .31
                                                   =======     =======     =======     =======
Net income per basic common share...............   $   .11     $   .19     $   .24     $   .34
                                                   =======     =======     =======     =======

- ------------------------

(1) Had the Company adopted the provisions of SAB 101 in the fourth quarter of 1999, net income and diluted earnings per share would have been $2,512 and $0.23 per share, respectively.

    The total of quarterly earnings per share may not equal the annual amount, because earnings per share is calculated independently for each quarter.

17. SUBSEQUENT EVENTS

    On January 23, 2001, the Company acquired two of its Asia Pacific distributors, one based in Sydney, Australia, and the other headquartered in Singapore. With these acquisitions, the distributors become wholly owned subsidiaries of META Group, Inc. The total purchase price amounted to approximately $2.7 million, consisting of cash in the amount of $1.7 million, the forgiveness of accounts receivable from the distributor of $470,000, and the assumption of certain liabilities. The acquisition will be accounted for under the purchase method.

    On March 5, 2001, the Company received cash proceeds from the sale of its investment in Intermedia Group amounting to $2.9 million, which resulted in a pre-tax gain of approximately $2.6 million.

                                                                      SCHEDULE I

                                META GROUP, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                 ADDITIONS
                                                       -----------------------------
                                                          CHARGED         CHARGED
                                         BALANCE AT    (CREDITED) TO   (CREDITED) TO                 BALANCE
                                        BEGINNING OF     COSTS AND         OTHER                     AT END
                                           PERIOD        EXPENSES        ACCOUNTS      DEDUCTIONS   OF PERIOD
                                        ------------   -------------   -------------   ----------   ---------
Year Ended December 31, 2000
  Allowance for doubtful accounts.....     $  673         $ 4,723                        $(1,365)    $4,031
  Valuation allowance for deferred tax
  asset...............................     $  203                                                    $  203
Year ended December 31, 1999:.........
  Allowance for doubtful accounts          $1,088         $  (415)                                   $  673
Valuation allowance for deferred tax
  asset...............................     $2,142         $(1,939)(a)                                $  203
Year ended December 31, 1998:.........
  Allowance for doubtful accounts          $  828         $   260                                    $1,088
  Valuation allowance for deferred tax
  asset...............................     $1,142                         $ 1,000 (b)                $2,142

- ------------------------

    (a) Reflects the utilization in 1999 and the projected utilization of the Company's net operating loss carryforwards.

    (b) Reflects the additional allowance related to the deferred tax assets acquired as part of the acquisition of The Sentry Group, Inc.

                                META GROUP, INC.

                     INDEX TO EXHIBITS FILED WITH FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

EXHIBIT
NUMBER                                          DESCRIPTION
- -------                 ------------------------------------------------------------
      2.1(1)(2)         Agreement and Plan of Merger by and among META Group, Inc.,
                        MG Acquisition Corporation, and The Sentry Group, Inc. dated as of September 23, 1998 ("Agreement and Plan of Merger")

      2.2(1)            Amendment No. 1 to Agreement and Plan of Merger dated as of
                        October 20, 1998

      2.3(11)           Amendment No. 2 to Agreement and Plan of Merger dated as of
                        May 12, 2000

      3.1(3)            Amended and Restated Certificate of Incorporation of the
                        Company

      3.2(3)            Amended and Restated Bylaws of the Company

      4.1(3)            Specimen Certificate Representing the Common Stock

      4.2(1) Registration Rights Agreement dated as of October 20, 1998 by and among META Group, Inc. and the stockholders of The
                        Sentry Group, Inc. listed on the signature pages thereto

      4.3(1)            Escrow Agreement dated as of October 20, 1998 among META
                        Group, Inc., Peter A. Naber, and State Street Bank and Trust
                        Company

      4.4(6)            Form of Common Stock Purchase Warrant (Immediate Vesting)
                        issued to stockholders of The Sentry Group, Inc. on October
                        20, 1998

      4.5(6)            Form of Common Stock Purchase Warrant (Contingent Vesting)
                        issued to stockholders of The Sentry Group, Inc. on October
                        20, 1998

      4.6(2)(11)        Credit Agreement between META Group, Inc. and The Bank of
                        New York dated September 18, 2000 ("Credit Agreement")

      4.7(11)           Note of META Group, Inc. in favor of The Bank of New York in the principal amount of $25,000,000 dated September 18, 2000

      4.8(11)           Security Agreement Between META Group, Inc. and The Bank of
                        New York dated September 18, 2000

      4.9(11)           Subsidiary Guarantee among MG (Bermuda) Ltd., The Sentry
                        Group, Inc., META Group, Inc., and The Bank of New York dated September 18, 2000

      4.10(12) Amendment No. 1 and Waiver No. 1 to the Credit Agreement dated as of December 11, 2000

      4.11+ Amendment No. 2 and Waiver No. 2 to the Credit Agreement dated as of March 30, 2001

     10.1(7)*           Amended and Restated 1995 Stock Plan

     10.2(4)* Form of Incentive Stock Option Agreement under the Amended and Restated 1995 Stock Plan

                                META GROUP, INC.

                     INDEX TO EXHIBITS FILED WITH FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

EXHIBIT
NUMBER                                          DESCRIPTION
- -------                 ------------------------------------------------------------
     10.3(4)*           Form of Non-Qualified Stock Option Agreement under the
                        Amended and Restated 1995 Stock Plan

     10.4(5)*           1995 Employee Stock Purchase Plan Enrollment Authorization
                        Form

     10.5(3)*           1995 Non-Employee Director Stock Option Plan

     10.6(4)*           Form of Non-Qualified Stock Option Agreement under the 1995
                        Non-Employee Director Stock Option Plan of the Registrant

     10.7(2)(3)*        Agreement between First Albany Corporation and the Company dated March 30, 1995

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

     10.17(7)*          Amended and Restated 1996 Equity Compensation Plan of The
                        Sentry Group, Inc.

     10.18(8)*          Employment agreement between META Group, Inc. and Larry R.
                        DeBoever dated as of October 15, 1996

     10.19(8)*          Promissory Note dated as of November 1, 1996 issued by Larry
                        R. DeBoever to META Group, Inc. in an aggregate principal
                        amount of $500,000

     10.20(8)*          Amended and Restated 1995 Employee Stock Purchase Plan

     10.21(2)(9)*       Letter Agreement dated as of February 2, 2000 between META
                        Group, Inc. and Larry R. DeBoever

     10.22(10)          Letter Agreement dated as of July 28, 2000 between The Bank of New York and META Group, Inc.

     10.23(10)          Master Promissory Note of META Group, Inc. in favor of The
                        Bank of New York dated as of July 28, 2000 in the principal amount of $12 million

     10.24*+            Asset Purchase Agreement among Rubin Systems Inc., Howard
                        Rubin, and META Group, Inc. dated as of October 27, 2000

                                META GROUP, INC.

                     INDEX TO EXHIBITS FILED WITH FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

EXHIBIT
NUMBER                                          DESCRIPTION
- -------                 ------------------------------------------------------------
     10.25+*            Employment and Management Agreement between META Group, Inc.
                        and Howard Rubin dated as of October 27, 2000

     10.26*+            Office Lease between Harbor Vista Associates Limited
                        Partnership and the Company dated March 31, 1999

     21.1+              List of Subsidiaries

     23.1+              Consent of Deloitte & Touche LLP

     24.1+              Power of Attorney (see page 40)

- ------------------------

(1) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated October 20, 1998 and filed on November 3, 1998 (File No. 0-27280).

(2) Confidential treatment obtained as to certain portions.

(3) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-97848).

(4) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 as filed on March 1, 1996 (File No. 333-1854).

(5) Incorporated herein by reference to the exhibits to the Company's Registration Statement on form S-8 as filed on December 19, 1995 (File No. 33-80539).

(6) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and filed on November 17, 1998 (File No. 0-27280).

(7) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 as filed on December 3, 1998 (File No. 333-68323).

(8) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and filed on May 14, 1999 (File No. 0-27280)

(9) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000 (File No. 0-27280)

(10) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and filed on August 14, 2000 (File No. 0-27280)

(11) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated September 19, 2000 and filed on October 3, 2000 (File No. 0-27280).

(12) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated December 11, 2000 and filed on December 13, 2000 (File No. 0-27280).

    * Indicates a management contract or any compensatory plan, contract or arrangement.

    + Filed herewith.