Form 10-Q
period 2001-03-31
META GROUP INC
filed 2001-05-15
CIK 1000015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition period from                to

Commission File Number 0-27280

META Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0971675 (IRS Employer Identification No.)

208 Harbor Drive, Stamford, Connecticut 06912-0061
(Address of principal executive offices, including Zip Code)

(203) 973-6700
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of May 7, 2001 was 11,041,093.

META Group, Inc.

INDEX

			Page
Part I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets: March 31, 2001 (unaudited) and December 31, 2000	3
		Consolidated Statements of Operations (unaudited) Three months ended March 31, 2001 and 2000	4
		Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2001 and 2000	5
		Notes to Consolidated Financial Statements (unaudited)	6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Part II	OTHER INFORMATION
	Item 1.	Legal Proceedings	17
	Item 6.	Exhibits and Reports on Form 8-K	17
Signature			18

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

META Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,219	$3,622
Accounts receivable, net	51,123	57,825
Deferred commissions	7,488	3,428
Deferred tax asset	5,866	5,806
Other current assets	2,430	3,555

Total current assets	76,126	74,236
Marketable securities	6,882	6,719
Non-current portion of accounts receivable	2,134	4,444
Furniture and equipment, net	14,536	14,712
Deferred tax asset	3,734	3,733
Goodwill and other intangibles, net	25,530	23,532
Investments and advances	18,292	18,818
Other assets	7,573	6,269

Total assets	$154,807	$152,463

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,147	$4,856
Deferred revenues	48,980	44,087
Bank note payable	21,900	20,900
Accrued compensation	4,505	6,086
Accrued liabilities	4,662	3,849
Income taxes payable	203	176
Other current liabilities	585	463

Total current liabilities	82,982	80,417
Non-current portion of deferred revenues	6,655	6,338

Total liabilities	89,637	86,755
Stockholders' equity:
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value, authorized 45,000,000 shares, issued 11,631,025 and 11,619,025 shares	116	116
Paid-in capital	52,939	52,874
Retained earnings	12,925	13,198
Accumulated other comprehensive loss	(490)	(160)
Treasury stock, at cost	(320)	(320)

Total stockholders' equity	65,170	65,708

Total liabilities and stockholders' equity	$154,807	$152,463

See notes to consolidated financial statements.

META Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

(unaudited)

	For the three months ended March 31,
	2001	2000
Revenues:
Advisory services	$23,115	$20,705
Strategic consulting	4,979	4,750
Published research products	1,348	1,690

Total revenues	29,442	27,145

Operating expenses:
Cost of services and fulfillment	16,316	13,977
Selling and marketing	10,986	7,701
General and administrative	3,087	2,451
Depreciation and amortization	1,833	705

Total operating expenses	32,222	24,834

Operating (loss) income	(2,780)	2,311
Other income, net	2,360	355

Income (loss) before provision (benefit) for income taxes	(420)	2,666
Provision (benefit) for income taxes	(147)	1,084

Income (loss) before cumulative effect of change in accounting principle	(273)	1,582
Cumulative effect of change in accounting principle		(2,438)

Net loss	$(273)	$(856)

Amounts per basic common share:
Income (loss) before cumulative effect of change in accounting principle	$(0.02)	$0.15
Cumulative effect of change in accounting principle		$(0.24)

Net loss	$(0.02)	$(0.08)

Amounts per diluted common share:
Income (loss) before cumulative effect of change in accounting principle	$(0.02)	$0.13
Cumulative effect of change in accounting principle		$(0.20)

Net loss	$(0.02)	$(0.07)

Weighted average number of basic common shares outstanding	11,051	10,320

Weighted average number of diluted common shares outstanding	11,051	11,980

See notes to consolidated financial statements.

META Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2001	2000
Operating activities:
Net loss	$(273)	$(856)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting		2,438
Depreciation and amortization	1,833	705
Deferred income taxes	(147)	(140)
Gain on sale of investment	(2,563)
Other non-cash charges	260	70
Changes in assets and liabilities:
Accounts receivable	5,569	2,595
Deferred commissions	(4,068)	(1,870)
Other current assets	1,120	(5,530)
Other assets	1,366	(217)
Accounts payable	(2,699)	(87)
Accrued liabilities	(582)	139
Other current liabilities	307	(3,708)
Deferred revenues	4,744	1,623

Net cash provided by (used in) operating activities	4,867	(4,838)

Investing activities:
Capital expenditures	(1,071)	(2,129)
Proceeds from sale of investment	2,940
Payments for acquisitions	(2,134)	(373)

Net cash used in investing activities	(265)	(2,502)

Financing activities:
Proceeds from bank borrowings	1,000
Proceeds from exercise of stock options	31	3,186

Net cash provided by financing activities	1,031	3,186

Effect of Exchange Rate Changes on Cash:	(36)

Net increase (decrease) in cash and cash equivalents	5,597	(4,154)
Cash and cash equivalents, beginning of period	3,622	10,106

Cash and cash equivalents, end of period	$9,219	$5,952

See notes to consolidated financial statements.

META Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Interim Financial Statements

    The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of META Group, Inc. (the "Company") as reported on the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Results for interim periods are not necessarily indicative of results for the entire year.

Note 2—Change in Accounting

    In the fourth quarter of 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). The Company identified certain newer Advisory Services product offerings containing multiple service elements where revenue was recognized as the services were performed. The Company elected to record these multiple element contracts on the straight-line method over the contract term, consistent with the treatment of the Company's other traditional Advisory Services product offerings because it is the Company's belief that the straight-line method is most appropriate given the increased sales volumes and the varying usage patterns by customers of the underlying services. As required by SAB 101, the Company retroactively adopted the provisions effective January 1, 2000; accordingly, the results of operations for the quarter ended March 31, 2000 have been restated from the previously reported amounts.

Note 3—Income Taxes

    During the quarter ended March 31, 2001, the Company recorded an income tax benefit of $147,000 reflecting an effective tax rate of 35%. For the three months ended March 31, 2000, the Company recorded an income tax provision of $1.1 million reflecting an effective tax rate of 41%. The lower effective rate in 2001 was principally due to the impact of nondeductible expenses.

Note 4—Marketable Securities

    Marketable securities at March 31, 2001 and December 31, 2000 include the following (in thousands):

	March 31, 2001
	Cost	Gross Unrealized Holding Gains (Losses)	Fair Value
U.S. government issued mortgage backed bonds	$6,996	$(114)	$6,882

	December 31, 2000
U.S. government issued mortgage backed bonds	$6,996	$(277)	$6,719

    The contractual maturities of marketable securities at March 31, 2001 are as follows (in thousands):

	March 31, 2001
	Cost	Fair Value
Due after one year through fifteen years	$6,996	$6,882

    Actual maturities may differ from contractual maturities because the borrower has the right to call the obligations.

Note 5—Comprehensive Income

    Comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was as follows (in thousands):

	Three months ended March 31,
	2001	2000
Net loss	$(273)	$(856)

Other comprehensive income (loss)
Foreign currency translation adjustment	(426)
Unrealized gain on marketable securities, net of tax	96	42

Total other comprehensive income (loss)	(330)	42

Comprehensive Income (loss)	$(603)	$(814)

Note 6—Segment Reporting

    The Company operates in three business segments: Advisory Services, Strategic Consulting and Published Research Products. The Company's reportable segments are separately managed strategic business segments. Each operating segment offers distinct products/services, and such products/services are sold via different distribution channels [except for certain Advisory Service products and Published Research products (which are both sold by the Company's inside sales force)]. The Company's interim segment information disclosures are presented consistent with the way management operates its business. Revenue and operating income information for the three operating segments is set forth below (in thousands):

	Advisory Services	Strategic Consulting	Published Research Products	Consolidated Total
Three months ended March 31, 2001
Revenues	$23,115	$4,979	$1,348	$29,442
Operating income (loss)	(1,905)	(242)	(633)	(2,780)
Three months ended March 31, 2000
Revenues	$20,705	$4,750	$1,690	$20,105
Operating income (loss)	2,958	(561)	(86)	2,311

Note 7—Acquisitions

    In January 2001, the Company acquired substantially all of the assets of two of its Asia Pacific distributors, one based in Sydney, Australia ("META Group Australia") and the other headquartered in Singapore ("META Group Singapore"). With these acquisitions, the distributors become wholly owned subsidiaries of META Group, Inc. The total purchase price amounted to approximately $2.7 million, consisting of cash in the amount of $1.7 million, the forgiveness of accounts receivable from the distributor of $470,000, and the assumption of certain liabilities. The acquisition was accounted for under the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. Such preliminary allocation resulted in goodwill of $1.3 million, which is being amortized over 20 years.

    In January 2001, the Company paid $300,000 of contingent consideration to Rubin Systems, Inc. ("RSI"), as a result of the achievement of certain financial targets and in connection with the acquisition of substantially all of the assets of RSI in October 2000. In the event certain financial targets are met, additional contingent consideration of $3.95 million payable in cash and $2.13 million payable in stock may be paid through March 2004. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 406,610 shares, the remaining consideration will be payable in cash. The consideration was allocated to intangible assets, which are amortized over a period of four to seven years. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

Note 8—Line of Credit

    In September 2000, the Company entered into a $25 million one-year senior revolving credit facility (the "Facility") with its bank, which upon expiration would convert into a five-year term loan payable in 60 consecutive monthly installments. Pursuant to the terms of the Facility before the amendment described below, interest was payable at the rate of (i) LIBOR plus 1.75% or (ii) the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Facility is collateralized by the Company's marketable securities and accounts receivable. As of March 31, 2001 the total outstanding amount under the Facility was $23.39 million, comprising $21.9 million in borrowings and $1.49 million in letters of credit issued on behalf of certain of the Company's independent sales representative organizations and as security for the Company's Stamford, CT premises lease. The Company and its bank, however, have entered into a standstill agreement with respect to the remaining $1.6 million available to the Company under the Facility whereby the Company has agreed not to request and its bank has agreed not to make any further advances under the Facility until certain financial information with respect to the Company's financial performance during the first quarter ended March 31, 2001 is provided to its bank. The Facility requires payment of a commitment fee payable quarterly, in arrears, of 0.25% based on the average, daily, unused portion. The Facility contains a number of covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities. In addition, the Company is required to maintain certain financial covenants, including, but not limited to, a leverage ratio covenant, a fixed charge ratio covenant and a minimum EBITDA covenant. On March 30, 2001 the Company entered into an amendment to the Facility, which among other things, waived prior covenant defaults, amended the Company's financial covenants, and increased the interest rate by 25 basis points to LIBOR plus 2.0%. During the quarter ended March 31, 2001, the Company paid $354,000 in interest expense.

Note 9—New Accounting Policy

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have an impact on the consolidated financial position, results of operations, or cash flows of the Company.

Note 10—Sale of Investment

    In March 2001, the Company closed on the sale of its investment in Intermedia Group. Cash proceeds were $2.94 million. The Company recognized a gain on the sale of $2.56 million.

Note 11—Subsequent Event

    On April 5, 2001, the Company announced a strategic reorganization. As part of its restructuring plans, the Company reduced its workforce by approximately 100, or 15%. In addition, the Company's president and the Company's co-research director and president and chief executive officer of metagroup.com resigned.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion and analysis below contains trend analysis and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Certain Factors That May Affect Future Results" and in the Company's other filings with the Securities and Exchange Commission, principally the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

    META Group, Inc. ("META Group", together with its subsidiaries, The Sentry Group, Inc. ["Sentry"], 1422722 Ontario Inc. ["META Canada"], META Group Australia Holdings PTY Limited ["META Group Australia"], Cenntinum PTE Limited ["META Group Singapore"], and MG (Bermuda) Ltd.—collectively the "Company"), is a leading independent research and consulting firm focusing on information technology ("IT") and business transformation strategies. The Company's goal is to deliver objective, consistent, and actionable guidance to enable organizations to innovate more rapidly and effectively.

    The Company has three operating business segments: Advisory Services, Strategic Consulting and Published Research Products. The Advisory Services segment provides annually renewable subscription services (focused on specific areas of IT, IT issues related to a specific vertical market or the specific needs of those within the IT organization), service analyst briefing engagements and conferences. Included in the Company's Advisory Services are the Company's Infusion programs, which build on the business-focused analysis of Advisory Services by offering tools, templates and interactive workshops that provide methodology and skill based training needed to successfully manage specific business-critical issues. The Strategic Consulting segment provides strategic consulting engagements addressing clients' business and technology challenges. The Published Research Products segment provides reports, studies, surveys and in-depth analysis of specific business or IT issues.

    Advisory Services revenues constituted approximately 79% and 76% of the Company's total revenues for the quarters ended March 31, 2001 and 2000, respectively. Billings attributable to the Company's Advisory Services are initially recorded as deferred revenues and then recognized pro rata over the contract term. Advisory Services revenues attributable to international clients are billed and collected by the Company's independent sales representative organizations and its wholly-owned subsidiaries in Canada, Australia and Singapore. The Company realizes revenues from the international sales representative organizations at rates of 25% to 40% of amounts billed to those clients.

    One measure of the volume of the Company's business is its annualized "Contract Value," which the Company calculates as the aggregate annualized subscription revenue recognized from all Advisory Services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. Contract Value was $92.5 million at March 31, 2001 versus $82.8 million at March 31, 2000, a 12% increase.

    Revenues from Strategic Consulting engagements comprised approximately 17% of the Company's total revenues for the quarters ended March 31, 2001 and 2000. The Company recognizes revenues on Strategic Consulting engagements as the work is performed. The majority of the Company's Strategic Consulting clients consist of Advisory Services clients seeking additional advice tailored to their individual IT requirements.

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

    In the fourth quarter of 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). The Company identified certain newer Advisory Services product offerings containing multiple service elements where revenue was recognized as the services were performed. The Company elected to record these multiple element contracts on the straight-line method over the contract term, consistent with the treatment of the Company's other traditional Advisory Services product offerings because it is the Company's belief that the straight-line method is most appropriate given the increased sales volumes and the varying usage patterns by customers of the underlying services. As required by SAB 101, the Company retroactively adopted the provisions effective January 1, 2000; accordingly, the results of operations for the quarter ended March 31, 2000 have been restated from the previously reported amounts.

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

    REVENUES  Total revenues increased 8.5% to $29.4 million in the quarter ended March 31, 2001 from $27.1 million in the quarter ended March 31, 2000.

    Revenues from Advisory Services, which generally are derived from annually renewable contracts payable by clients in advance, increased 11.6% to $23.1 million in the quarter ended March 31, 2001 from $20.7 million in the quarter ended March 31, 2000, and increased as a percentage of total revenues to 79% in the quarter ended March 31, 2001 from 76% in the quarter ended March 31, 2000. The increase in revenues from Advisory Services was principally due to increased subscription revenues as a result of the Company's increased client subscriber base, increased penetration into the small and medium-sized enterprise market accomplished in 2000, the addition of the Company's Web-based subscription products that primarily consist of content developed by the Company's Advisory Services personnel and sold by the Company's inside sales force, incremental revenues as a result of the acquisitions of META Group Canada and META Group Australia, and an increase in conference revenues as a result of increased attendance at the Company's METAMorphisis conferences as well as one additional conference held during the first quarter of 2001. These factors were partially offset by decreases in and delaying of IT spending by the Company's clients as a result of general economic conditions.

    Advisory Services revenues attributable to international clients increased 7.5% to $3.2 million in the quarter ended March 31, 2001 from $3 million the quarter ended March 31, 2000, and remained constant as a percentage of Advisory Services revenue at 14%. The increase in Advisory Services revenue attributable to international clients was due principally to incremental revenues as a result of the acquisitions of META Group Canada and META Group Australia discussed above, and were partially offset by decreases in and delaying of IT spending by the Company's clients as a result of general economic conditions.

    Strategic Consulting revenues, which result from Strategic Consulting engagements addressing clients' business and technology issues, increased 4.8% to $4.98 million in the quarter ended March 31, 2001 from $4.75 million in the quarter ended March 31, 2000, and remained constant as a percentage of total revenues at 17%. The increase was principally due to the increased demand for IT outsourcing and IT operations market consulting services which address the needs of companies seeking IT cost savings, and, to a lesser extent, to incremental revenues from the acquisition of RSI in October 2000. These factors were partially offset by a reduction in headcount in its Strategic Consulting practice that occurred in January 2001 due to an imbalance between the skill sets of its then available consulting staff and existing consulting projects and by delaying of IT spending by the Company's clients as a result of general economic conditions that have extended consulting sales cycles.

    Published Research Products revenues, which result from the sale of published research products offering in-depth analysis of specific business or IT issues, decreased 20% to $1.35 million in the quarter ended March 31, 2001 from $1.7 million in the quarter ended March 31, 2000, and decreased as a percentage of total revenues to 4.6% from 6%. The decrease was principally due to the refocusing in the second half of 2000 of the efforts of the Company's inside sales channel (telephone professionals that sell the Company's Published Research Products) from selling only the Company's traditional publication products to in addition selling subscription products that primarily consist of content developed by the Company's Advisory Service personnel which are included in Advisory Services revenue.

    COST OF SERVICES AND FULFILLMENT  Cost of services and fulfillment increased 16.7% to $16.3 million in the quarter ended March 31, 2001 from $14 million in the quarter ended March 31, 2000 and increased as a percentage of total revenues to 55% from 51%. The increase was principally due to additional analyst and fulfillment costs as a result of the Company's increase in headcount undertaken to support the Company's clients and fulfill anticipated demand. The costs principally consist of payroll and payroll-related expenses (payroll taxes and benefits). Additionally, facilities costs increased due to the acquisition of additional office space to support the Company's expanded employee base.

    SELLING AND MARKETING EXPENSES  Selling and marketing expenses increased 42.7% to $11 million in the quarter ended March 31, 2001 from $7.7 million in the quarter ended March 31, 2000 and increased as a percentage of total revenues to 37% from 28%. The increase in selling and marketing expenses was principally due to increased salary and commission expenses associated with the expanded domestic sales force that sells the Company's Advisory Services and Strategic Consulting services and inside sales force that principally sells the Company's Published Research Products. In addition, the Company incurred greater marketing expenses internationally in connection with the acquisition of META Group Canada, META Group Australia and META Group Singapore and in connection with marketing support for its independent sales representative organizations. The headcount increases in selling and marketing were undertaken in 2000 in anticipation of higher revenue growth rates than the revenue growth rates achieved in 2000. Consequently, in April 2001, the Company reduced its workforce by approximately 15% in order to better align its resources with market demand. While the Company's headcount reductions occurred across the organization, the majority of the headcount reduction occurred in selling and marketing. As a result, the Company currently expects that its selling and marketing expenses, when compared to the first quarter, will decrease commencing in the second half of the second quarter of 2001. However, because the Company amortizes commission payments over the subscription period in which the related Advisory Services revenues are amortized to income, the Company currently believes that it will experience increased commission expense in 2001 when compared to 2000 in connection with the increased commissions paid under the Company's sales commission plan for the plan year ended January 31, 2001. The increased payments were principally due to financial incentives contained in the Company's sales commission plan when it reorganized the previously separate sales forces in 2000. The Company has revised its sales commission plan for the plan year ending January 31, 2002 in an attempt to decrease certain financial incentives and reduce total commissions paid as a percentage of total revenues.

    GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses increased 26% to $3.1 million in the quarter ended March 31, 2001 from $2.5 million in the quarter ended March 31, 2000, and increased as a percentage of total revenues to 10.5% from 9%. The increase in general and administrative expenses was principally due to increased payroll and benefits costs associated with an increase in administrative personnel, increased facility costs due to the assumption of additional lease space in certain of the Company's locations, and incremental costs associated with the acquisition of META Group Canada, META Group Australia and META Group Singapore.

    DEPRECIATION AND AMORTIZATION  Depreciation and amortization expense increased 160% to $1.8 million in the quarter ended March 31, 2001 from $0.7 million in the quarter ended March 31, 2000. The increase was principally due to higher levels of property and equipment on hand during the quarter ended March 31, 2001 versus the same period of 2000 as a result of increased headcount and higher levels of goodwill and other intangible assets on hand during the same period as due to the payment of contingent consideration in the last three quarters of 2000 and acquisitions consummated during 2000 and the quarter ended March 31, 2001.

    OTHER INCOME  Other income increased to $2.4 million during the quarter ended March 31, 2001 from $355,000 in the quarter ended March 31, 2000. The increase is principally due to a $2.6 million gain recognized on the sale of its investment in Intermedia Group. Proceeds from the sale were $2.94 million. The gain was partially offset by $354,000 of interest expense recorded on its outstanding borrowings under its line of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 10 to the consolidated financial statements.

    PROVISION FOR INCOME TAXES  During the quarter ended March 31, 2001, the Company recorded an income tax benefit of $147,000 reflecting an effective tax rate of 35%. For the three months ended March 31, 2000, the Company recorded an income tax provision of $1.1 million reflecting an effective tax rate of 41%. The lower effective rate in 2001 was principally due to the impact of nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

    The Company funds its operations primarily through cash generated from operations and borrowings under its revolving credit facility. The Company generated $4.9 million of cash from operations during the three months ended March 31, 2001, compared to $4.8 million of cash used in operations in the same period of 2000. The increase in cash generated from operations was principally due to an increase in collections of its outstanding accounts receivable and an increase in its deferred revenue balance, partially offset by an increase in deferred commissions and a decrease in accounts payable.

    The Company used $1.1 million of cash in the three months ended March 31, 2001, compared to $2.1 million in the same period of 2000, for the purchase of furniture, equipment, computers and related software for use by the Company's employees. While the Company currently expects to continue to make additional purchases of equipment, the Company currently believes that such expenditures will decrease significantly when compared to such expenditure levels in 2000. The Company has no material commitments for capital expenditures.

    In March 2001, the Company closed on the sale of its investment in Intermedia Group. Cash proceeds were $2.94 million. The Company recognized a gain on the sale of $2.56 million. In May 2001, the Company received approximately $440,000 in cash representing a repayment of a portion of the Company's investment in a convertible promissory note of Syndicated Research Group plus accrued interest thereon.

    In January 2001, the Company completed the acquisition of substantially all of the assets of two of its Asia Pacific distributors, one based in Sydney, Australia ("META Group Australia"), and the other headquartered in Singapore ("META Group Singapore"). With these acquisitions, the distributors become wholly owned subsidiaries of META Group, Inc. The total purchase price amounted to approximately $2.7 million, consisting of cash in the amount of $1.7 million, the forgiveness of accounts receivable from the distributor of $470,000, and the assumption of certain liabilities.

    In January 2001, the Company paid $300,000 of contingent consideration to Rubin Systems, Inc. ("RSI") and as of March 31, 2001, RSI earned a contingent payment of 250,000 payable in 57,084 shares of the Company's common stock, each as a result of the achievement of certain financial targets and in connection with the acquisition of substantially all of the assets of RSI in October 2000. In the event certain financial targets are met, additional contingent consideration of $3.95 million payable in cash and $2.13 million payable in stock may be paid through March 2004. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 406,610 shares, the remaining consideration will be payable in cash. The consideration was allocated to intangible assets, which are amortized over a period of four to seven years. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

    During the quarter ended March 31, 2001 the Company received $1 million in borrowings under its line of credit and $31,000 in proceeds from the exercise of stock options, compared to $3.2 million in proceeds from the exercise of stock options in the same period last year.

    In September 2000, the Company entered into a $25 million one-year senior revolving credit facility (the "Facility") with its bank, which upon expiration would convert into a five-year term loan payable in 60 consecutive monthly installments. Pursuant to the terms of the Facility before the amendment described below, interest was payable at the rate of (i) LIBOR plus 1.75% or (ii) the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Facility is collateralized by the Company's marketable securities and accounts receivable. As of March 31, 2001 the total outstanding amount under the Facility was $23.39 million, comprising $21.9 million in borrowings and $1.49 million in letters of credit issued on behalf of certain of the Company's independent sales representative organizations and as security for the Company's Stamford, CT premises lease. The Company and its bank, however, have entered into a standstill agreement with respect to the remaining $1.6 million available to the Company under the Facility whereby the Company has agreed not to request and its bank has agreed not to make any further advances under the Facility until certain financial information with respect to the Company's financial performance during the first quarter ended March 31, 2001 is provided to its bank. The Facility requires payment of a commitment fee payable quarterly, in arrears, of 0.25% based on the average, daily, unused portion. The Facility contains a number of covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities. In addition, the Company is required to maintain certain financial covenants, including, but not limited to, a leverage ratio covenant, a fixed charge ratio covenant and a minimum EBITDA covenant. On March 30, 2001 the Company entered into an amendment to the Facility, which among other things, waived prior covenant defaults, amended the Company's financial covenants, and increased the interest rate by 25 basis points to LIBOR plus 2.0%.

    As of March 31, 2001, the Company had cash and cash equivalents of $9.2 million, marketable securities of $6.88 million, and negative working capital of $6.9 million. The increase in cash and cash equivalents during the quarter ended March 31, 2001 is due principally to increased collections of its accounts receivable, and to a lesser extent, cash received from the sale of the Company's investment in Intermedia Group, offset by increased commission payments and payments to fund its acquisitions. Integration and implementation issues experienced during the Company's ongoing infrastructure upgrades contributed to the Company's significant decrease in collections of outstanding accounts receivable during the year ended December 31, 2000. In the first quarter of 2001, the Company experienced some of the benefits of its ongoing attempts to remedy its collection issues. The Company continues to address the collection issues by, among other things, assigning management and sales personnel increased responsibility in the overall collection effort.

    The Company experienced a net loss of $273,000 for the quarter ended March 31, 2001. On April 5, 2001, the Company announced a strategic reorganization in order to better align its resources with market demand. As part of its restructuring plans, the Company reduced its workforce by approximately 100, or 15%. In addition, Company's president, Larry R. DeBoever, and the Company's co-research director and president and chief executive officer of metagroup.com, Peter Burris, resigned. As a result, the Company currently anticipates an estimated cost savings of approximately $10 million, including approximately $8 million in payroll and related benefits savings, throughout the remainder of 2001 with such savings commencing in the second half of the second quarter. The Company currently expects to take a one-time cash charge of approximately $400,000 in the second quarter of 2001 in connection with its strategic reorganization. If the Company fails to achieve sufficient revenue growth, maintain operating expenses below revenue levels or fail to continue to improve its collection of its accounts receivable, any such failure will likely result in continued operating losses which would have a material adverse effect on the Company's financial results and condition.

    The Company believes that existing cash balances, anticipated cash flows from operations and borrowings under its credit facility (after expiration of the standstill period described above) will be sufficient to meet its working capital, capital expenditure and credit facility payment requirements for the next twelve months. However, the Company currently believes that decreases in and delays of IT spending as a result of general economic conditions are likely to continue to negatively impact its business. Consequently, the Company will continue its efforts to improve its accounts receivable collections. Commencing in the second quarter of 2001, the Company adopted substantial cost-containment measures, including a 15% reduction in its workforce, aggressive management of discretionary expenditures and compensation levels and re-evaluation of expense policies. In addition, the Company is currently exploring additional financing alternatives to generate additional working capital for the business, including debt or equity financings (which may be significantly dilutive to the Company's current stockholders,) or sale of its strategic investments in several companies and limited partnerships. There can be no assurance that such financing will be available when needed or desired or that, if available, such financing will include terms favorable to the Company or its stockholders. See "Certain Factors That May Affect Future Results" below.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information involving risks and uncertainties. In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to, statements concerning anticipated selling and marketing expense levels, purchases of equipment, anticipated capital expenditure levels, estimated cost savings and reductions, including the timing of the impact of such savings and reductions, charges in connection with the Company's strategic reorganization, operating and net losses, anticipated ability to meet the Company's working capital, capital expenditure and credit facility payment requirements, financing plans, the collection of outstanding accounts receivable, changes in the spending patterns of the Company's target clients, including but not limited to decreases in and delaying of IT spending, and general economic conditions,) constitute forward-looking statements and are made under "the safe" harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties, and other information discussed below, as well as the accuracy of the Company's internal estimates of revenue and operation expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

    The Company's future operating results are subject to substantial risks and uncertainties. The Company currently derives most of its revenues from subscriptions to its Advisory Services. The Company, however, derives a significant amount of revenues from Strategic Consulting engagements. As a result, any decline in the Company's ability to secure subscription renewals or replace completed Strategic Consulting engagements with new engagements may have a material adverse effect on the Company's results of operations. The Company's ability to secure subscription renewals, at favorable average selling prices, as well as to successfully market and sell its Strategic Consulting services and Published Research Products, is dependent upon the Company's ability to deliver consistent, high-quality, and timely analysis and advice with respect to issues, developments, and trends that clients view as important. The Company's successful delivery of such analysis and advice is, in turn, dependent upon many factors, including, among other things, its ability to: understand and anticipate rapidly changing technologies and market trends so as to keep its analysis focused on the changing needs of its clients, deliver products and services of sufficiently high quality and timeliness to withstand competition from competitors that may have greater financial, information gathering, and marketing resources than the Company, recruit and retain highly talented professionals in a competitive job market, and match the skills and competencies of the Company's Strategic Consulting staff with the skills required for the fulfillment of existing or potential Strategic Consulting engagements. The loss of any of the Company's senior management personnel, including Dale Kutnick (Chief Executive Officer and Co-Research Director), could have a material adverse affect on the Company. The Company's ability to market and sell its products and services could also be adversely affected by the emergence of new competitors into one or more of the market segments addressed by the Company's products and services, which could cause pricing pressure and loss of market share. The Company's pricing strategy may limit the potential market for the Company's Advisory Services and Strategic Consulting engagements. As a result, the Company may be required to reduce prices for its Advisory Services and Strategic Consulting engagements or introduce new products with lower prices in order to expand or maintain its market share. In addition, a significant portion of the Company's revenues are attributable to international clients, which may be adversely affected by factors including difficulties in developing and managing relationships with foreign subsidiaries and independent international sales representative organizations, reliance on sales entities that the Company does not control, greater difficulty in maintaining direct client contact, fluctuations in exchange rates, adverse political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles, greater accounts receivable collection risk with respect to sales through its independent sales representative organizations (because the Company relies on the sales representative organization to invoice and collect receivables), adverse tax consequences, and the financial health of individual sales representative organizations. The Company's future financial results also depend in part on the integration of recent acquisitions and potential acquisitions, as well as the development or acquisition of new products and services, which may not successfully be achieved due to the inherent costs and risks associated with development, assimilation, and marketing of a new product or service, as well as the Company's limited experience in introducing new products and services.

    Furthermore, the Company's quarterly operating results may fluctuate significantly due to various factors. Because a disproportionately large portion of the Company's Advisory Services contracts expire in the fourth quarter of each year, the Company incurs operating expenses in the fourth quarter at a higher level than would otherwise be required by its sequential growth, and such increased expenses are not normally offset immediately by higher revenues. In addition, the Company's operating results may fluctuate as a result of a variety of other factors, including operating losses, any failure by the Company to execute its financing plans, the Company's ability to manage expense levels, any failure by the Company to meet its working capital, capital expenditure and credit facility payment requirements, the Company's ability to manage growth and implement systems and processes required by such growth, the timing and execution of the Company's strategic plans, the level and timing of renewals of subscriptions to Advisory Services, the level and timing of contracted Strategic Consulting Services, the timing and amount of new business generated by the Company, the mix of domestic versus international business, the mix of Advisory Services revenues versus Strategic Consulting and Published Research Products revenues, the number, size and scope of Strategic Consulting engagements in which the Company is engaged, the degree of completion of such engagements and the ability of the Company to match the skills of its consulting staff to consulting engagement opportunities, the timing of the development, introduction, and marketing of new products and services, the integration of acquired businesses into the operations of the Company, the timing of the acquisition and integration into the Company of new business, products, and services, the timing of the delivery of Published Research Products sold by the Company, the timing of the hiring of research analysts, consultants and sales representatives, employee utilization rates and the accuracy of estimates of resources required to complete ongoing Strategic Consulting engagements, the recruitment, retention and development of research analysts, consultants, management and administrative staff, the availability of outside consultants needed to fulfill certain service offerings, changes in the spending patterns of the Company's target clients, the Company's ability to collect its accounts receivable, changes in market demand for IT research and analysis, competitive conditions in the industry, decreases in and delaying of spending on IT by substantial commercial and governmental users of IT, general economic uncertainty and economic slowdown in the U.S. and abroad, borrowings under the Company's revolving credit facility, strategic investments in entities that operate in parallel or synergistic industries to the Company, including but not limited to any failure by the Company to sell its interest in strategic investments, volatility and unpredictability of the Company's stock price and other risks detailed in the Company's filings with the Securities and Exchange Commission, including those discussed in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000. Due to these factors, the Company believes period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. The potential fluctuations in the Company's operating results make it likely that, in some future quarter, the Company's operating results will be below the expectations of securities analysts and investors, which would have a material adverse effect on the price of the Company's Common Stock.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Reference should be made to the Company's annual report on Form 10-K for the year ended December 31, 2000 for quantitative and qualitative disclosure of the Company's market risk. There have been no material changes to the market risk information included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

    As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company is a party to certain legal proceedings arising in the ordinary course of business. The Company, however, believes that none of these proceedings is likely to have a material adverse effect on the Company's business, results of operations or financial condition.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

Exhibit Number	Description
4.1	Amended and Restated Security Agreement by and between META Group, Inc. and The Bank Of New York dated April 9, 2001
10.1	Employment agreement by and between John A. Piontkowski and META Group, Inc. dated March 1, 2001
10.2	Consulting Services Agreement by and between META Group, Inc. and Simmons Associates, dated July 26, 2000
11.1	Statement regarding computation of per-share earnings
  (b)
  Reports on Form 8-K.

    On March 9, 2001, the Registrant filed a report on Form 8-K announcing that (i) it will report its financial results for the fourth quarter and twelve months ended December 31, 2000 after the market close on Wednesday March 14, 2001, (ii) a conference call was scheduled for 5:00p.m. Eastern Standard Time on the same day to discuss its financial results, quarterly and fiscal year highlights, and expectations regarding its future performance, and (iii) the conference call was accessible to the public through live Internet access in a listen-only mode.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META GROUP, INC.
Date: May 15, 2001	By:	/s/ JOHN A. PIONTKOWSKI John A. Piontkowski Senior Vice President, Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Amended and Restated Security Agreement by and between META Group, Inc. and the Bank Of New York, Inc. dated April 9, 2001 *
10.1	Employment agreement by and between John A. Piontkowski and META Group, Inc. dated March 1, 2001 *
10.2	Consulting Services Agreement by and between META Group, Inc. and Simmons Associates, dated July 26, 2000 *
11.1	Statement regarding computation of per-share earnings *

*
Exhibit included in EDGAR filing with Securities and Exchange Commission.

QuickLinks

META Group, Inc. INDEX
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE
EXHIBIT INDEX