Form 10-Q
period 2001-06-30
META GROUP INC
filed 2001-08-14
CIK 1000015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition period from ______ to ______

Commission File Number 0-27280

META Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-0971675

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

208 Harbor Drive, Stamford, Connecticut 06912-0061

(Address of principal executive offices, including Zip Code)

(203) 973-6700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes       ☒                       No        ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $.01 par value per share, outstanding as of August 1, 2001 was 12,829,922.

META Group, Inc.

PART I - FINANCIAL INFORMATION

             Item 1. Financial Statements

META Group, Inc.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2001	2000

	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$20,382	$3,622
Accounts receivable, net	42,116	57,825
Deferred commissions	5,020	3,428
Deferred tax asset	4,444	5,806
Other current assets	2,262	3,555

Total current assets	74,224	74,236

Marketable securities	6,794	6,719
Non-current portion of accounts receivable	1,910	4,444
Furniture and equipment, net	13,682	14,712
Deferred tax asset	5,310	3,733
Goodwill and other intangibles, net	25,776	23,532
Investments and advances	17,857	18,818
Other assets	6,047	6,269

Total assets	$151,600	$152,463

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,391	$4,856
Deferred revenues	44,645	44,087
Bank note payable	21,900	20,900
Accrued compensation	3,868	6,086
Accrued liabilities	3,265	3,849
Income taxes payable	203	176
Other current liabilities	1,028	463

Total current liabilities	76,300	80,417
Non-current portion of deferred revenues	5,477	6,338

Total liabilities	81,777	86,755

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 2,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 45,000,000 shares, issued 13,476,938 and 11,619,025 shares	135	116
Paid-in capital	57,932	52,874
Retained earnings	12,276	13,198
Accumulated other comprehensive loss	(200)	(160)
Treasury stock, at cost	(320)	(320)

Total stockholders’ equity	69,823	65,708

Total liabilities and stockholders’ equity	$151,600	$152,463

See notes to consolidated financial statements.

META Group, Inc.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:
Research and advisory services	$21,956	$22,947	$45,071	$43,652
Strategic consulting	7,452	7,272	12,431	12,022
Published research products	1,317	1,889	2,665	3,579

Total revenues	30,725	32,108	60,167	59,253

Operating expenses:
Cost of services and fulfillment	15,671	15,849	31,987	29,826
Selling and marketing	9,343	8,011	20,329	15,712
General and administrative	4,002	2,671	7,089	5,122
Depreciation and amortization	1,974	1,069	3,807	1,774
Restructuring charge	359		359

Total operating expenses	31,349	27,600	63,571	52,434

Operating (loss) income	(624)	4,508	(3,404)	6,819
Other income (expense), net	(128)	277	2,232	632

Income (loss) before provision (benefit) for income taxes	(752)	4,785	(1,172)	7,451
Provision (benefit) for income taxes	(103)	1,969	(250)	3,053

Income (loss) before cumulative effect of change in accounting principle	(649)	2,816	(922)	4,398
Cumulative effect of change in accounting principle				(2,438)

Net (loss) income	$(649)	$2,816	$(922)	$1,960

Amounts per basic common share:
Income (loss) before cumulative effect of change in accounting:	$(.06)	$.26	$(.08)	$.41
Cumulative effect of change in accounting:				$(.23)

Net (loss) income	$(.06)	$.26	$(.08)	$.18

Amounts per diluted common share:
Income before cumulative effect of change in accounting:	$(.06)	$.24	$(.08)	$.37
Cumulative effect of change in accounting:				$(.20)

Net (loss) income	$(.06)	$.24	$(.08)	$.17

Weighted average number of basic common shares outstanding	11,099	10,738	11,069	10,666

Weighted average number of diluted common shares outstanding	11,099	11,832	11,069	11,923

See notes to consolidated financial statements.

META Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended
	June 30,

	2001	2000

Operating activities:
Net (loss) income	$(922)	$1,960
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting		2,438
Depreciation and amortization	3,807	1,774
Provision for doubtful accounts		200
Gain on sale of investment	(2,563)	–
Deferred income taxes	(250)
Other non-cash charges	266	136
Changes in assets and liabilities:
Accounts receivable	13,256	(7,279)
Deferred commissions	(1,592)	(1,024)
Other current assets	1,295	(3,923)
Other assets	4,485	(1,037)
Accounts payable	(3,465)	361
Accrued expenses and other current liabilities	(1,851)	(4,655)
Deferred revenues	(855)	(793)

Net cash provided by (used in) operating activities	11,611	(11,842)

Investing activities:
Capital expenditures	(1,446)	(5,251)
Payments for acquisitions	(2,573)	(847)
Proceeds from sale of investment	2,940	–
Investments and advances	400	(250)

Net cash used in investing activities	(679)	(6,348)

Financing activities:
Proceeds from exercise of stock options	7	3,755
Proceeds from employee stock purchase plan	164	679
Proceeds from line of credit	1,000	5,100
Private placement of common stock, net of offering costs	4,603	–
Reacquisition of shares – current stockholder	–	(661)

Net cash provided by financing activities	5,774	8,873

Effect of exchange rate changes on cash	54

Net increase (decrease) in cash and cash equivalents	16,760	(9,317)
Cash and cash equivalents, beginning of period	3,622	10,106

Cash and cash equivalents, end of period	$20,382	$789

See notes to consolidated financial statements.

META Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Interim Financial Statements

             The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of META Group, Inc. (the “Company”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Results for interim periods are not necessarily indicative of results for the entire year.

Note 2 – Change in Accounting

             In the fourth quarter of 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). The Company identified certain newer Advisory Services product offerings containing multiple service elements where revenue was recognized as the services were performed. The Company elected to record these multiple element contracts on the straight-line method over the contract term, consistent with the treatment of the Company’s other traditional Advisory Services product offerings because it is the Company’s belief that the straight-line method is most appropriate given the increased sales volumes and the varying usage patterns by customers of the underlying services. As required by SAB 101, the Company retroactively adopted the provisions effective January 1, 2000; accordingly, the results of operations for the three and six months ended June 30, 2000 have been restated from the previously reported amounts.

Note 3 - Income Taxes

             During the quarter and six months ended June 30, 2001, the Company recorded a tax benefit of $102,000 and $250,000, respectively, reflecting an effective tax rate of 13.6% and 21.34%, respectively.  The Company has recorded a full valuation allowance for the net operating loss carry-forwards generated by its wholly-owned subsidiaries in Canada, Australia and Singapore due to the uncertainty of realizing the loss carry-forwards due to the start-up nature of the organizations.

Note 4 – Marketable Securities

Marketable securities at June 30, 2001 and December 31, 2000 include the following (in thousands):

	June 30, 2001

		Gross
		Unrealized
		Holding
	Cost	Gains (Losses)	Fair Value

U.S. government issued mortgage backed bonds	$6,996	$(202)	$6,794

	December 31, 2000

U.S. government issued mortgage backed bonds	$6,996	$(277)	$6,719

The contractual maturities of marketable securities at June 30, 2001 are as follows (in thousands):

	June 30, 2001

	Cost	Fair Value

Due after one year through thirteen years	$6,996	$6,794

Actual maturities may differ from contractual maturities because the borrower has the right to call the obligations.

Note 5 – Comprehensive Income

             Total comprehensive income for the three and six months ended June 30, 2001 and 2000 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Net (loss) income	$(649)	$2,816	$(922)	$1,960
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	341	–	(85)
Unrealized gain (loss) on marketable securities	(51)	–	45	41

Comprehensive (loss) income	$(359)	$2,816	$(962)	$2,001

Note 6 – Segment Reporting

             The Company operates in three business segments: Research and Advisory Services, Strategic Consulting and Published Research Products.  The Company’s reportable segments are separately managed strategic business segments.  Each operating segment offers different products/services, and such products/services are sold via different distribution channels.  The Company’s interim segment information disclosures are presented consistent with the way management operates its business.  Revenue and operating income information for the three operating segments is set forth below (in thousands):

	Research and Advisory Services	Strategic Consulting	Published Research Products	Consolidated Total

Three months ended June 30, 2001

Revenues	$21,956	$7,452	$1,317	$30,725
Operating income	529	370	(1,523)	(624)

Three months ended June 30, 2000

Revenues	$22,947	$7,272	$1,889	$32,108
Operating income	3,410	1,454	(356)	4,508

Six months ended June 30, 2001

Revenues	$45,071	$12,431	$2,665	$60,167
Operating income	(1,376)	128	(2,156)	(3,404)

Six Months ended June 30, 2000

Revenues	$43,652	$12,022	$3,579	$59,253
Operating income	6,418	843	(442)	6,819

Note 7 – Acquisitions

             In January 2001, the Company acquired substantially all of the assets of two of its Asia Pacific distributors, one based in Sydney, Australia (“META Group Australia”), and the other headquartered in Singapore (“META Group Singapore”). With these acquisitions, the distributors became wholly owned subsidiaries of META Group, Inc. The total purchase price amounted to approximately $2.9 million, consisting of cash in the amount of $1.9 million, the forgiveness of accounts receivable from the distributor of $470,000, and the assumption of certain liabilities. The acquisition was accounted for under the purchase method.  Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition.  Such preliminary allocation resulted in goodwill of $1.6 million, which is being amortized over 20 years.

             During the six months ended June 30, 2001, the Company paid $500,000 and issued $250,000 in common stock (57,084 shares) for contingent consideration to Rubin Systems, Inc. (“RSI”), as a result of the achievement of certain financial targets in connection with the acquisitition of substantially all of the assets of RSI in October 2000.  In the event certain future financial targets are met, additional contingent consideration of $3.75 million payable in cash and $1.875 million payable in stock may be paid through March 2004. In the event the aggregate number of shares issued in satisfaction of additional contingent consideration exceeds 349,526 shares, the remaining consideration will be payable in cash.  The additional consideration was allocated to intangible assets, which are amortized over a period of four to seven years. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

Note 8 – Line of Credit

             In September 2000, the Company entered into a $25 million one-year senior revolving credit facility (the “Facility”) with its bank, which upon expiration would convert into a five-year term loan payable in 60 consecutive monthly installments. Pursuant to the terms of the Facility before the amendment described below, interest was payable at the rate of (i) LIBOR plus 1.75% or (ii) the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Facility is collateralized by the Company’s marketable securities and accounts receivable. As of June 30, 2001, the total outstanding amount under the Facility was $23.05 million, consisting of $21.9 million in borrowings and $1.15 million in letters of credit issued on behalf of certain of the Company’s independent sales representative organizations and as security for the Company’s Stamford, CT premises lease. The Facility requires payment of a commitment fee payable quarterly, in arrears, of 0.25% based on the average, daily, unused portion. The Facility contains a number of covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities.  In addition, the Company is required to maintain certain financial covenants, including, but not limited to, a leverage ratio covenant, a fixed charge ratio covenant and a minimum EBITDA covenant. On March 30, 2001 the Company entered into an amendment to the Facility, which among other things, waived prior covenant defaults, reset covenants, and increased the interest rate by 25 basis points to LIBOR plus 2.0%. Pursuant to the amended Facility, the only covenant subject to testing in 2001 is the minimum EBITDA covenant. During the six months ended June 30, 2001, the Company paid $686,000 in interest expense.

Note 9 – Private Placement of the Company’s Common Stock

             In June 2001 the Company completed a private placement of its common stock whereby the Company issued 1,726,617 shares of its common stock for $2.78 per share to Dale Kutnick, the Company’s Chairman of the Board, Chief Executive Officer and Co-Research Director, and additional purchasers affiliated with Francis J. Saldutti, Harry Gruner and George McNamee, each of whom is a member of the Company’s Board of Directors (the “Board”). The Board approved the transaction after receiving the favorable recommendation of a Special Committee of the Board consisting of three disinterested Board members. The Special Committee retained BNY Capital Markets, Inc. as its financial advisor to render a fairness opinion on the transaction. Total proceeds to the Company were $4,603,000, net of offering costs of approximately $197,000. The common stock offered in the private placement has not been registered with the Securities and Exchange Commission and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed, however, to file a registration statement with the Securities and Exchange Commission to register the shares issued (other than those issued to Mr. Kutnick) upon request, such registration to be effective no earlier than December 31, 2001.

Note 10 – Restructuring

             In April 2001, the Company announced a restructuring whereby it reduced its workforce by 100, or 15% in the quarter ended June 30, 2001. In addition, the Company’s president and the Company’s co-research director and president and chief executive officer of metagroup.com resigned. As a result of the restructuring, the Company incurred a $359,000 restructuring charge during the quarter ended June 30, 2001 for severance payments made during the quarter ended June 30, 2001.

Note 11 – Sale of Limited Partnership Interest

             In June 2001, the Company sold its limited partnership interest in the JMI Equity Side Fund, L.P. (the “Fund”) to affiliates of the Fund and an unrelated third party for total proceeds of $3.15 million. Distributions from the Fund in excess of a return of capital and the Company’s cost of capital were intended to fund payouts under the Company’s META Group/JMI Long-Term Incentive Plan for its key employees. Prior to the Company's sale of its interest in the Fund, each participant in the META Group/JMI Long-Term Incentive Plan waived his or her rights to receive such payouts in consideration for stock options granted by the Company.  The Company recorded a loss on the sale of $26,000. Mr. Harry Gruner, a director of the Company, is a managing member of JMI Side Associates, L.L.C, the general partner of the Fund, is affiliated with certain of the other purchasers, and purchased approximately three percent of the limited partnership interests sold by the Company.

Note 12 – Sale of Investment

             In March 2001, the Company closed on the sale of its investment in Intermedia Group.  Cash proceeds were $2.94 million.  The Company recognized a gain on the sale of $2.56 million.

Note 13 – Recent Accounting Pronouncements

             Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have an impact on the consolidated financial position, results of operations, or cash flows of the Company.

             In July 2001, Statement of Financial Accounting Standards No. 141 (“SFAS 141”) "Business Combinations" and Statement of Financial Accounting Standards No. 142 (“SFAS 142”) "Goodwill and Other Intangible Assets" were released. The related statements address financial accounting and reporting for business combinations and acquired goodwill and other intangible assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, however early adoption is permitted. As required by SFAS 142, the Company will perform an impairment test on goodwill and other intangible assets as of the adoption date. Thereafter, the Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Amortization of goodwill and certain other intangible assets, including those recorded in past business combinations, will cease. The Company is required to adopt SFAS 142 in fiscal 2002. The Company is currently assessing the impact that SFAS No. 142 will have on its financial position and results of operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under “Certain Factors That May Affect Future Results” and in the Company’s other filings with the Securities and Exchange Commission, principally the Company’s Annual Report on Form   10-K for the year ended December 31, 2000.

Overview

             META Group, Inc. (“META Group”, together with its subsidiaries, The Sentry Group, Inc. [“Sentry”], 1422722 Ontario Inc. [“META Group Canada”], META Group Australia Holdings PTY Limited [“META Group Australia”], Cenntinum PTE Limited [“META Group Singapore”], and MG (Bermuda) Ltd. – collectively, the “Company”), is a leading independent research and consulting firm focusing on information technology (“IT”) and business transformation strategies.  The Company’s goal is to deliver objective, consistent, and actionable guidance to enable organizations to innovate more rapidly and effectively.

             The Company has three operating business segments: Advisory Services, Strategic Consulting and Published Research Products.  The Advisory Services segment provides annually renewable subscription services (focused on specific areas of IT, IT issues related to a specific vertical market or the specific needs of those within the IT organization), service analyst briefing engagements and conferences.  Included in the Company’s Advisory Services are the Company’s Infusion programs, which build on the business-focused analysis of Advisory Services by offering tools, templates and interactive workshops that provide methodology and skill based training needed to successfully manage specific business-critical issues. The Strategic Consulting segment provides strategic consulting engagements addressing clients’ business and technology challenges.  The Published Research Products segment provides reports, studies, surveys and in-depth analysis of specific business or IT issues.

             Advisory Services revenues constituted approximately 71% of the Company’s total revenues for the quarters ended June 30, 2001 and 2000, respectively.  Billings attributable to the Company’s Advisory Services are initially recorded as deferred revenues and then recognized pro rata over the contract term. Advisory Services revenues attributable to international clients are billed and collected by the Company’s independent sales representative organizations and its wholly-owned subsidiaries in Canada, Australia and Singapore. The Company realizes revenues from the international sales representative organizations at rates of 25% to 75% of amounts billed to those clients.

             One measure of the volume of the Company’s business is its annualized “Contract Value,” which the Company calculates as the aggregate annualized subscription revenue recognized from all Advisory Services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. Contract Value was $87.8 million at June 30, 2001 versus $91.8 million at June 30, 2000, a 4% decrease.

             Revenues from Strategic Consulting engagements comprised approximately 24% and 23% of the Company’s total revenues for the quarters ended June 30, 2001 and 2000, respectively. The Company recognizes revenues on Strategic Consulting engagements as the work is performed.  The majority of the Company’s Strategic Consulting clients consist of Advisory Services clients seeking additional advice tailored to their individual IT requirements.

             The Company’s operating expenses consist of cost of services and fulfillment, selling and marketing expenses and general and administrative expenses. Cost of services and fulfillment represents the costs associated with production and delivery of the Company’s products and services and includes the costs of research, development and preparation of periodic reports, analyst telephone consultations, executive briefings and conferences, published research, consulting services, new product development, and all associated editorial and support services. Selling and marketing expenses include the costs of salaries, commissions and related benefits for such personnel, travel and promotion. General and administrative expenses include the costs of the finance and accounting departments, legal, human resources, corporate IT and other administrative functions of the Company.

             In the fourth quarter of 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). The Company identified certain newer Advisory Services product offerings containing multiple service elements where revenue was recognized as the services were performed. The Company elected to record these multiple element contracts on the straight-line method over the contract term, consistent with the treatment of the Company’s other traditional Advisory Services product offerings because it is the Company’s belief that the straight-line method is most appropriate given the increased sales volumes and the varying usage patterns by customers of the underlying services. As required by SAB 101, the Company retroactively adopted the provisions effective January 1, 2000; accordingly, the results of operations for the quarter and six months ended June 30, 2000 have been restated from the previously reported amounts.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES  Total revenues decreased 4% to $30.7 million in the quarter ended June 30, 2001 from $32.1 million in the quarter ended June 30, 2000.

Revenues from Advisory Services, which generally are derived from annually renewable contracts payable by clients in advance, decreased 4% to $21.9 million in the quarter ended June 30, 2001 from $22.9 million in the quarter ended June 30, 2000, and remained constant as a percentage of total revenues at 71%. The decrease in revenues from Advisory Services was due to an overall decrease in IT spending as a result of general economic conditions that occurred across all of the Company’s Advisory Services.

Advisory Services revenues attributable to international clients increased 27% in the quarter ended June 30, 2001 from the quarter ended June 30, 2000 and increased as a percentage of Advisory Services revenue to 21% in the quarter ended June 30, 2001 from 16% in the quarter ended June 30, 2000. Such increase in Advisory Services revenue attributable to international clients was due principally to incremental revenues as a result of the acquisitions of META Group Canada, META Group Australia and META Group Singapore, and were partially offset by a general slowdown in IT spending experienced internationally.

Strategic Consulting revenues, which result from strategic consulting engagements addressing clients’ business and technology issues, increased 2.5% to $7.5 million in the quarter ended June 30, 2001 from $7.3 million in the quarter ended June 30, 2000, and increased as a percentage of total revenues to 24% in the quarter ended June 30, 2001 from 23% in the quarter ended June 30, 2000.  The increase was principally due to the increased demand for IT outsourcing and IT operations market consulting services which address the needs of companies seeking IT cost savings, and incremental revenues from the acquisitions of META Group Canada, META Group Australia, META Group Singapore and Rubin Systems, Inc. These factors were partially offset by an overall decrease in IT spending as a result of general economic conditions.

Published Research Products revenues, which result from the sale of publications offering in-depth analysis of single business or IT issues, decreased 30% to $1.3 million in the quarter ended June 30, 2001 from $1.9 million in the quarter ended June 30, 2000, and decreased as a percentage of total revenues to 4% in the quarter ended June 30, 2001 from 6% in the quarter ended June 30, 2000.  The decrease was principally due to a change in the mix of products sold by the Company’s inside sales channel (telephone professionals that sell the Company’s Published Research Products) from selling only the Company’s traditional publication products to in addition selling bundled packages of products and services that combine traditional publications with service analyst inquiry and selling Web-based subscription products that consist primarily of content developed by the Company’s Advisory Services personnel. Revenues from the sales of these bundled products and services and Web-based subscription products are recognized as Advisory Services revenue.

COST OF SERVICES AND FULFILLMENT  Cost of services and fulfillment decreased 1% to $15.7 million in the quarter ended June 30, 2001 from $15.8 million in the quarter ended June 30, 2000 and increased as a percentage of total revenues to 51% in the quarter ended June 30, 2001 from 49% in the quarter ended June 30, 2000. The decrease was principally due to a decrease in royalty payments to third parties that produce content included in certain products and services sold by the Company, and, to a lesser extent, due to a decrease in travel costs by the Company’s analysts and consultants. The decrease was partially offset by an increase in payroll and payroll related expenses (payroll taxes and benefits) for analysts and fulfillment personnel as a result of the Company’s increase in headcount during the second half of 2000 undertaken to support the Company’s clients, and, to a lesser extent, from incremental costs as a result of the acquisitions of META Group Canada, META Group Australia, META Group Singapore and Rubin Systems, Inc.

SELLING AND MARKETING EXPENSES  Selling and marketing expenses increased 16.6% to $9.3 million in the quarter ended June 30, 2001 from $8.0 million in the quarter ended June 30, 2000 and increased as a percentage of total revenues to 30% in the quarter ended June 30, 2001 from 25% in the quarter ended June 30, 2000. The increase in selling and marketing expenses was principally due to increased commission expenses associated with increased commissions paid under the Company’s sales commission plan for the plan year ended January 31, 2001. The increased commission payments were principally due to financial incentives contained in the Company’s sales commission plan when it reorganized the previously separate sales forces in 2000. Because the Company amortizes commission payments over the subscription period in which the related Advisory Services revenues are amortized to income, the Company has experienced increased commission expense in the quarter ended June 30, 2001 when compared to the quarter ended June 30, 2000. The Company has restructured its sales commission plan for the plan year ending January 31, 2002 in an attempt to decrease certain financial incentives and reduce total commissions paid. In addition, the Company incurred greater marketing expenses internationally in connection with the acquisition of META Group Canada, META Group Australia and META Group Singapore and in connection with marketing support of its independent sales representative organizations.

GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses increased 49.8% to $4.0 million in the quarter ended June 30, 2001 from $2.7 million in the quarter ended June 30, 2000 and increased as a percentage of total revenues to 13% in the quarter ended June 30, 2001 from 8% in the quarter ended June 30, 2000. The increase in expenses was principally due to incremental costs associated with the acquisitions of META Group Canada, META Group Australia and META Group Singapore, and, to a lesser extent, as a result of increased legal fees and increased employee benefit costs as a result of benefit provider rate increases assessed in the second half of 2000.

DEPRECIATION AND AMORTIZATION  Depreciation and amortization expense increased 85% to $1.97 million in the quarter ended June 30, 2001 from $1.1 million in the quarter ended June 30, 2000. The increase in depreciation and amortization expense was principally due to higher levels of property and equipment on hand during the quarter ended June 30, 2001 versus the same period of 2000 and higher levels of goodwill and other intangible assets on hand during the same period due to the payment of contingent consideration and acquisitions consummated in 2000 and the six months ended June 30, 2001.

RESTRUCTURING CHARGE   As mentioned above, in April 2001, the Company announced a restructuring whereby it reduced its workforce by 100 or 15% in the quarter ended June 30, 2001. As a result of the restructuring, the Company incurred a $359,000 restructuring charge during the quarter ended June 30, 2001 for severance payments made during the quarter ended June 30, 2001. There were no restructuring charges in 2000. See Note 10 to the consolidated financial statements.

OTHER INCOME  Other income decreased to $128,000 of other expense (net) in the quarter ended June 30, 2001 from $277,000 of other income (net) in the quarter ended June 30, 2000 due principally to an increase in interest expense recorded on outstanding borrowings under the Company’s line of credit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 8 to the consolidated financial statements.

PROVISION FOR INCOME TAXES  During the quarter ended June 30, 2001, the Company recorded an income tax benefit of $103,000 reflecting an effective tax rate of 13.6%, compared to a provision for income taxes of $1.97 million recorded for the quarter ended June 30, 2000. The lower effective rate in 2001 was principally due to the full valuation allowance recorded for the net operating loss carry-forwards generated by its wholly-owned subsidiaries in Canada, Australia and Singapore due to the uncertainty of realizing the loss carry-forwards due to the start-up nature of the organizations.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES  Total revenues increased 1.5% to $60.2 million in the six months ended June 30, 2001 from $59.3 million in the six months ended June 30, 2000.

Revenues from Advisory Services increased 3.25% to $45.1 million in the six months ended June 30, 2001 from $43.7 million in the six months ended June 30, 2000. The increase in revenues from Advisory Services was principally due to incremental revenues from the acquisitions of META Group Canada, META Group Australia and META Group Singapore, and, to a lesser extent, due to an increase in domestic Advisory Service revenue as a result of increased penetration into the small and medium-sized enterprise market accomplished in 2000 and the addition of the Company’s Web-based subscription products that primarily consist of content developed by the Company’s Advisory Services personnel and sold by the Company’s inside sales force. Such increases were partially offset by an overall decrease in IT spending as a result of general economic conditions. Advisory Services revenues attributable to international clients increased 18% in the six months ended June 30, 2001 from the six months ended June 30, 2000, and increased as a percentage of Research and Advisory Services revenues to17% from 15%.

Strategic Consulting revenues increased 3% to $12.4 million in the six months ended June 30, 2001 from $12.0 million in the six months ended June 30, 2000, and increased as a percentage of total revenues to 21% from 20%.  The increase was primarily due to the growth of the Company’s core consulting business due principally to the increased demand for IT outsourcing and IT operations market consulting services which address the needs of companies seeking IT cost savings, and incremental revenues from the acquisitions of META Group Canada, META Group Australia, META Group Singapore and Rubin Systems, Inc., and was partially offset by a decrease in revenues from Internet security planning and operations services (which are provided under the Company’s outsourcing agreement with META Secur e-Com Solutions). Additionally, Strategic Consulting revenues were partially offset by a reduction in headcount in the Company’s Strategic Consulting practice that occurred in January 2001 due to an imbalance between the skill sets of the Company’s then available consulting staff and existing consulting projects.

Published Research Products revenues decreased 25.5% to $2.7 million in the six months ended June 30, 2001 from $3.6 million in the six months ended June 30, 2000 and decreased as a percentage of total revenues to 4% from 6%.  The decrease in revenues was principally due to the change in the mix of products sold by the Company’s inside sales channel from selling only the Company’s traditional publication products to in addition selling bundled packages of products and services that combine traditional publications with service analyst inquiry and selling Web-based subscription products that consist primarily of content developed by the Company’s Advisory Services personnel. Revenues from the sales of these bundled products and services and Web-based subscription products are recognized as Advisory Services revenue. In addition, revenues from the Company’s Published Research Products have decreased as a result of a change in the spending patterns of the Company’s target clients as a result of the decrease in IT spending and general economic conditions.

COST OF SERVICES AND FULFILLMENT  Cost of services and fulfillment increased 7% to $32 million in the six months ended June 30, 2001 from $29.8 million in the six months ended June 30, 2000 and increased as a percentage of total revenues to 34% from 27%.  The increase was principally due to increased payroll and payroll related costs for analyst, consultant and fulfillment positions as a result of an increase in headcount in such positions and, to a lesser extent, from incremental costs from the acquisitions of META Group Canada, META Group Australia and META Group Singapore. Such increases were partially offset by decreases in royalties paid to third parties that produce content included in certain products and services sold by the Company as well as decreases in travel costs incurred by the Company’s analysts, consultants and fulfillment personnel.

SELLING AND MARKETING EXPENSES  Selling and marketing expenses increased 29% to $20.3 million in the six months ended June 30, 2001 from $15.7 million in the six months ended June 30, 2000 and increased as a percentage of total revenues to 34% from 27%. The increase in selling and marketing expenses was due principally to increased commission expenses associated with the expanded domestic sales force that sells the Company’s Advisory Services and Strategic Consulting services and inside sales force that principally sells the Company’s Published Research Products. In addition, the Company incurred greater marketing expenses internationally in connection with the acquisitions of META Group Canada, META Group Australia and META Group Singapore and in connection with marketing support of its independent sales representative organizations. The headcount increases in selling and marketing were undertaken in 2000 in anticipation of higher revenue growth rates than the revenue growth rates achieved in 2000. Consequently, in April 2001, the Company reduced its workforce by approximately 15% in order to better align its resources with market demand. While the Company’s headcount reductions occurred across the organization, the majority of the headcount reduction occurred in selling and marketing. As a result, the Company’s selling and marketing expenses in the quarter ended June 30, 2001, when compared to the first quarter of 2001, decreased. However, because the Company amortizes commission payments over the subscription period in which the related Advisory Services revenues are amortized to income, the Company experienced increased commission expense in 2001 when compared to 2000 in connection with the increased commissions paid under the Company’s sales commission plan for the plan year ended January 31, 2001. The increased payments were principally due to financial incentives contained in the Company’s sales commission plan when it reorganized the previously separate sales forces in 2000. The Company has restructured its sales commission plan for the plan year ending January 31, 2002 in an attempt to decrease certain financial incentives and reduce total commissions paid.

GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses increased 38% to $7.1 million in the six months ended June 30, 2001 from $5.1 million in the six months ended June 30, 2000 and increased as a percentage of total revenue to 12% from 9%. The increase in expenses was principally due to increased salary and benefit costs, facilities costs (consisting of rent, telephone and utilities), legal costs and incremental costs as a result of the acquisitions of META Group Canada, META Group Australia and META Group Singapore.

DEPRECIATION AND AMORTIZATION  Depreciation and amortization expense increased to $3.8 million in the six months ended June 30, 2001 from $1.8 million in the six months ended June 30, 2000. The increase in depreciation and amortization expense was principally due to higher levels of property and equipment on hand during the six months ended June 30, 2001 versus the same period of 2000 and higher levels of goodwill and other intangible assets on hand during the same period due to the payment of contingent consideration in 2000 and acquisitions consummated during 2000 and the six months ended June 30, 2001.

RESTRUCTURING CHARGE   As mentioned above, in April 2001, the Company announced a restructuring whereby it reduced its workforce by 100 or 15% in the quarter ended June 30, 2001. As a result of the restructuring, the Company incurred a $359,000 restructuring charge during the quarter ended June 30, 2001 for severance payments made during the quarter ended June 30, 2001. There were no restructuring charges in 2000. See Note 10 to the consolidated financial statements.

OTHER INCOME  Other income increased to $2.2 million in the six months ended June 30, 2001 from $0.6 million in the six months ended June 30, 2000. The increase was principally due to a $2.6 million gain recognized on the sale of its investment in Intermedia Group. Proceeds from the sale were $2.94 million. The gain was partially offset by interest expense recorded on the Company’s outstanding borrowings under its line of credit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 8 to the consolidated financial statements.

PROVISION FOR INCOME TAXES  During the six months ended June 30, 2001, the Company recorded an income tax benefit of $250,000 versus a provision for income taxes of $3.1 million for the six months ended June 30, 2000, reflecting an effective tax rate of 21% and 41%, respectively. The decrease in the effective tax rate is due to the full valuation allowance recorded for the net operating loss carry-forwards generated by its wholly-owned subsidiaries in Canada, Australia and Singapore due to the uncertainty of realizing the loss carry-forwards due to the start-up nature of the organizations.

LIQUIDITY AND CAPITAL RESOURCES

             The Company funds its operations primarily through cash generated from operations, borrowings under its revolving credit facility, and, to a lesser extent, from the sale of its common stock. The Company generated $11.6 million of cash from operations during the six months ended June 30, 2001, compared to $11.8 million used in operations during the same period of 2000. The increase in cash generated from operations was principally due to an increase in collections of its outstanding accounts receivable and proceeds from the Company’s sale of its limited partnership interest in the JMI Equity Side Fund, L.P., partially offset by decreases in accounts payable, accrued expenses and other current liabilities and an increase in deferred commissions.

             In June 2001, the Company sold its limited partnership interest in the JMI Equity Side Fund, L.P. (the “Fund”) to affiliates of the Fund and an unrelated third party for total proceeds of $3.15 million. Distributions from the Fund in excess of a return of capital and the Company’s cost of capital were intended to fund payouts under the Company’s META Group/JMI Long-Term Incentive Plan for its key employees. Prior to the Company's sale of its interest in the Fund, each participant in the META Group/JMI Long-Term Incentive Plan waived his or her rights to receive such payouts in consideration for stock options granted by the Company. The Company recorded a loss on the sale of $26,000. Mr. Harry Gruner, a director of the Company, is a managing member of JMI Side Associates, L.L.C, the general partner of the Fund, is affiliated with certain of the other purchasers, and purchased approximately three percent of the limited partnership interests sold by the Company.

             The Company used $1.4 million of cash in the six months ended June 30, 2001 compared to $5.2 million in the same period of 2000 for the purchase of furniture, equipment, computers and related software for use by the Company’s employees. While the Company currently expects to continue to make additional purchases of equipment, the Company currently believes that such expenditures will decrease significantly when compared to such expenditure levels in 2000. The Company has no material commitments for capital expenditures.

             In March 2001, the Company closed on the sale of its investment in Intermedia Group.  Cash proceeds were $2.94 million.  The Company recognized a gain on the sale of $2.56 million. In May 2001, the Company received approximately $440,000 in cash representing a repayment of a portion of the Company’s investment in a convertible promissory note of Syndicated Research Group, Inc. plus accrued interest thereon.

             In January 2001, the Company completed the acquisition of substantially all of the assets of two of its Asia Pacific distributors, one based in Sydney, Australia (“META Group Australia”), and the other headquartered in Singapore (“META Group Singapore”). With these acquisitions, the distributors became wholly owned subsidiaries of META Group, Inc. The total purchase price amounted to approximately $2.9 million, consisting of cash in the amount of $1.9 million, the forgiveness of accounts receivable from the distributor of $470,000, and the assumption of certain liabilities.

             During the six months ended June 30, 2001, the Company paid $500,000 and issued $250,000 in stock (57,084 shares) for contingent consideration to Rubin Systems, Inc. (“RSI”), as a result of the achievement of certain financial targets in connection with the acquisition of substantially all of the assets of RSI in October 2000.  In the event certain future financial targets are met, additional contingent consideration of $3.75 million payable in cash and $1.875 million payable in stock may be paid through March 2004. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 349,526 shares, the remaining consideration will be payable in cash.  The additional consideration was allocated to intangible assets, which are amortized over a period of four to seven years. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

             In June 2001 the Company completed a private placement of its common stock whereby the Company issued 1,726,617 shares of its common stock for $2.78 per share to Dale Kutnick, the Company’s Chairman of the Board, Chief Executive Officer and Co-Research Director, and additional purchasers affiliated with Francis J. Saldutti, Harry Gruner and George McNamee, each of whom is a member of the Company’s Board of Directors (the “Board”). The Board approved the transaction after receiving the favorable recommendation of a Special Committee of the Board consisting of three disinterested Board members. The Special Committee retained BNY Capital Markets, Inc. as its financial advisor to render a fairness opinion on the transaction. Total proceeds to the Company were $4,603,000, net of offering costs of approximately $197,000. The common stock offered in the private placement has not been registered with the Securities and Exchange Commission and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed, however, to file a registration statement with the Securities and Exchange Commission to register the shares issued (other than those issued to Mr. Kutnick) upon request, such registration to be effective no earlier than December 31, 2001

             During the six months ended June 30, 2001 the Company received $1 million in borrowings under its line of credit and $171,000 in proceeds from the exercise of stock options and its stock purchase plan compared to $4.4 million in proceeds from the exercise of stock options and its stock purchase plan in the same period of last year.

             In September 2000, the Company entered into a $25 million one-year senior revolving credit facility (the “Facility”) with its bank, which upon expiration would convert into a five-year term loan payable in 60 consecutive monthly installments. Pursuant to the terms of the Facility before the amendment described below, interest was payable at the rate of (i) LIBOR plus 1.75% or (ii) the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Facility is collateralized by the Company’s marketable securities and accounts receivable. As of June 30, 2001, the total outstanding amount under the Facility was $23.05 million, consisting of $21.9 million in borrowings and $1.15 million in letters of credit issued on behalf of certain of the Company’s independent sales representative organizations and as security for the Company’s Stamford, CT premises lease. The Facility requires payment of a commitment fee payable quarterly, in arrears, of 0.25% based on the average, daily, unused portion. The Facility contains a number of covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities.  In addition, the Company is required to maintain certain financial covenants, including, but not limited to, a leverage ratio covenant, a fixed charge ratio covenant and a minimum EBITDA covenant. On March 30, 2001, the Company entered into an amendment to the Facility, which among other things, waived prior covenant defaults, reset covenants, and increased the interest rate by 25 basis points to LIBOR plus 2.0%. Pursuant to the amended Facility, the only covenant subject to testing in 2001 is the minimum EBITDA covenant.

             As of June 30, 2001, the Company had cash of $20.4 million, marketable securities of $6.8 million and negative working capital of $2.1 million. The increase in cash and cash equivalents during the six months ended June 30, 2001 is due principally to increased collections on its accounts receivable, proceeds from the private placement of its common stock, proceeds from the sale of its limited partnership interest in the JMI Equity Side Fund, L.P. and cash received from the sale of the Company’s investment in Intermedia Group, offset by increased commission payments and payments to fund its acquisitions. Integration and implementation issues experienced during the Company’s ongoing infrastructure upgrades contributed to the Company’s significant decrease in collections of outstanding accounts receivable during the year ended December 31, 2000.  In the first half of 2001, the Company experienced some of the benefits of its ongoing attempts to remedy its collection challenges. The Company continues to address its collection issues by, among other things, assigning management and sales personnel increased responsibility in the overall collection effort.

             The Company experienced a net loss of $922,000 for the six months ended June 30, 2001. In April 2001, the Company announced a restructuring in order to better align its resources with market demand. As part of its restructuring, the Company reduced its workforce by 100, or 15%. In addition, the Company’s president, Larry R. DeBoever, and the Company’s co-research director and president and chief executive officer of metagroup.com, Peter Burris, resigned. As a result, the Company anticipates an annual estimated cost savings of approximately $10 million, including approximately $8 million in payroll and related benefits savings. Such savings began to materialize in the second half of the second quarter. The Company, however, recorded a one-time cash charge of $359,000 in the second quarter of 2001 for severance payments made during the quarter ended June 30, 2001. If the Company fails to achieve sufficient revenue growth, maintain operating expenses below revenue levels or fails to continue to improve collection of its accounts receivable then any such failure will likely result in continued operating losses which would have a material adverse effect on the Company’s financial results and condition.

             The Company believes that existing cash balances, anticipated cash flows from operations and borrowings under its credit facility will be sufficient to meet its working capital, capital expenditure and credit facility payment requirements for the next twelve months. However, the Company currently believes that decreases in and delays of IT spending as a result of general economic conditions are likely to continue to negatively impact its business. The Company will continue its efforts to improve its accounts receivable collections. In addition, in the second quarter of 2001, the Company adopted substantial cost-containment measures, including a 15% reduction in its workforce and aggressive management of discretionary expenditures. See "Certain Factors That May Affect Future Results" below.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

             From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information involving risks and uncertainties. In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to, statements concerning anticipated costs of selling and marketing expense levels, purchases of equipment, anticipated capital expenditure levels, operating losses, estimated cost savings and reductions, including the timing of the impact of such savings and reductions, anticipated working capital and credit facility payment requirements, the collection of outstanding accounts receivable, changes in the spending patterns of the Company's target clients, including but not limited to decreases in and delays of IT spending and  general economic conditions) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties, and other information discussed below, as well as the accuracy of the Company’s internal estimates of revenue and operation expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

             The Company’s future operating results are subject to substantial risks and uncertainties. The Company currently derives most of its revenues from subscriptions to its Research and Advisory Services.  The Company, however, derives a significant amount of revenues from Strategic Consulting engagements.  As a result, any decline in the Company’s ability to secure subscription renewals or replace completed Strategic Consulting engagements with new engagements may have a material adverse effect on the Company’s results of operations. The Company’s ability to secure subscription renewals, at favorable average selling prices, as well as to successfully market and sell its Strategic Consulting services and Published Research Products, is dependent upon the Company’s ability to deliver consistent, high-quality, and timely analysis and advice with respect to issues, developments, and trends that clients view as important. The Company’s successful delivery of such analysis and advice is, in turn, dependent upon many factors, including, among other things, its ability to: understand and anticipate rapidly changing technologies and market trends so as to keep its analysis focused on the changing needs of its clients, deliver products and services of sufficiently high quality and timeliness to withstand competition from competitors that may have greater financial, information gathering, and marketing resources than the Company, recruit and retain highly talented professionals in a competitive job market, and match the skills and competencies of the Company’s Strategic Consulting staff with the skills required for the fulfillment of existing or potential Strategic Consulting engagements.  The loss of any of the Company’s senior management personnel, including Dale Kutnick (President, Chief Executive Officer and Co-Research Director), could have a material adverse effect on the Company.  The Company’s ability to market and sell its products and services could also be adversely affected by the emergence of new competitors into one or more of the market segments addressed by the Company’s products and services, which could cause pricing pressure and loss of market share. The Company’s pricing strategy may limit the potential market for the Company’s Research and Advisory Services and Strategic Consulting engagements.  As a result, the Company may be required to reduce prices for its Research and Advisory Services and Strategic Consulting engagements or introduce new products with lower prices in order to expand or maintain its market share.  In addition, a significant portion of the Company’s revenues are attributable to international clients, which may be adversely affected by factors including difficulties in developing and managing relationships with independent international sales representative organizations, reliance on sales entities that the Company does not control, greater difficulty in maintaining direct client contact, fluctuations in exchange rates, adverse political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles, greater accounts receivable collection risk with respect to sales through its independent sales representative organizations (because the Company relies on the sales representative organizations to invoice and collect receivables), adverse tax consequences, and the financial health of individual sales representative organizations. The Company’s future financial results also depend in part on the integration of recent acquisitions and potential acquisitions, as well as the development or acquisition of new products and services, which may not successfully be achieved due to the inherent costs and risks associated with development, assimilation, and marketing of a new product or service, as well as the Company’s limited experience in introducing new products and services.

             Furthermore, the Company’s quarterly operating results may fluctuate significantly due to various factors. Because a disproportionately large portion of the Company’s Research and Advisory Services contracts expire in the fourth quarter of each year, the Company incurs operating expenses in the fourth quarter at a higher level than would otherwise be required by its sequential growth, and such increased expenses are not normally offset immediately by higher revenues. In addition, the Company’s operating results may fluctuate as a result of a variety of other factors, including operating losses, any failure by the Company to execute its financing plans, the Company's ability to manage expense levels, any failure by the Company to meet its working capital, capital expenditure and credit facility payment requirements, the Company's ability to manage growth and implement systems and processes required by such growth, the timing and execution of the Company's strategic plans, the level and timing of renewals of subscriptions to Research and Advisory Services, the level and timing of contracted Strategic Consulting Services, the timing and amount of new business generated by the Company, the mix of domestic versus international business, the mix of Research and Advisory Services revenues versus Strategic Consulting and Published Research Products revenues, the number, size and scope of Strategic Consulting engagements in which the Company is engaged, the degree of completion of such engagements and the ability of the Company to match the skills of its consulting staff to consulting engagement opportunities, the timing of the development, introduction, and marketing of new products and services, the integration of acquired businesses into the operations of the Company, the timing of the acquisition and integration into the Company of new business, products, and services, the timing of the delivery of Published Research Products sold by the Company, the timing of the hiring of research analysts, consultants and sales representatives, employee utilization rates and the accuracy of estimates of resources required to complete ongoing Strategic Consulting engagements, the recruitment, retention and development of research analysts, consultants, management and administrative staff, the availability of outside consultants needed to fulfill certain service offerings, changes in the spending patterns of the Company’s target clients, the Company’s ability to collect its accounts receivable, changes in market demand for IT research and analysis, competitive conditions in the industry, decreases in spending on IT by substantial commercial and governmental users of IT, general economic uncertainty and economic slowdown in the U.S. and abroad, borrowings under the Company’s revolving credit facility, strategic investments in entities that operate in parallel or synergistic industries to the Company, including but not limited to any failure by the Company to sell its interest in strategic investments, volatility and unpredictability of the Company’s stock price and other risks detailed in the Company's filings with the Securities and Exchange Commission, including those discussed in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000. Due to these factors, the Company believes period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. The potential fluctuations in the Company’s operating results make it likely that, in some future quarter, the Company’s operating results will be below the expectations of securities analysts and investors, which would have a material adverse effect on the price of the Company’s common stock.

Item 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 for quantitative and qualitative disclosure of the Company’s market risk.  There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

             As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, the Company is a party to certain legal proceedings arising in the ordinary course of business.  The Company, however, believes that none of these proceedings is likely to have a material adverse effect on the Company’s business, results of operations or financial condition.

Item 2.  Changes in Securities and Use of Proceeds.

             On June 28, 2001, the Company completed a private placement of its common stock whereby the Company issued 1,726,617 shares of its common stock (the "Private Placement Shares") for $2.78 per share to Dale Kutnick, the Company's Chairman of the Board, Chief Executive Officer and Co-Research Director; First Albany Corporation, an investment banking firm affiliated with George C. McNamee, a director of the Company; JMI Equity Fund IV, L.P., JMI Equity Fund IV (AI), L.P., JMI Euro Equity Fund IV, L.P. and JMI Equity Side Fund, L.P., venture capital limited partnerships affiliated with Harry Gruner, a director of the Company; and Ardent Research Partners, LTD and Ardent Research Partners, L.P., a money management firm affiliated with Francis J. Saldutti, a director of the Company (collectively, the "Private Placement Purchasers"), pursuant to a certain Common Stock Purchase and Sale Agreement by and among META Group, Inc. and the Private Placement Purchasers dated as of June 15, 2001. Total proceeds to the Company were $4.8 million with offering costs of approximately $197,000.

             On October 27, 2000, the Company completed the acquisition of substantially all the assets of Rubin Systems, Inc. (“RSI”). Pursuant to the terms of the Asset Purchase Agreement among RSI, Howard Rubin and the Company dated as of October 27, 2000, RSI received an initial payment of $750,000 in cash and  $375,000 in common stock (36,874 shares). In the event certain financial targets are met, contingent consideration of $3.75 million payable in cash and $1.875 million payable in stock may be paid to RSI through March 2004.  During the six months ended June 30, 2001, the Company paid $500,000 and issued $250,000 in stock (57,084 shares, the “Rubin Contingent Shares”) for contingent consideration. In the event the aggregate number of shares issued in satisfaction of additional contingent consideration exceeds 349,526 shares, the remaining consideration will be payable in cash.  RSI was wholly-owned by Howard Rubin, a director and officer of the Company.

             The Private Placement Shares and the Rubin Contingent Shares were issued in reliance upon exemptions from the registration provisions of the Securities Act of 1933, as amended (the "Act"), set forth in Section 4(2) thereof and Rule 506 of Regulation D of the General Rules and Regulations under the Act promulgated by the Securities and Exchange Commission ("Regulation D").  In their respective purchase agreements, the Private Placement Purchasers and RSI made certain representations to the Company as to its investment intent, level of sophistication, access to information and status as an accredited investor as defined in Rule 501(a) of Regulation D. The Private Placement Shares and the Rubin Contingent Shares are subject to restrictions on transfer absent registration under the Act or exemption therefrom. The Company is required to register all shares issued to RSI. The Company has also agreed to file a registration statement with the Securities and Exchange Commission to register the Private Placement Shares (other than those issued to Mr. Kutnick) upon the request of the Private Placement Purchasers, such registration to be effective no earlier than December 31, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders.

             On May 24, 2001, the Company held its Annual Meeting of Stockholders. At such Annual Meeting, the stockholders of the Company voted (i) on the election of three Class III Directors to serve for a three-year term and until their successors have been duly elected and qualified; (ii) to approve the amendment and restatement of the Company’s Amended and Restated 1995 Stock Plan and to (a) increase the number of shares of Common Stock issuable over the term of the Amended and Restated 1995 Stock Plan by 1,875,000 shares to 6,375,000 shares in the aggregate and (b) set the exercise price per share of non-qualified stock options at no less than the fair market value of the Common Stock on the date of the grant (the “Stock Plan Proposal”); (iii) to approve the amendment and restatement of the Corporation's 1995 Non-Employee Director Stock Option Plan and to increase the number of shares of Common Stock issuable over the term of the 1995 Non-Employee Director Stock Option Plan by 125,000 shares to 350,000 shares in the aggregate (the “Non-Employee Director Stock Option Plan Proposal”); and (iv) to approve the amendment and restatement of the Corporation's Amended and Restated 1995 Employee Stock Purchase Plan and to increase the number of shares of Common Stock issuable over the term of the Amended and Restated 1995 Employee Stock Purchase Plan by 375,000 shares to 750,000 shares in the aggregate (the “Employee Stock Purchase Plan Proposal”).

The number of votes cast for the re-election of the Class III Directors listed below were as follows:

Nominees	Number of Shares

	For	Against	Withhold Authority

Michael Simmons	9,246,088	-	468,906
George McNamee	9,032,473	-	682,521
Howard A. Rubin	8,976,112	-	738,882

Each of Dale Kutnick, Francis Saldutti, Harry Gruner and Gayl W. Doster continued as directors of the Company after the Annual Meeting of Stockholders.

The number of votes cast for the approval and adoption of the Stock Plan Proposal were as follows:

Number of Shares

For	Against	Abstain	Unvoted

5,435,296	2,863,155	3,091	1,413,452

The number of votes cast for the approval and adoption of the Non-Employee Director Stock Option Plan Proposal were as follows:

Number of Shares

For	Against	Abstain	Unvoted

7,367,518	931,133	2,891	1,413,452

The number of votes cast for the approval and adoption of the Employee Stock Purchase Plan Proposal were as follows:

Number of Shares

For	Against	Abstain	Unvoted

8,093,572	204,789	3,181	1,413,452

Item 6.  Exhibits and Reports on Form 8-K.

             (a)         Exhibits.

Exhibit Number	Description

2.1	Agreement of Purchase and Sale by and among META Group, Inc., JMI Equity Side Fund, L.P., JMI Side Associates, L.L.C. and the purchasers listed on the signature pages thereto dated as of June 15, 2001

4.1	Common Stock Purchase and Sale Agreement by and among META Group, Inc. and the purchasers listed on the signature pages thereto dated as of June 15, 2001

10.1	Form of META Group Inc./JMI Long Term Incentive Compensation Plan Waiver and Release Agreement

11.1	Statement regarding computation of per-share earnings

             (b)        Reports on Form 8-K.

             On April 10, 2001 the Company filed a Current Report on Form 8-K dated April 5, 2001 announcing (i) a restructuring, (ii) the resignation of two members of its senior management team, and (iii) a planned reduction to its workforce by approximately 100 employees, or 15% of its workforce.

             On June 20, 2001, the Company filed a Current Report on Form 8-K dated June 15, 2001 announcing that it entered into a definitive agreement on June 15, 2001 to raise approximately $4.8 million in gross proceeds through a private placement of its common stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META Group, Inc.

Date: August 14, 2001	By:	/s/ John A. Piontkowski

John A. Piontkowski
Senior Vice President, Finance, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page

2.1	Agreement of Purchase and Sale by and among META Group, Inc., JMI Equity Side Fund, L.P., JMI Side Associates, L.L.C. and the purchasers listed on the signature pages thereto dated as of June 15, 2001	*

4.1	Common Stock Purchase and Sale Agreement by and among META Group, Inc. and the purchasers listed on the signature pages thereto dated as of June 15, 2001	*

10.1	Form of META Group Inc./JMI Long Term Incentive Compensation Plan Waiver and Release Agreement	*

11.1	Statement regarding computation of per-share earnings	*

* Exhibit included in EDGAR filing with Securities and Exchange Commission.

__________________