Form 10-Q
period 2001-09-30
META GROUP INC
filed 2001-11-14
CIK 1000015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

              OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the Quarterly period ended September 30, 2001

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

              OF THE SECURITIES EXCHANGE ACT OF 1934.

                                For the Transition period from ______ to ______

Commission File Number 0-27280

META Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-0971675
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

                Yes         ☒                            No           ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $.01 par value per share, outstanding as of November 1, 2001 was 12,829,922.

META Group, Inc.

PART I - FINANCIAL INFORMATION

                Item 1.    Financial Statements

META Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2001	2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,136	$3,622
Marketable securities	7,034	-
Accounts receivable, net	35,509	57,825
Deferred commissions	3,068	3,428
Deferred tax asset	3,221	5,806
Other current assets	2,669	3,555
Total current assets	72,637	74,236

Non-current portion of accounts receivable	2,081	4,444
Marketable securities	-	6,719
Furniture and equipment, net	12,656	14,712
Deferred tax asset	8,010	3,733
Goodwill and other intangibles, net	25,529	23,532
Investments and advances	13,756	18,818
Other assets	7,908	6,269
Total assets	$142,577	$152,463

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$857	$4,856
Deferred revenues	39,205	44,087
Borrowings under revolving credit agreement	11,535	-
Current portion of long-term debt	4,587	20,900
Accrued compensation	2,860	6,086
Accrued liabilities	5,535	3,849
Income taxes payable	132	176
Other current liabilities	1,241	463
Total current liabilities	65,952	80,417
Long-term debt	5,778	-
Non-current portion of deferred revenues	4,794	6,338
Total liabilities	76,524	86,755

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 2,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 45,000,000 shares, issued 13,476,938 and 11,619,025 shares	135	116
Paid-in capital	57,946	52,874
Retained earnings	8,614	13,198
Accumulated other comprehensive loss	(322)	(160)
Treasury stock, at cost, 647,016 shares	(320)	(320)
Total stockholders’ equity	66,053	65,708
Total liabilities and stockholders’ equity	$142,577	$152,463

See notes to consolidated financial statements.

META Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
Research and advisory services	$19,744	$20,529	$64,815	$64,181
Strategic consulting	6,564	7,069	18,995	19,091
Published research products	1,014	1,448	3,679	5,027

Total revenues	27,322	29,046	87,489	88,299

Operating expenses:
Cost of services and fulfillment	13,945	17,568	45,932	47,394
Selling and marketing	10,436	9,630	30,765	25,342
General and administrative	3,351	4,927	10,440	10,049
Depreciation and amortization	1,911	1,230	5,718	3,004
Restructuring charge	-	-	359	-

Total operating expenses	29,643	33,355	93,214	85,789

Operating (loss) income	(2,321)	(4,309)	(5,725)	2,510
Impairment loss	(2,854)	-	(2,854)	-
Other income (expense), net	(148)	129	2,084	761
Income (loss) before provision (benefit) for income taxes	(5,323)	(4,180)	(6,495)	3,271
Provision (benefit) for income taxes	(1,661)	(1,712)	(1,911)	1,341
Income (loss) before cumulative effect of change in accounting principle	(3,662)	(2,468)	(4,584)	1,930
Cumulative effect of change in accounting principle	-	-	-	(2,438)
Net loss	$(3,662)	$(2,468)	$(4,584)	$(508)

Amounts per basic common share:
Income (loss) before cumulative effect of change in accounting principle	$(.29)	$(0.23)	$(.39)	$.18
Cumulative effect of change in accounting principle	-	-	-	$(.23)
Net loss	$(.29)	$(0.23)	$(.39)	$(0.05)

Amounts per diluted common share:
Income before cumulative effect of change in accounting principle	$(.29)	$(0.23)	$(.39)	$.16
Cumulative effect of change in accounting principle	-	-	-	$(.20)
Net loss	$(.29)	$(0.23)	$(.39)	$(.04)

Weighted average number of basic common shares outstanding	12,830	10,822	11,662	10,718
Weighted average number of diluted common shares outstanding	12,830	10,822	11,662	11,802

See notes to consolidated financial statements.

META Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended
	September 30,
	2001	2000
Operating activities:
Net (loss)	$(4,584)	$(508)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle		2,438
Depreciation and amortization	5,718	3,004
Provision for doubtful accounts	1,648	990
Gain on sale of investment	(2,563)	–
Impairment loss on investments	2,854	-
Deferred income taxes	(1,840)	-
Other non-cash charges	303	190
Changes in assets and liabilities:
Accounts receivable	17,040	(5,093)
Deferred commissions	353	(1,029)
Other current assets	881	(3,252)
Other assets	4,841	(1,117)
Accounts payable	(3,998)	2,563
Accrued expenses and other current liabilities	(439)	(3,416)
Deferred revenues	(6,896)	(6,653)
Net cash provided by (used in) operating activities	13,318	(11,883)

Investing activities:
Capital expenditures	(1,761)	(7,752)
Payments for acquisitions	(3,145)	(2,502)
Proceeds from sale of investment	2,940	–
Investments and advances	400	(702)
Net cash used in investing activities	(1,566)	(10,956)

Financing activities:
Proceeds from exercise of stock options	7	4,084
Proceeds from employee stock purchase plan	164	679
Proceeds from line of credit	1,000	10,900
Private placement of common stock, net of offering costs	4,603	–
Reacquisition of shares – current stockholder	–	(661)
Net cash provided by financing activities	5,774	15,002
Effect of exchange rate changes on cash	(12)	-
Net increase (decrease) in cash and cash equivalents	17,514	(7,837)
Cash and cash equivalents, beginning of period	3,622	10,106
Cash and cash equivalents, end of period	$21,136	$2,269

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

Note 2 – Change in Accounting Principle

        In the fourth quarter of 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). The Company identified certain newer Advisory Services product offerings containing multiple service elements where revenue was recognized as the services were performed. The Company elected to record these multiple element contracts on the straight-line method over the contract term, consistent with the treatment of the Company’s other traditional Advisory Services product offerings because it is the Company’s belief that the straight-line method is most appropriate given the increased sales volumes and the varying usage patterns by customers of the underlying services. As required by SAB 101, the Company retroactively adopted the provisions effective January 1, 2000; accordingly, the results of operations for the three and nine months ended September 30, 2000 have been restated from the previously reported amounts.

Note 3 - Income Taxes

        During the quarter and nine months ended September 30, 2001, the Company recorded a tax benefit of $1.66 million and $1.9 million, respectively, reflecting an effective tax rate of 31% and 29%, respectively.  The Company has recorded a full valuation allowance for the net operating loss carry-forwards generated by its wholly-owned subsidiaries in Canada, Australia and Singapore due to the uncertainty of realizing the loss carry-forwards due to the start-up nature of the organizations.

Note 4 – Marketable Securities

Marketable securities at September 30, 2001 and December 31, 2000 include the following (in thousands):

Cost

Gross Unrealized Holding Gains (Losses)

Fair Value

	September 30, 2001
U.S. government issued mortgage backed bonds	$6,996	$38	$7,034

December 31, 2000

U.S. government issued mortgage backed bonds	$6,996	$(277)	$6,719

The contractual maturities of marketable securities at September 30, 2001 are as follows (in thousands):

	September 30, 2000
	Cost	Fair Value
Due after one year through thirteen years	$6,996	$7,034

Actual maturities may differ from contractual maturities because the issuer has the right to call the obligations. In October 2001, $2 million of marketable securities were called by the issuer. The proceeds were used to pay down the Company’s bank facility.

It is currently the Company’s intent to liquidate the remaining marketable securities; accordingly, the balance at September 30, 2001 is classified as a current asset.

Note 5 – Comprehensive Income (Loss)

                Total comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Net loss	$(3,662)	$(2,468)	$(4,584)	$(508)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(263)	–	(348)	-
Unrealized gain on marketable securities, net of tax	142	65	187	134

Comprehensive loss	$(3,783)	$(2,403)	$(4,745)	$(374)

Note 6 – Segment Reporting

                The Company operates in three business segments: Research and Advisory Services, Strategic Consulting and Published Research Products. The Company’s reportable segments are separately managed strategic business segments.  Each operating segment offers different products/services, and such products/services are generally sold via different distribution channels. The Company’s interim segment information disclosures are presented consistent with the way management operates its business.  Revenue and operating income information for the three operating segments is set forth below (in thousands):

	Research and Advisory Services	Strategic Consulting	Published Research Products	Consolidated Total
Three months ended September 30, 2001

Revenues	$19,744	$6,564	$1,014	$27,322
Operating income	(4,174)	1,104	749	(2,321)

Three months ended September 30, 2000

Revenues	$20,529	$7,069	$1,448	$29,046
Operating income	(3,475)	(1,590)	756	(4,309)

Nine months ended September 30, 2001

Revenues	$64,815	$18,995	$3,679	$87,489
Operating income	(5,550)	1,232	(1,407)	(5,725)

Nine months ended September 30, 2000

Revenues	$64,181	$19,091	$5,027	$88,299
Operating income	2,943	(747)	314	2,510

Note 7 – Acquisitions

In January 2001, the Company acquired substantially all of the assets of two of its Asia Pacific distributors, one based in Sydney, Australia (“META Group Australia”), and the other headquartered in Singapore (“META Group Singapore”). With these acquisitions, the distributors became wholly owned subsidiaries of META Group, Inc. The total purchase price amounted to approximately $2.9 million, consisting of cash in the amount of $1.9 million, the forgiveness of accounts receivable from the distributors of $470,000, and the assumption of certain liabilities. The acquisitions were accounted for under the purchase method.  Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition.  Such preliminary allocation resulted in goodwill of $1.6 million, which is being amortized over 20 years.

                During the nine months ended September 30, 2001, the Company paid $1.04 million in cash and issued $250,000 in common stock (57,084 shares) as contingent consideration to Rubin Systems, Inc. (“RSI”), as a result of the achievement of certain financial targets in connection with the acquisition of substantially all of the assets of RSI in October 2000.  In the event certain future financial targets are met, additional contingent consideration of up to $3.2 million payable in cash and $1.875 million payable in stock may be paid through March 2004. In the event the aggregate number of shares issued in satisfaction of additional contingent consideration exceeds 349,526 shares, the remaining consideration will be payable in cash.  The additional consideration was allocated to intangible assets and goodwill, which are amortized over a period of four to fifteen years. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

Note 8 – Line of Credit

In September 2000, the Company entered into a $25 million one-year senior revolving credit facility (the “Facility”) with its bank, which in September 2001 converted into a five-year term loan payable in 60 consecutive monthly installments. As of September 30, 2001, the total outstanding amount under the Facility was $22.8 million, consisting of $21.9 million in borrowings and $0.9 million in letters of credit issued on behalf of certain of the Company’s independent sales representative organizations and as security for the Company’s Stamford, CT premises lease. In October 2001, the Company made a principal payment of $365,000 in accordance with the terms of the Facility. Additionally in October 2001, $2 million of the Company’s marketable securities were called by the issuer. The proceeds were used to pay down the Facility. On November 5, 2001 the Company restructured its existing credit facility with its bank by entering into a $20 million amended and restated credit agreement (the “New Facility”). The New Facility replaces the Company’s previous $25 million facility and consists of an $8 million term loan (the “Term Loan”) payable in 36 monthly consecutive installments commencing in December 2001, and a $12 million revolving credit facility (the “Revolving Facility”). Both mature in November 2004. The New Facility has a borrowing base equal to 80% of the Company’s eligible accounts receivable. Interest is payable at the rate of (i) LIBOR plus 2.5% or (ii) the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The New Facility is collateralized by the Company’s marketable securities and accounts receivable, and requires payment of a commitment fee payable quarterly, in arrears, of 0.25% based on the average, daily, unused portion of the Revolving Facility. The New Facility contains a number of covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities.  In addition, the Company is required to maintain certain financial covenants, including, but not limited to, a leverage ratio covenant, a fixed charge ratio covenant and a minimum EBITDA covenant. During the nine months ended September 30, 2001, the Company paid $1.09 million in interest expense.

Outstanding borrowings at September 30, 2001 have been classified in the accompanying balance sheet in accordance with the terms of the New Facility.

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

Note 10 – Restructuring

In April 2001, the Company announced a restructuring whereby it reduced its workforce by 100, or 15% in the quarter ended June 30, 2001. In addition, the Company’s president, and the Company’s co-research director and president and chief executive officer of metagroup.com resigned. As a result of the restructuring, the Company incurred a $359,000 restructuring charge during the quarter ended June 30, 2001 for severance payments made during the quarter ended June 30, 2001.

Note 11 – Sale of Limited Partnership Interest

        In June 2001, the Company sold its limited partnership interest in the JMI Equity Side Fund, L.P. (the “Fund”) to affiliates of the Fund and an unrelated third party for total proceeds of $3.15 million. Distributions from the Fund in excess of a return of capital and the Company’s cost of capital were intended to fund payouts under the Company’s META Group/JMI Long-Term Incentive Plan for its key employees. Prior to the Company's sale of its interest in the Fund, each participant in the META Group/JMI Long-Term Incentive Plan waived his or her rights to receive such payouts in consideration for stock options granted by the Company. The Company recorded a loss on the sale of $26,000. Mr. Harry Gruner, a director of the Company, is a managing member of JMI Side Associates, L.L.C, the general partner of the Fund, is affiliated with certain of the other purchasers and purchased approximately three percent of the limited partnership interests sold by the Company.

Note 12 – Sale of Investment

            In March 2001, the Company closed on the sale of its investment in Intermedia Group.  Cash proceeds were $2.94 million.  The Company recognized a gain on the sale of $2.56 million which is included in other income (expense), net on the Company’s consolidated statements of operations.

Note 13 – Investment Impairment

                During the quarter ended September 30, 2001, the Company made the determination that based on estimates of future cash flows and other available market data, certain of its investments in and advances to companies in parallel industries were impaired. Accordingly, the Company recorded impairment losses totaling $2.85 million.

Note 14 – Recent Accounting Pronouncements

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

In July 2001, Statement of Financial Accounting Standards No. 141 (“SFAS 141”) "Business Combinations" and Statement of Financial Accounting Standards No. 142 (“SFAS 142”) "Goodwill and Other Intangible Assets" were released. The related statements address financial accounting and reporting for business combinations and acquired goodwill and other intangible assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. As required by SFAS 142, the Company will perform an impairment test on goodwill and other intangible assets as of the adoption date. Thereafter, the Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Amortization of goodwill and certain other intangible assets, including those recorded in past business combinations, will cease. The Company is required to adopt SFAS 142 in fiscal 2002. The Company is currently assessing the impact that SFAS No. 142 will have on its financial position and results of operations.

In August 2001, Statement of Financial Accounting Standards No. 143 (“SFAS 143”) "Accounting for Asset Retirement Obligations” was released. This statement, effective January 1, 2003, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, Statement of Financial Accounting Standards No. 144 (“SFAS 144”) "Accounting for the Impairment or Disposal of Long-Lived Assets" was released. This statement, effective January 1, 2002, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 143 and SFAS 144 are currently not expected to have any material impact on the Company’s results of operations or financial position.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                    CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by words such as anticipate, believe, could, estimate, expect, intend, may, or will and similar words (as well as other words or expressions referencing future events, conditions or circumstances). Actual results could differ materially from those projected in the forward-looking statements as a result of various risk factors, including the risk factors set forth below under “Certain Factors That May Affect Future Results.” This discussion should be read in conjunction with the consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s other filings with the Securities and Exchange Commission, principally the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

                META Group, Inc. (“META Group”, together with its subsidiaries, The Sentry Group, Inc. [“Sentry”], 1422722 Ontario Inc. [“META Canada”], META Group Australia Holdings PTY Limited [“META Group Australia”], Cenntinum PTE Limited [“META Group Singapore”], and MG (Bermuda) Ltd. – collectively, the “Company”), is a leading independent research and consulting firm focusing on information technology (“IT”) and business transformation strategies.  The Company’s goal is to deliver objective, consistent, and actionable guidance to enable organizations to innovate more rapidly and effectively.

                The Company has three operating business segments: Advisory Services, Strategic Consulting and Published Research Products.  The Advisory Services segment provides annually renewable subscription services (focused on specific areas of IT, IT issues related to a specific vertical market or the specific needs of those within the IT organization), service analyst briefing engagements and conferences.  Included in the Company’s Advisory Services are the Company’s Infusion programs, which build on the business-focused analysis of Advisory Services by offering tools, templates and interactive workshops that provide methodology and skill based training needed to successfully manage specific business-critical issues. The Strategic Consulting segment provides strategic consulting services addressing clients’ business and technology challenges.  The Published Research Products segment provides reports, studies, surveys and in-depth analysis of specific business or IT issues.

Advisory Services revenues constituted approximately 72% and 71% of the Company’s total revenues for the quarters ended September 30, 2001 and 2000, respectively.  Billings attributable to the Company’s Advisory Services are initially recorded as deferred revenues and then recognized pro rata over the contract term. Advisory Services revenues attributable to international clients are billed and collected by the Company’s independent sales representative organizations and its wholly-owned subsidiaries in Canada, Australia and Singapore. The Company realizes revenues from the international sales representative organizations at rates of 25% to 75% of amounts billed to those clients.

                One measure of the volume of the Company’s business is its annualized “Contract Value,” which the Company calculates as the aggregate annualized subscription revenue recognized from all Advisory Services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. Contract Value was $76.6 million at September 30, 2001 versus $82 million at September 30, 2000, a 6.7% decrease.

                Revenues from Strategic Consulting engagements comprised approximately 24% of the Company’s total revenues for the quarters ended September 30, 2001 and 2000, respectively. The Company recognizes revenues on Strategic Consulting engagements as the work is performed.  The majority of the Company’s Strategic Consulting clients consist of Advisory Services clients seeking additional advice tailored to their individual IT requirements.

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

                In the fourth quarter of 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). The Company identified certain newer Advisory Services product offerings containing multiple service elements where revenue was recognized as the services were performed. The Company elected to record these multiple element contracts on the straight-line method over the contract term, consistent with the treatment of the Company’s other traditional Advisory Services product offerings because it is the Company’s belief that the straight-line method is most appropriate given the increased sales volumes and the varying usage patterns by customers of the underlying services. As required by SAB 101, the Company retroactively adopted the provisions effective January 1, 2000; accordingly, the results of operations for the quarter and nine months ended September 30, 2000 have been restated from the previously reported amounts.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES  Total revenues decreased 6% to $27.3 million in the quarter ended September 30, 2001 from $29.0 million in the quarter ended September 30, 2000.

Revenues from Advisory Services, which generally are derived from annually renewable contracts payable by clients in advance, decreased 4% to $19.7 million in the quarter ended September 30, 2001 from $20.5 million in the quarter ended September 30, 2000, but increased as a percentage of total revenues to 72% from 71%. The decrease in revenues from Advisory Services was due primarily to decreases and delays in IT spending as a result of general economic conditions, partially offset by an increase in the Company’s Advisory Service revenues attributable to international clients.

Advisory Services revenues attributable to international clients increased 17% in the quarter ended September 30, 2001 from the quarter ended September 30, 2000 and increased as a percentage of Advisory Services revenues to 18% in the quarter ended September 30, 2001 from 15% in the quarter ended September 30, 2000. Such increases in Advisory Services revenue attributable to international clients were due principally to incremental revenues as a result of the acquisitions of META Group Canada, META Group Australia and META Group Singapore, and, to a lesser extent, growth from many of the Company’s independent distributors. These increases were partially offset by a general slowdown in IT spending experienced internationally. The Company currently anticipates that revenues attributable to international clients will continue to grow faster than revenues attributable to domestic clients for the foreseeable future.

Strategic Consulting revenues, which result from strategic consulting engagements addressing clients’ business and technology issues, decreased 7% to $6.6 million in the quarter ended September 30, 2001 from $7.1 million in the quarter ended September 30, 2000, and remained constant as a percentage of total revenues at 24% in the quarters ended September 30, 2001 and 2000. The decrease was principally due to a significant decrease in headcount in the Company’s domestic consulting practice as well as market pricing pressures stemming from general economic conditions. The decreases were partially offset by incremental revenues from the acquisitions of META Group Canada, META Group Australia and Rubin Systems, Inc., increased productivity of existing staff, as well as increased demand for the Company’s consulting services that focus on cost reduction strategies.

Published Research Products revenues, which result from the sale of publications offering in-depth analysis of single business or IT issues, decreased 30% to $1 million in the quarter ended September 30, 2001 from $1.4 million in the quarter ended September 30, 2000, and decreased as a percentage of total revenues to 4% in the quarter ended September 30, 2001 from 5% in the quarter ended September 30, 2000.  The decrease was principally due to the overall decrease in IT spending as a result of general economic conditions, and, to a lesser extent, a change in the mix of products sold by the Company’s inside sales channel (telephone professionals that sell the Company’s Published Research Products). Previously, these sales personnel sold only the Company’s traditional publication products. Over the last twelve months, they have also been selling bundled packages that combine traditional publications with service analyst inquiry and selling Web-based subscription products that consist primarily of content developed by the Company’s Advisory Services personnel. Revenues from the sales of these bundled products and services and Web-based subscription products are recognized as Advisory Services revenues. The Company currently anticipates that its inside sales channel will continue to sell these bundled packages for the foreseeable future.

The Company currently believes that decreases in and delays of IT spending as a result of general economic conditions are likely to continue to negatively impact its revenues for the foreseeable future.

COST OF SERVICES AND FULFILLMENT  Cost of services and fulfillment decreased 21% to $13.9 million in the quarter ended September 30, 2001 from $17.6 million in the quarter ended September 30, 2000 and decreased as a percentage of total revenues to 51% in the quarter ended September 30, 2001 from 61% in the quarter ended September 30, 2000. The decrease was principally due to a decrease in payroll and bonus expense as a result of lower headcount in the Company’s research and fulfillment staff, lower accrued discretionary bonuses from the year ago period, and, to a lesser extent, due to a decrease in travel costs by the Company’s analysts and consultants. The decreases were partially offset by incremental costs as a result of the acquisitions of META Group Canada, META Group Australia, META Group Singapore and Rubin Systems, Inc.

SELLING AND MARKETING EXPENSES  Selling and marketing expenses increased 8.4% to $10.4 million in the quarter ended September 30, 2001 from $9.6 million in the quarter ended September 30, 2000 and increased as a percentage of total revenues to 38% in the quarter ended September 30, 2001 from 33% in the quarter ended September 30, 2000. The increase in selling and marketing expenses was principally due to the write off of a $1.25 million note receivable owed from the Company’s independent distributor in the France/Belgium territory as a result of the termination of the distributor agreement, and a provision for a $225,000 guarantee by the Company of borrowings of the former distributor with its local bank that are in default. The Company is currently seeking to assign territory rights to two of its existing international distributors that have assumed the responsibility of the region in the interim period.  Additionally, the Company recognized increased commission expenses associated with increased commissions paid under the Company’s sales commission plan for the plan year ended January 31, 2001. The increased commission payments were principally due to financial incentives contained in the Company’s sales commission plan when it reorganized the previously separate sales forces in 2000. Because the Company amortizes commission payments over the subscription period in which the related Advisory Services revenues are amortized to income, the Company has experienced increased commission expense in the quarter ended September 30, 2001 when compared to the quarter ended September 30, 2000. The Company has restructured its sales commission plan for the plan year ending January 31, 2002 in an attempt to decrease certain financial incentives and reduce total commissions paid. In addition, the Company incurred greater marketing expenses internationally in connection with the acquisitions of META Group Canada, META Group Australia and META Group Singapore. The increases in selling and marketing expenses were partially offset by a decrease in salary expense in the quarter ended September 30, 2001 when compared to the quarter ended September 30, 2000 due principally to the Company’s cost reduction measures, including, but not limited to, the reduction in force that occurred in April 2001 and reduced travel costs.

GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses decreased 32% to $3.4 million in the quarter ended September 30, 2001 from $4.9 million in the quarter ended September 30, 2000 and decreased as a percentage of total revenues to 12% in the quarter ended September 30, 2001 from 17% in the quarter ended September 30, 2000. The decrease in expenses was principally due to lower discretionary bonuses accrued during the quarter ended September 30, 2001 versus the year ago period, and, to a lesser extent, reduced bad debt expense. Such decreases were partially offset by incremental costs associated with the acquisitions of META Group Canada, META Group Australia and META Group Singapore and increased salary expense experienced during the quarter.

DEPRECIATION AND AMORTIZATION  Depreciation and amortization expense increased 55% to $1.9 million in the quarter ended September 30, 2001 from $1.2 million in the quarter ended September 30, 2000. The increase in depreciation and amortization expense was principally due to higher levels of property and equipment on hand during the quarter ended September 30, 2001 versus the same period of 2000 and higher levels of goodwill and other intangible assets during the same period due to the payment of contingent consideration for certain of the Company’s acquisitions and for acquisitions consummated in 2000 and the nine months ended September 30, 2001.

IMPAIRMENT LOSS During the quarter ended September 30, 2001, the Company made the determination that based on estimates of future cash flows and other available market data, certain of its investments in and advances to companies in parallel industries were impaired. Accordingly, the Company recorded impairment losses totaling $2.85 million. The Company will continue to evaluate its investments for possible impairment.

 OTHER INCOME (EXPENSE), NET  Other income (expense), net decreased to $148,000 of other expense (net) in the quarter ended September 30, 2001 from $129,000 of other income (net) in the quarter ended September 30, 2000 due principally to an increase in interest expense recorded on outstanding borrowings under the Company’s credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 8 to the consolidated financial statements.

PROVISION (BENEFIT) FOR INCOME TAXES  During the quarter ended September 30, 2001, the Company recorded an income tax benefit of $1.66 million reflecting an effective tax rate of 31%, compared to a benefit of $1.7 million recorded for the quarter ended September 30, 2000. The lower effective rate in 2001 was principally due to the full valuation allowance recorded for the net operating loss carry-forwards generated by its wholly-owned subsidiaries in Canada, Australia and Singapore due to the uncertainty of realizing the loss carry-forwards attributable to the start-up nature of the organizations.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES  Total revenues decreased 1% to $87.5 million in the nine months ended September 30, 2001 from $88.3 million in the nine months ended September 30, 2000.

Revenues from Advisory Services increased 1% to $64.8 million in the nine months ended September 30, 2001 from $64.2 million in the nine months ended September 30, 2000 and increased as a percentage of total revenues to 74.1% from 72.7%. The increase in revenues from Advisory Services was principally due to incremental revenues from the acquisitions of META Group Canada, META Group Australia and META Group Singapore, and, to a lesser extent, due to an increase in revenues from its independent international distributors. Such increases were offset by a decrease in the Company’s domestic Advisory Service revenues caused by decreases and delays in IT spending as a result of general economic conditions. Advisory Services revenues attributable to international clients increased 19% in the nine months ended September 30, 2001 from the nine months ended September 30, 2000, and increased as a percentage of Research and Advisory Services revenues to 18% from 15%.

Strategic Consulting revenues decreased 1% to $19.0 million in the nine months ended September 30, 2001 from $19.1 million in the nine months ended September 30, 2000, and remained constant as a percentage of total revenues at 22%.  The decrease was principally due to the decrease in headcount in the Company’s consulting practice as well as market pricing pressures stemming from general economic conditions. The decreases were offset by growth of the Company’s core consulting business due principally to the increased demand for the Company’s consulting services that focus on cost reduction strategies, increased productivity of its existing staff, and incremental revenues from the acquisitions of META Group Canada, META Group Australia and Rubin Systems, Inc.

Published Research Products revenues decreased 27% to $3.7 million in the nine months ended September 30, 2001 from $5.0 million in the nine months ended September 30, 2000 and decreased as a percentage of total revenues to 4.2% from 5.7%.  The decrease in revenues was principally due to the overall decrease in IT spending as a result of general economic conditions, and, to a lesser extent, a change in the mix of products sold by the Company’s inside sales channel. Previously, these sales personnel sold only the Company’s traditional publication products. Over the last twelve months, they have also been selling bundled packages that combine traditional publications with service analyst inquiry and selling Web-based subscription products that consist primarily of content developed by the Company’s Advisory Services personnel. Revenues from the sales of these bundled products and services and Web-based subscription products are recognized as Advisory Services revenues. The Company currently anticipates that its inside sales channel will continue to sell these bundled packages for the foreseeable future.

COST OF SERVICES AND FULFILLMENT  Cost of services and fulfillment decreased 3% to $45.9 million in the nine months ended September 30, 2001 from $47.4 million in the nine months ended September 30, 2000 and decreased as a percentage of total revenues to 52.5% from 53.7%.  The decrease was principally due to decreases in royalties paid to third parties that produce content included in certain products and services sold by the Company, lower accrued discretionary bonuses during the current year versus the year ago period, decreases in travel costs incurred by the Company’s analysts, consultants and fulfillment personnel, and decreased payroll and payroll related costs for analyst, consultant and fulfillment positions as a result of a decrease in headcount in such positions during the three months ended September 30, 2001. The decreases were partially offset by incremental costs from the acquisitions of META Group Canada, META Group Australia and META Group Singapore and increased payroll and payroll related costs for analyst, consultant and fulfillment positions as a result of an increase in headcount in such positions for the nine months ended September 30, 2001 when compared to the same period of the prior year.

SELLING AND MARKETING EXPENSES  Selling and marketing expenses increased 21% to $30.8 million in the nine months ended September 30, 2001 from $25.3 million in the nine months ended September 30, 2000 and increased as a percentage of total revenues to 35.2% from 28.7%. The increase in selling and marketing expenses was principally due to the write off of a $1.25 million note receivable owed from the Company’s independent distributor in the France/Belgium territory as a result of the termination of the distributor agreement, and a provision for a $225,000 guarantee by the Company of borrowings of the former distributor with its local bank that are in default. The Company is currently seeking to assign territory rights to two of its existing international distributors that have assumed the responsibility of the region in the interim period. In addition, the Company incurred greater marketing expenses internationally in connection with the acquisitions of META Group Canada, META Group Australia and META Group Singapore and in connection with marketing support of its independent sales representative organizations, and experienced increased commission expenses associated with the expanded domestic sales force that sells the Company’s Advisory Services and Strategic Consulting services and inside sales force that principally sells the Company’s Published Research Products. The headcount increases in selling and marketing were undertaken in 2000 in anticipation of higher revenue growth rates than the revenue growth rates achieved in 2000. Consequently, in April 2001, the Company reduced its workforce by approximately 15% in order to better align its resources with market demand. While the Company’s headcount reductions occurred across the organization, the majority of the headcount reduction occurred in selling and marketing. Because the Company amortizes commission payments over the subscription period in which the related Advisory Services revenues are amortized to income, the Company experienced increased commission expense in 2001 when compared to 2000 in connection with the increased commissions paid under the Company’s sales commission plan for the plan year ended January 31, 2001. The increased commission payments were principally due to financial incentives contained in the Company’s sales commission plan when it reorganized the previously separate sales forces in 2000. The Company has restructured its sales commission plan for the plan year ending January 31, 2002 in an attempt to decrease certain financial incentives and reduce total commissions paid.

GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses increased 4% to $10.4 million in the nine months ended September 30, 2001 from $10.0 million in the nine months ended September 30, 2000 and increased as a percentage of total revenue to 11.9% from 11.4%. The increase in expenses was principally due to increased salary and benefit costs, incremental costs as a result of the acquisitions of META Group Canada, META Group Australia and META Group Singapore, and increased facilities costs (consisting of rent, telephone and utilities), and were partially offset by decreased bad debt expense and lower accrued discretionary bonuses in the nine months ended September 30, 2001 versus the same period of the prior year.

DEPRECIATION AND AMORTIZATION  Depreciation and amortization expense increased to $5.7 million in the nine months ended September 30, 2001 from $3.0 million in the nine months ended September 30, 2000. The increase in depreciation and amortization expense was principally due to higher levels of property and equipment on hand during the nine months ended September 30, 2001 versus the same period of 2000 and higher levels of goodwill and other intangible assets during the same period due to the payment of contingent consideration for certain of the Company’s acquisitions and for acquisitions consummated in 2000 and the nine months ended September 30, 2001.

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

IMPAIRMENT LOSS During the quarter ended September 30, 2001, the Company made the determination that based on estimates of future cash flows and other available market data, certain of its investments in and advances to companies in parallel industries were impaired. Accordingly, the Company recorded impairment losses totaling $2.85 million.

OTHER INCOME Other income increased to $2.1 million in the nine months ended September 30, 2001 from $0.8 million in the nine months ended September 30, 2000. The increase was principally due to a $2.6 million gain recognized on the sale of its investment in Intermedia Group. Proceeds from the sale were $2.94 million. The gain was partially offset by interest expense recorded on the Company’s outstanding borrowings under its line of credit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 8 to the consolidated financial statements.

PROVISION (BENEFIT) FOR INCOME TAXES  During the nine months ended September 30, 2001, the Company recorded an income tax benefit of $1.9 million versus a provision for income taxes of $1.3 million for the nine months ended September 30, 2000, reflecting an effective tax rate of 29% and 41%, respectively. The decrease in the effective tax rate is due to the full valuation allowance recorded for the net operating loss carry-forwards generated by its wholly-owned subsidiaries in Canada, Australia and Singapore due to the uncertainty of realizing the loss carry-forwards attributable to the start-up nature of the organizations.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations primarily through cash generated from operations,  borrowings under its credit facility, and, to a lesser extent, from the sale of its common stock. The Company generated $13.3 million of cash from operations during the nine months ended September 30, 2001, compared to $11.9 million used in operations during the same period of 2000. The increase in cash generated from operations was principally due to an increase in collections of its outstanding accounts receivable and proceeds from the Company’s sale of its limited partnership interest in the JMI Equity Side Fund, L.P. discussed below, partially offset by decreases in accounts payable due to increased levels of cash on hand during the nine months ended September 30, 2001 versus the same period of the prior year.

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

The Company used $1.76 million of cash in the nine months ended September 30, 2001 compared to $7.75 million in the same period of 2000 for the purchase of furniture, equipment, computers and related software for use by the Company’s employees. While the Company currently expects to continue to make additional purchases of equipment, the Company currently believes that such expenditures will continue to be significantly less than expenditure levels in 2000. The Company currently has no material commitments for capital expenditures.

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

In January 2001, the Company completed the acquisition of substantially all of the assets of two of its Asia Pacific distributors, one based in Sydney, Australia (“META Group Australia”), and the other headquartered in Singapore (“META Group Singapore”). With these acquisitions, the distributors became wholly owned subsidiaries of META Group, Inc. The total purchase price amounted to approximately $2.9 million, consisting of cash in the amount of $1.9 million, the forgiveness of accounts receivable from the distributors of $470,000, and the assumption of certain liabilities.

                During the nine months ended September 30, 2001, the Company paid $1.04 million in cash and issued $250,000 in stock (57,084 shares) as contingent consideration to Rubin Systems, Inc. (“RSI”), as a result of the achievement of certain financial targets in connection with the acquisition of substantially all of the assets of RSI in October 2000.  In the event certain future financial targets are met, additional contingent consideration of up to $3.2 million payable in cash and $1.875 million payable in stock may be paid through March 2004. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 349,526 shares, the remaining consideration will be payable in cash.  The additional consideration was allocated to intangible assets and goodwill, which are amortized over a period of four to fifteen years. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

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

In September 2001, the Company initiated a tender offer for stock options with an exercise price greater than $12 per share to certain eligible employee option holders. The Company’s senior executives and members of the board of directors were not eligible to participate in the tender offer. In October 2001, the offer period expired and 752,469 stock options were accepted for exchange and cancelled. The Company currently intends to issue the same amount of options in April 2002 at the fair market value on the actual date of issuance to those eligible employees still employed at the date of offer.

During the nine months ended September 30, 2001 the Company received $1 million in borrowings under its line of credit and $171,000 in proceeds from the exercise of stock options and its stock purchase plan compared to $4.76 million in proceeds from the exercise of stock options and its stock purchase plan in the same period of last year.

In September 2000, the Company entered into a $25 million one-year senior revolving credit facility (the “Facility”) with its bank, which in September 2001 converted into a five-year term loan payable in 60 consecutive monthly installments. As of September 30, 2001, the total outstanding amount under the Facility was $22.8 million, consisting of $21.9 million in borrowings and $0.9 million in letters of credit issued on behalf of certain of the Company’s independent sales representative organizations and as security for the Company’s Stamford, CT premises lease. In October 2001, the Company made a principal payment of $365,000 in accordance with the terms of the Facility. Additionally in October 2001, $2 million of the Company’s marketable securities were called by the issuer. The proceeds were used to pay down the Facility. On November 5, 2001 the Company restructured its existing credit facility with its bank by entering into a $20 million amended and restated credit agreement (the “New Facility”). The New Facility replaces the Company’s previous $25 million facility and consists of an $8 million term loan (the “Term Loan”) payable in 36 monthly consecutive installments commencing in December 2001, and a $12 million revolving credit facility (the “Revolving Facility”). Both mature in November 2004. The New Facility has a borrowing base equal to 80% of the Company’s eligible accounts receivable. Interest is payable at the rate of (i) LIBOR plus 2.5% or (ii) the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The New Facility is collateralized by the Company’s marketable securities and accounts receivable, and requires payment of a commitment fee payable quarterly, in arrears, of 0.25% based on the average, daily, unused portion of the Revolving Facility. The New Facility contains a number of covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities.  In addition, the Company is required to maintain certain financial covenants, including, but not limited to, a leverage ratio covenant, a fixed charge ratio covenant and a minimum EBITDA covenant. During the nine months ended September 30, 2001, the Company paid $1.09 million in interest expense.

In November 2001, the Company made a payment of $2.04 million against the Revolving Facility as a result of the excess of the Company’s outstanding borrowings under its Revolving Facility and Term Loan over its borrowing base.

As of September 30, 2001, the Company had cash of $21.1 million, marketable securities of $7 million and working capital of $6.7 million. The increase in cash and cash equivalents during the nine months ended September 30, 2001 is due principally to increased collections on its accounts receivable, proceeds from the private placement of its common stock, proceeds from the sale of its limited partnership interest in the JMI Equity Side Fund, L.P. and cash received from the sale of the Company’s investment in Intermedia Group, partially offset by increased commission payments, increased payments on outstanding trade payables, payments to fund its acquisitions and capital expenditures and a decrease in borrowings under its credit facility. The Company currently intends to sell its remaining $5 million of marketable securities during the fourth quarter. The proceeds from the sale of the marketable securities are currently intended to be used to pay down the credit facility. During the nine months ended September 30, 2001, the Company experienced significant improvement in its accounts receivable collection efforts when compared to the year ago period. The Company intends to continue its efforts to improve its accounts receivable collections by, among other things, continuing to assign management and sales personnel increased responsibility in the overall collection effort and increasing staff assigned to collections in the first quarter of 2002 to assist in collecting receivables from the Company’s historically stronger fourth quarter.

In April 2001, the Company announced a restructuring in order to better align its resources with market demand and implemented substantial cost containment measures. As part of its restructuring, the Company reduced its workforce by 100, or 15%. In addition, the Company’s president, Larry R. DeBoever, and the Company’s co-research director and president and chief executive officer of metagroup.com, Peter Burris, resigned. As a result, the Company anticipates an annual estimated cost savings of approximately $10 million, including approximately $8 million in payroll and related benefits savings. Such savings began to materialize in the second half of the second quarter. The Company, however, recorded a one-time cash charge of $359,000 in the second quarter of 2001 for severance payments made during the quarter ended June 30, 2001. If the Company fails to achieve sufficient revenue growth, maintain operating expenses below revenue levels or fail to continue to improve collection of its accounts receivable, then any such failure will likely result in continued operating and net losses which would have a material adverse effect on the Company’s financial results and condition.

The Company believes that existing cash balances, anticipated cash flows from operations and borrowings under its credit facility will be sufficient to meet its working capital, capital expenditure and credit facility payment requirements for the next twelve months. The Company intends to continue its efforts to improve its accounts receivable collections and examine its expenses. The Company also currently believes that decreases in and delays of IT spending as a result of general economic conditions are likely to continue to negatively impact its business for the foreseeable future.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

 From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information involving risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including, but not limited to, statements concerning anticipated costs of selling and marketing expense levels, purchases of equipment and other capital expenditures, anticipated capital expenditure levels, operating losses, revenues, profitability, estimated cost savings and reductions, including the timing of the impact of such savings and reductions, anticipated working capital and credit facility payment requirements, the collection of outstanding accounts receivable, cash flow and cash balances, IT investment decisions by customers, changes in the spending patterns of the Company's target clients, (including but not limited to decreases in and delays of IT spending and  general economic conditions and timing of a recovery) asset impairment, restructured sales commission plan, assigning territory rights to foreign distributors, payment of contingent consideration in acquisitions and allocation of such payments to goodwill, registration of stock of the Company, the impact of SFAS 143 and 144, intent to issue stock options, intent to sell marketable securities, and intent to pay down indebtedness under its credit facility) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties, and other information discussed below, as well as the accuracy of the Company’s internal estimates of revenue and operation expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

The Company’s future operating results are subject to substantial risks and uncertainties. The Company currently derives most of its revenues from subscriptions to its Advisory Services.  The Company, however, derives a significant amount of revenues from Strategic Consulting engagements.  As a result, any decline in the Company’s ability to secure subscription renewals or replace completed Strategic Consulting engagements with new engagements may have a material adverse effect on the Company’s results of operations. The Company’s ability to secure subscription renewals and Strategic Consulting engagements at favorable average selling prices, as well as to successfully market and sell its Strategic Consulting services and Published Research Products, is dependent upon the Company’s ability to deliver consistent, high-quality, and timely analysis and advice with respect to issues, developments and trends that clients view as important. The Company’s successful delivery of such analysis and advice is, in turn, dependent upon many factors, including, among other things, its ability to: understand and anticipate rapidly changing technologies and market trends so as to keep its analysis focused on the changing needs of its clients, deliver products and services of sufficiently high quality and timeliness to withstand competition from competitors that may have greater financial, information gathering, and marketing resources than the Company, recruit and retain highly talented professionals in a competitive job market, and match the skills and competencies of the Company’s Strategic Consulting staff with the skills required for the fulfillment of existing or potential Strategic Consulting engagements.  The loss of any of the Company’s senior management personnel, including Dale Kutnick (Chief Executive Officer and Co-Research Director), could have a material adverse affect on the Company.  The Company’s ability to market and sell its products and services could also be adversely affected by the emergence of new competitors into one or more of the market segments addressed by the Company’s products and services, which could cause pricing pressure and loss of market share. The Company’s pricing strategy may limit the potential market for the Company’s Advisory Services and Strategic Consulting engagements.  As a result, the Company may be required to reduce prices for its Advisory Services and Strategic Consulting engagements or introduce new products with lower prices in order to expand or maintain its market share.  A significant portion of the Company’s revenues are attributable to international clients, which may be adversely affected by factors including difficulties in developing and managing relationships with independent international sales representative organizations, reliance on sales entities that the Company does not control, greater difficulty in maintaining direct client contact, fluctuations in exchange rates, adverse political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles, greater accounts receivable collection risk with respect to sales through its independent sales representative organizations (because the Company relies on the sales representative organizations to invoice and collect receivables), adverse tax consequences, the inability of the Company to find distributors for its products and services, and the financial health of individual sales representative organizations. In addition, decreases and delays of IT spending resulting from general economic conditions may adversely affect the Company’s revenues.  The Company’s future financial results also depend in part on the integration of recent acquisitions and potential acquisitions, as well as the development or acquisition of new products and services, which may not successfully be achieved due to the inherent costs and risks associated with development, assimilation, and marketing of a new product or service, as well as the Company’s limited experience in introducing new products and services.

Furthermore, the Company’s quarterly operating results may fluctuate significantly due to various factors. Because a disproportionately large portion of the Company’s Advisory Services contracts expire in the fourth quarter of each year, the Company incurs operating expenses in the fourth quarter at a higher level than would otherwise be required by its sequential growth, and such increased expenses are not normally offset immediately by higher revenues. In addition, the Company’s operating results may fluctuate as a result of a variety of other factors, including operating losses and the ability to achieve profitability, the Company's ability to manage expense levels, the Company’s ability to collect its accounts receivable, any failure by the Company to meet its working capital, capital expenditure and credit facility payment requirements, changes in the spending patterns of the Company’s target clients (including, but not limited to, decreases in IT spending), general economic uncertainty and economic slowdown in the U.S. and abroad, changes in market demand for IT research and analysis and competitive conditions in the industry, the Company's ability to manage growth and implement systems and processes required by such growth, market acceptance of and demand for the Company’s products and services, the level and timing of renewals of subscriptions to Advisory Services, the level and timing of contracted Strategic Consulting Services, the timing of the acquisition and integration of acquired businesses into the operations of the Company, the timing of the production and delivery of Published Research Products sold by the Company, the mix of domestic versus international business, the timing of the development, introduction, marketing, and market acceptance of new products and services, the inability of the Company to increase its penetration of existing customers and expand to additional customers, the inability of the Company to find distributors for its products and services internationally, the recruitment, retention and development of research analysts, consultants, management and administrative staff, the availability of outside consultants needed to fulfill certain service offerings, the timing and execution of the Company's strategic plans, borrowings under the Company’s credit facility, strategic investments in entities that operate in parallel or synergistic industries to the Company and any impairments thereof, the inability of the Company to sell its existing bonds, volatility and unpredictability of the Company’s stock price, the timing and amount of new business generated by the Company, the mix of Advisory Services revenues versus Strategic Consulting and Published Research Products revenues, the number, size and scope of Strategic Consulting engagements in which the Company is engaged, the degree of completion of such engagements and the ability of the Company to match the skills of its consulting staff to consulting engagement opportunities, employee utilization rates and the accuracy of estimates of resources required to complete ongoing Strategic Consulting engagements, and other risks detailed in the Company's filings with the Securities and Exchange Commission, including those discussed in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000. Due to these factors, the Company believes period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. The potential fluctuations in the Company’s operating results make it likely that, in some future quarter, the Company’s operating results will be below the expectations of securities analysts and investors, which would have a material adverse effect on the price of the Company’s Common Stock.

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

Item 6.    Exhibits and Reports on Form 8-K.

                (a)           Exhibits.

Exhibit Number	Description
10.1	Employment Agreement between META Group, Inc. and Michael Levine dated September 11, 2001.

10.2	Employee Noncompetition, Nondisclosure and Developments Agreement between META Group, Inc. and Michael Levine dated as of September 11, 2001.

10.3	Incentive Stock Option Agreement between META Group, Inc. and Michael Levine dated as of September 11, 2001.
11.1	Statement regarding computation of per-share earnings

                (b)           Reports on Form 8-K.

On September 25, 2001 the Company filed a Current Report on Form 8-K dated September 11, 2001 regarding the appointment of Mike B. Levine as President of the Company effective September 11, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META Group, Inc.

Date:	November 14, 2001	By:	/s/ John A. Piontkowski
John A. Piontkowski
Senior Vice President, Finance, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page

10.1	Employment Agreement between META Group, Inc. and Michael Levine dated September 11, 2001.	*

10.2	Employee Noncompetition, Nondisclosure and Developments Agreement between META Group, Inc. and Michael Levine dated as of September 11, 2001.	*

10.3	Incentive Stock Option Agreement between META Group, Inc. and Michael Levine dated as of September 11, 2001.	*
11.1	Statement regarding computation of per-share earnings	*

* Exhibit included in EDGAR filing with Securities and Exchange Commission.