Form 10-K405
period 2001-12-31
META GROUP INC
filed 2002-04-01
CIK 1000015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended: December 31, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                        to

Commission File Number: 0-27280

META Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0971675 (I.R.S. Employer Identification No.)
208 Harbor Drive, Stamford, Connecticut (Address of principal executive office)	06912-0061 (Zip Code)

        Registrant's telephone number, including area code: (203) 973-6700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

common stock, $0.01 par value per share
(Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 21, 2002 (based on the closing price as quoted by Nasdaq National Market as of such date) was $20,103,536.

        As of March 21, 2002, 12,803,171 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held on May 20, 2002, are incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

GENERAL

        META Group, Inc., a Delaware corporation founded in 1989 ("META Group," together with its subsidiaries The Sentry Group, Inc. ["Sentry"], 1422722 Ontario Inc. ["META Canada"], META Group Australia Holdings PTY Limited ["META Group Australia"], META Group Singapore PTE Limited ["META Group Singapore"], Abundant Strategy SDN. BHD ["META Group Malaysia"], META Group France, META Group AG ["META Group Germany"] and MG [Bermuda] Ltd.—collectively the "Company"), is a leading independent research and consulting firm focusing on information technology ("IT") and business transformation strategies. The Company's goal is to deliver objective, consistent, and actionable guidance to enable organizations to innovate more rapidly and effectively.

        IT user organizations utilize the Company's research, analysis, and recommendations to develop and employ cost-effective and revenue-enhancing strategies for selecting and implementing timely IT solutions, and for aligning these solutions with business priorities. IT vendors use the Company's services for help in product positioning, marketing, and market planning, as well as for internal IT decision making.

        The Company offers clients annual subscriptions to 12 different research services ("Advisory Services") and five structured transformation programs ("Infusions"). These services are focused on specific areas of IT, the special needs of those within the IT organization, or the distinct IT/business issues of specific vertical markets. Recommendations to clients are based on projections and analyses of important industry trends, experiences of other companies, key technology and business best practices, and the impact of new technologies, products, and services.

        The Company also offers strategic consulting services through its consulting division, META Group Consulting ("Strategic Consulting"). A significant portion of Strategic Consulting clients are also Advisory Services subscribers.

        In addition, the Company offers various targeted publications as part of its Published Research Products family, as well as various newsletters and research subscriptions on its Web site, metagroup.com.

        The Company targets as its clients substantial commercial and governmental users of IT, as well as IT vendors. As of December 31, 2001, the Company had subscribers in approximately 3,100 client organizations worldwide. The Company recognizes that it is not the exclusive provider of IT research and advisory services to its clients.

        Specific comparative financial information may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the consolidated financial statements.

        META GROUP® is a registered trademark of the Company. The META GROUP logo™, META™, META DELTAS™, META FAX™, META FLASH™ and META TRENDS™ are trademarks of the Company. METAspectrumsm is a servicemark of the Company.

INDUSTRY BACKGROUND

        Businesses and other organizations remain dependent on IT for competitive success, which has led to historical growth in IT-related expenditures (despite a recent decrease due to general economic conditions). The IT market is being driven by many factors, including intensified domestic and global competition, Internet technologies and e-business, the accelerating pace of technological change, shortened product and business planning life cycles, outsourcing, and widespread business process re-engineering and corporate downsizing.

        At the same time, the decision-making process involved in the planning, selection, and implementation of IT solutions is growing more complex. IT decision makers must evaluate various new and rapidly evolving products from multiple vendors and consider the interoperability of these products with one another and with existing legacy systems. In addition, as IT assumes a more business-critical role, senior executives of organizations are compelled to take a more active role in IT planning and decision making—often being called on to be strategic drivers of business and technology innovation.

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

THE META GROUP SOLUTION

        The Company addresses the demand for user-focused guidance by providing objective IT research, analysis and advice as well as measurement strategies to help substantial commercial and governmental users of IT balance the risk and value of their IT portfolios. The Company's services are also used by IT vendors for help in product positioning, marketing, and market planning as well as for internal IT decision making. The Company's Advisory Services assist clients in making more informed, timely, and cost-effective decisions in the context of the client's business and technology environments. Each Advisory Service is highly focused on enhancing the client's ability to reduce and/or contain the cost of IT, reduce risk, assess vendor business practices and strategies, evaluate products and technologies, negotiate with vendors, develop financial strategies, and formulate IT architectures and strategic plans.

        The Company differentiates itself by delivering IT industry coverage through more comprehensive and integrated service segments, a higher level of personal service, and a greater emphasis on client/analyst interaction.

        The Company's research is designed to alert clients to the sometimes subtle and unforeseen opportunities and risks inherent in complex IT business decisions. Although the Company's research contains concrete conclusions and recommendations, a client seeking to understand the complex IT issues addressed in written research often requires further explanation and analysis in the context of the client's unique business environment and IT requirements. Accordingly, all of the Company's Advisory Services clients have direct access to the Company's analysts, who adapt the Company's published conclusions and recommendations to the client's specific IT environment. The Company's analysts are available to clients through direct telephone consultations, customized on-site briefings, annual conferences, and in-depth quarterly teleconferences addressing significant current IT developments.

        The Company believes its proactive involvement in clients' specific IT problem-solving situations enables it to provide actionable advice. The Company's analysts have real-time access to a broad base of current user experiences spanning vertical industries and related technologies. This firsthand practical knowledge is disseminated throughout the Company at weekly meetings of the Company's entire research staff. As a result of this interaction and broad knowledgebase, the Company's analysts deliver more informed conclusions and recommendations. The Company believes that its interactive approach provides significant value to senior management and IT decision makers by enhancing their ability to make sound, practical, and cost-effective decisions.

        The Company's objective is to leverage its reputation, comprehensive research model, knowledgebase, customer relationships, and domestic and international sales network to expand the range of clients it serves, further penetrate its existing client base, extend its product line, and broaden the scope of its services.

PRODUCTS AND SERVICES

        The Company's services and products are designed to complement each other and provide flexible access to market assessment and analytical expertise in the following categories:

  •
  Advisory Services

  •
  Strategic Consulting

  •
  Published Research Products

        Information regarding Advisory Services, Strategic Consulting and Published Research Products revenues, operating profit (loss) and long-lived assets (both domestic and international) may be found in Note 15 to the Company's consolidated financial statements.

Advisory Services

        The Company's Advisory Services provide technology and business research spanning the full spectrum of IT. Advisory Services offer bottom-line advice that clients need to help them make better and faster IT decisions. The Company's Advisory Services include one-on-one analyst interaction via on-site briefings and telephone support, which complements the written deliverables described below. Advisory service offerings include industry-specific coverage (e.g., energy, insurance, government) as well as services targeted toward executive IT management.

        The Company believes its Advisory Services cover all material IT-related issues faced by its clients. The Company applies a consistent approach to all Advisory Services by offering a high level of personal service with an emphasis on client/analyst interaction. Proactively contacting clients on a regular basis, the Company's analysts apply their knowledgebase of product information and user experience to respond to the unique IT situation of each client with in-context, definitive advice and recommendations.

        The following deliverables, which involve the direct participation of the Company's research analysts, typically are provided to subscribers to the Company's Advisory Services as an integral part of such services:

Client/Analyst Interaction Deliverables:

  •
  Telephone Inquiries afford each subscriber the opportunity to discuss specific issues with the Company's analysts.

  •
  Half-Day Briefings are held at the Company's headquarters or at client sites and address client-specific issues.

  •
  Strategic Plan Reviews provide the Company's analysis and evaluation of clients' strategic documents (e.g., strategic plans, architectural documents, vendor proposals).

Research and Multimedia Deliverables:

  •
  META Deltas and META Practices are analytical briefs published monthly that deliver analysis of major events, issues, vendor products/strategies, technology, and other pertinent matters.

  •
  META Group Trend Teleconferences are held quarterly by each service to provide an in-depth analysis of two to four of that service's annual META Trends (i.e., long-term projections of major industry issues and trends that the Company believes will impact users, vendors, and the IT market).

  •
  Special Event Teleconferences enable clients to participate in discussions with the Company's analysts and are generally held following key industry events such as major announcements or trade shows.

  •
  METAspectrumsm are IT product and service market evaluations published periodically. METAspectrum's focus is on market evaluation helping customers to understand market trends, the viability and relative leadership positions of vendors and the future direction of technology markets.

  •
  META Trends, published annually, are three to five-year projections of significant issues and developments that will affect IT users and vendors.

  •
  META Flashes are bulletins containing analysis of key industry events or announcements that the Company deems to be of extraordinary importance.

  •
  META Faxes are concise summaries of the Company's weekly research meeting, at which industry events are reviewed and analyzed.

  •
  eBriefings are the Company's teleconference content delivered in a multimedia format, including streaming audio, presentation slides, and full-text transcripts.

Event Deliverables:

  •
  META Group Conferences address a broad range of tactical and strategic issues. METAmorphosis, the Company's forum for addressing industry-wide issues, is held annually in several locations worldwide.

  •
  Regional Events such as Regional Briefings and Executive Sessions afford clients the opportunities to meet with analysts locally on pressing issues and challenges.

        The Company's research is delivered online via metagroup.com and is also available in non-standard delivery options via Lotus Notes, intranet, CD-ROM and paper.

        Following is a description of the Company's Advisory Services:

  Core Technology Services

          Application Delivery Strategies ("ADS")

    Application Delivery Strategies focuses on both "buy side" and "sell side" cross-functional e-business applications, which must integrate seamlessly with numerous business application services increasingly executed over the Web. ADS provides clients with technological foresight, and helps clients rejuvenate their enterprise application portfolio to meet mandates for corporate agility and innovation. ADS assists IT organizations in establishing greater business credibility for business value creation—not just cost containment—by focusing on three research topics: enterprise business applications, data warehousing, and e-business application development. ADS also focuses on the pivotal business and technology initiatives of customer relationship management and enterprise application integration.

          Electronic Business Strategies ("EBS")

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

          Enterprise Data Center Strategies ("EDCS")

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

          Global Networking Strategies ("GNS")

    Global Networking Strategies helps clients formulate an integrated networking strategy that addresses such key issues as transformational secure networking, communications for optimal information delivery, and securing enterprise assets online. Strong information security policies and processes—coupled with best practices in the use of sourcing and the right design/technology—deliver a flexible and scalable platform for business communication. A core service competency of GNS is enabling IT and infrastructure groups to plan, design and secure increasingly complex business transactions that extend across multiple business constituencies.

          Server Infrastructure Strategies ("SIS")

    Server Infrastructure Strategies delivers incisive, directed guidance to help IT organizations develop adaptive infrastructures that create patterns of network and server components that facilitate rapid change from enterprise to e-business applications. SIS focuses on the combination of hardware and software components that constitute the server half of the infrastructure stack, including application, integration, database, storage and office system servers. Tackling the entire spectrum of issues confronting infrastructure professionals, SIS examines such key topics as high-availability e-business infrastructure, database/data warehouse evolution, storage consolidation, and middleware architecture. SIS takes a bottom-line approach to help organizations realize their most pressing technology and organizational objectives—identifying actionable strategies for maximizing infrastructure agility, robustness, and value.

          Service Management Strategies ("SMS")

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

          Web & Collaboration Strategies ("WCS")

    Web & Collaboration Strategies assists IT organizations in developing solutions for customer relationship management ("CRM"), information management, and business collaboration. Emphasis is on improving individual and business-unit productivity, enhancing customer interaction and relationship management and supporting the various information value chains that enhance corporate agility and market competitiveness. Coverage also includes leveraging corporate Internet/intranet Web sites and portals as a critical application model, as well as optimizing the platforms used by customers and corporate users to exploit these applications.

  Executive Services

          Executive Directions ("ED")

    Executive Directions provides intimate, one-on-one support to help chief information officers ("CIOs") make quick and effective decisions that improve their organization's information agility and credibility. By targeting the intersection of business and technology, ED's focused research, proven strategies, measurement prowess and solution-oriented workshops address the critical challenges facing today's IT executive. ED is an exclusive service offering for seasoned and newly appointed CIOs and senior IT or line-of-business staff members that are being groomed for the CIO or chief technical officer ("CTO") position. ED also provides focused and continuous support to IT vendor executives seeking to enhance their relationships with customers and accelerate time-to-market profitability. Executive Directions for Vendors offers research and advice from the perspective of IT executives, leveraging the Company's extensive experience.

          Enterprise Planning & Architecture Strategies ("EPAS")

    Enterprise Planning & Architecture Strategies provides resources to help IT executives create, maintain, and refine the key planning disciplines required to manage an effective IT organization. By implementing enterprise strategy and planning, architecture, and program management best practices, IT organizations are more capable of managing business requirements, aligning processes and technology with business strategy, and improving the credibility of IT in delivering value to the business. EPAS offers pragmatic guidance, helping clients to set direction, assess effectiveness, enhance adaptability, reduce risk, increase focus, and lower total cost of ownership across the portfolio of enterprise assets and activities.

  Industry-Focused Services

          Electronic Government Strategies ("EGS")

    Electronic Government Strategies is an advisory service designed to help government IT professionals, policymakers, and vendors coordinate IT strategy with public policy. Drawing on the diverse talents of the Company's subject-matter experts, EGS analysts help clients formulate the most effective, far-reaching IT strategies to deliver online capability and efficiency for their public-sector programs. EGS's focus is on the key trends and issues germane to each client's needs, including sourcing strategies, labor force retention, IT value, delivery of e-government services, and constituent relationship management. Combining broad-based vision with individualized, practical directives, EGS offers a comprehensive package of custom research, analysis, training, and tools, providing guidance for implementation of policy and technical solutions for support of government programs.

          Energy Information Strategies ("EIS")

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

          Insurance Information Strategies ("IIS")

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

META Group Infusions

        Supplementing the foregoing, during 1998 the Company introduced Infusions—structured transformation programs that combine offerings across the Company's Advisory Services. The Company's Infusions offer best practices that enable clients to accelerate and drive change across their organizations. Based on sound program and project management disciplines, Infusions provide a method to break up challenges into manageable projects, phases, activities, and tasks.

        To help clients achieve their goals, the Company's Infusions offer resources and ongoing support that focus on accountability and communication to obtain buy-in, demonstrate progress, and articulate value. Integral to the Infusion programs are tools, templates, and workshops that accelerate the creation of key deliverables and coaching to catalyze change, provide guidance, and drive progress.

        Following is a description of the Company's various Infusion programs:

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

          Customer Relationship Management Infusion

    The Customer Relationship Management ("CRM") Infusion is a structured transformation program that helps clients create action plans for customer relationship excellence. Starting with overall e-business strategies and organizational tactics, this program combines a step-by-step approach to becoming truly customer-centric with the Company's detailed analytics, decision frameworks, and real-time advice from its subject-matter experts. Organizations can create customer patterns that cut across marketing, sales, and service functions to produce a panoramic view of each customer in a one-to-one relationship. CRM Infusion clients create these patterns through a series of projects that evolve their business processes, application portfolio, channels, and points of interaction into a multi-channel ecosystem.

          Enterprise Architecture Infusion

    The Enterprise Architecture Infusion program provides ongoing assistance for creating and maintaining an adaptive architecture to support business goals and objectives. The program offers a set of architectural best practices and process models to guide IT organizations in the process of designing a flexible technical infrastructure, assess effectiveness, enhance adaptability, and lower total cost of ownership of enterprisewide technical architecture.

          Operations Excellence Infusion

    The Operations Excellence Infusion provides best-practice methods and tools, as well as metrics to track progress, for transforming operations into a strategic asset capable of supporting the entire enterprise. This structured transformation program helps clients optimize processes, contain costs, improve service delivery, and communicate value.

          Security Infusion

    The Company's Security Infusion enables clients to achieve excellence in security. This structured transformation program helps clients refine security policies, optimize security processes, balance cost and risk, and communicate value. Clients learn how to deploy a proven method for achieving security, despite complex internal organizational boundaries, conflicting business priorities, and corporate politics. The methods, tools, templates, and interactions with the Company's coach and analyst team help achieve success in the critical area of security and in support of major initiatives such as Web-based and business-to-business applications.

        Subscribers to the Company's Infusion products receive the same deliverables as those accompanying the Company's core Advisory Services and one or more of the following additional deliverables, depending on the program.

Client/Analyst Interaction Deliverables:

  •
  Action Plan Development and Quarterly Review is a collaboration between the client and a META Group analyst on a detailed action plan for the 12-month subscription—updated quarterly via teleconference

  •
  Half-Day Working Sessions are held at the Company's headquarters or at client sites and address client-specific issues—offered three times a year.

Research and Multimedia Deliverables:

  •
  METAmethods are proprietary models developed by the Company that break up the scope of the Infusion program's undertakings into manageable projects, phases, activities, and tasks.

  •
  Program Tools and Templates assist in internal communication, education, and creation of internal client deliverables.

  •
  Infusion Update Teleconferences provide clients with periodic updates on critical developments and challenges.

  •
  Resource Guidebooks provide a comprehensive summary of the Infusion program resources.

Event Deliverables:

  •
  Infusion Workshops are public events that provide clients with the opportunity to put the program's research into action while networking with peers. Onsite workshops are also available.

Strategic Consulting

        Strategic Consulting offers project consulting services that address clients' business and technology challenges. The Company's Strategic Consulting division combines tools, methods, and project management skills with expertise to help mid to large-sized businesses measurably increase returns from technology investments. META Group's collaborative client approach helps clients map out the required actions to achieve industry best practices through independent, unbiased analysis that leverages the Company's Advisory Services research and analysis. Focusing on critical business imperatives, the Company's consultants use fully customized discovery, development, and delivery techniques and methods, as well as structured transformation programs, to ensure clients maximize the performance of their business transformation efforts.

        Strategic Consulting targets executives at both large and medium sized end-user organizations and IT vendors that serve such organizations. Large and medium sized end-user client organizations typically use the Strategic Consulting services when they need to transform elements of their businesses or reduce their business' costs through the use of IT. Such transformation support includes selecting, planning, and integrating new application systems; rationalizing supplier networks while deploying electronic procurement systems; optimizing strategic outsourcing support; planning adaptive infrastructure to effectively use Internet/intranet technology; revitalizing operations to support new business demands; maximizing benchmarking and scorecards to enhance IT portfolio performance and accelerate business alignment; and using business intelligence to maximize the results of an enterprise's customer strategy.

        IT vendors also face significant challenges given the complexities in customer buying behavior, pressure from external forces (e.g., competition, regulation) and internal practices that may not be optimized for a rapidly changing environment. Strategic Consulting services address such challenges as vendor market positioning relative to customer demands, competitive landscape analysis, and partnering/channel strategies.

        Strategic Consulting projects utilize customizable assessment, strategy development and coaching/monitoring approaches to enable clients to maximize the performance of their IT/business transformation efforts. In addition, Strategic Consulting offers several services to help client organizations implement recommendations of the Company's Advisory Services.

        Domestically, the Company's Strategic Consulting services are principally performed by the Company's consultants. Internationally, Strategic Consulting services are principally performed by consultants of the Company's independent sales representative organizations and international subsidiaries.

Published Research Products

        The Company's Published Research Products include research reports and interactive resources (online data access and decision support as well as multimedia briefing programs). Based on hands-on research, extensive Web and phone surveys and accompanying META Group Advisory Services research, these research products offer thorough market research, practical executive/operational guides and in-depth IT product evaluations. Certain of the Company's Published Research Products may be purchased either as part of an annual service subscription contract or individually. When purchased as part of an annual subscription contract, the revenues are recognized ratably over the contract term and are included in Advisory Services revenue. When the products are purchased individually, the revenue is recognized when the products are delivered and are reflected in Published Research Products revenue. The Company develops its own Published Research Products and also resells products produced by third parties.

        The successful assimilation, marketing, and sale of new products are subject to certain risks and uncertainties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results—Risks Associated With New Product Development."

        The Company's Published Research Products are delivered online via metagroup.com and are also available in non-standard delivery options via Lotus Notes, intranet, CD-ROM and paper.

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

        The knowledge and experience of the Company's analysts is critical to the quality of the Company's products and services. To ensure consistency of positions and analysis across service disciplines, all of the Company's research is reviewed by one of the Company's five Co-Research Directors. While varying opinions and philosophical contention among services and research disciplines are encouraged, final positions and conclusions are consistent. This practice ensures that the analytical structure and recommendations presented in the Company's research better enable the various elements of client organizations to formulate integrated strategies based on coherent information and analysis.

SALES AND MARKETING

        The Company uses a direct sales force domestically and a network of local independent sales representative organizations and wholly owned subsidiaries internationally to market and sell its Advisory Services, Strategic Consulting and Published Research Products. The Company's domestic direct sales force consists of approximately 74 sales people located throughout the United States. They are supported by teams of inside sales people, relationship managers and administrative personnel located in the Company's regional offices and at its headquarters. The inside sales department is an important source of Published Research Products sales, sales to vendors, and sales to emerging vendors and small to medium-sized enterprises. The direct and inside sales channels are managed by the Company's Senior Vice President of Sales.

        Internationally, the Company utilizes both wholly owned subsidiaries and independent sales representative organizations to sell its Advisory Services, Strategic Consulting, and Published Research Products throughout the Americas, Europe, the Middle East, the Far East, Asia Pacific, India, and South Africa. In the year ended December 31, 2000, the Company acquired substantially all the assets of its independent sales representative organization in Canada. In January 2001, the Company acquired substantially all the assets of its independent sales representative organizations in Australia and Singapore. On December 31, 2001, the Company acquired a majority ownership interest in META Group Germany. META Group Germany owns the exclusive distribution rights to META Group, Inc. products and services in Spain, Portugal, Switzerland, Germany, Austria, and Central, Southern, and

Eastern Europe. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and notes to the consolidated financial statements. In the year ended December 31, 2000, all independent sales representative organization offices in Asia, Europe, the Middle East, and Africa were placed under regional management.

        Under the terms of the Company's agreements with independent sales representative organizations, such organizations are assigned exclusive territories and annual quotas. These organizations also perform selected client service functions, and bill and collect revenues attributable to clients within their territories. The Company recognizes Advisory Services revenues from independent sales representative organizations at rates of 25% to 40% of amounts billed to those clients. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results—Risk Associated With International Operations" and Note 1 to the consolidated financial statements.

        The Company also markets and sells certain of its products and services and provides additional content to its internet subscribers on its Website, metagroup.com.

CLIENT SUPPORT

        The Company is committed to providing a high level of client service as defined by response time, clarity of advice, and quality of communication. The Company's analysts respond to clients' inquiries and concerns as they arise, and analyst compensation is based in part on client inquiry response times. Analysts' regular contact with clients through telephone consultations, briefings, and events also provides the Company with feedback that is used in the enhancement of its services. In addition, the Company's research library frequently performs client-specific topical searches on particular IT issues. The Company maintains a key issues database that identifies areas of particular concern to clients and regularly uses customer satisfaction surveys to refine and enhance the quality of the services it provides. As an integral part of the Company's commitment to customer service, the Company offers a dedicated Client Services team that works to ensure each client receives targeted assistance and quick decision-oriented information.

COMPETITION

        The Company targets as its clients substantial commercial and governmental users of IT, as well as IT vendors. The Company experiences competition in this market for IT research/analysis products and services and strategic consulting services from other independent providers of similar services, as well as from the internal planning and marketing staffs of the Company's current and prospective clients. The Company's principal direct competitor for Advisory Services, Gartner Group, Inc., has a substantially longer operating history, is significantly larger, and has considerably greater financial resources and market share than the Company. The Company also competes indirectly against numerous other information and consulting service providers, including electronic and print media companies and consulting firms. The Company's indirect competitors could choose to compete directly against the Company in the future. Many of the Company's direct and indirect competitors have substantially greater financial, information gathering, and marketing resources than the Company. In addition, although the Company believes it has established a significant market presence, there are few barriers to entry into the Company's market—and new competitors could readily seek to compete against the Company in one or more market segments addressed by the Company's Advisory Services, Strategic Consulting services, and Published Research Products. Increased competition could adversely affect the Company's operating results through pricing pressure and loss of market share. There can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results—Competition."

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

EMPLOYEES

        As of December 31, 2001, the Company employed 740 people, including the people employed by its subsidiaries. In February 2002, the Company reduced its workforce by 43 people. Immediately after the reduction in force, the total number of employees was 697, including 354 research analysis and fulfillment personnel (including 249 analysts and consultants), 216 sales and marketing personnel, and 127 administrative personnel. None of the Company's employees is represented by a collective bargaining arrangement, and the Company has experienced no work stoppages. The Company considers its relations with its employees to be good.

        The Company's future success depends in large part on the ability to continue to motivate and retain highly qualified employees, including management personnel, and to attract and retain qualified personnel, including research analysts, consultants, sales personnel, and product development and operations staff. Competition for qualified personnel in the Company's industry continues to be intense, and many of the companies with which the Company competes for qualified personnel, including Gartner Group, Inc., have substantially greater financial and other resources than the Company. There can be no assurance that the Company will be able to recruit, retain, and motivate a sufficient number of qualified personnel to compete successfully. The loss of any of the Company's senior management personnel, particularly Dale Kutnick, Chairman of the Board of Directors, Chief Executive Officer, and Co-Research Director of the Company, or any material failure to recruit, retain, and motivate a sufficient number of qualified personnel could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results—Dependence on Ability to Attract and Retain Qualified Personnel" and "—Dependence on Key Personnel."

ITEM 2. PROPERTIES

        The Company's headquarters are located in approximately 104,000 square feet of leased office space in Stamford, Connecticut. This facility accommodates the Company's Advisory Services, Strategic Consulting and Published Research Products segments. The Company also leases office space in other U.S. locations, as well as locations in Canada, Australia, Singapore, France, Germany, Switzerland and Spain to support its three segments. The Company believes that its existing facilities are adequate for its current needs and that additional facilities are available for lease to meet future needs.

ITEM 3. LEGAL PROCEEDINGS

        Other than ordinary routine litigation incidental to the Company's business and that the Company believes is unlikely to have a material adverse effect on its business, the Company is not a party, nor is any of its property subject to, any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock, par value $0.01 per share (the "Common Stock"), has been traded on the Nasdaq National Market under the symbol "METG" since its initial public offering (the "Offering") at $12.00 per share on December 1, 1995. Prior to the Offering, there was no established public trading market for the Common Stock.

        The following table reflects the range of high and low bid quotations, as reported on the Nasdaq National Market, for the Common Stock in each quarter of the years ended December 31, 2001 and 2000.

	High	Low
2001:
Fourth Quarter	$2.91	$1.60
Third Quarter	$2.80	$1.40
Second Quarter	$3.64	$0.77
First Quarter	$7.00	$1.25
2000:
Fourth Quarter	$10.88	$4.50
Third Quarter	$26.00	$12.38
Second Quarter	$26.44	$17.00
First Quarter	$35.63	$17.88

        On March 21, 2002, the closing price of the Common Stock was $2.20, as reported on the Nasdaq National Market. On that date, there were approximately 260 holders of record of the Common Stock and approximately 1,100 beneficial holders, based on information obtained from the Company's transfer agent.

        The Company has never paid cash dividends on its Common Stock. Any future declaration and payment of dividends will be subject to the discretion of the Company's Board of Directors (the "Board of Directors"), will be subject to applicable law, and will depend on the Company's results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors. In addition, the terms of the Company's credit facility with its bank prohibits the payment of cash dividends on its Common Stock.

        In October 2000, the Company completed the acquisition of substantially all the assets of Rubin Systems, Inc. ("RSI"). Pursuant to the terms of the Asset Purchase Agreement among RSI, Howard Rubin and the Company dated October 27, 2000 (the "Asset Purchase Agreement"), RSI received an initial payment of $750,000 in cash and $375,000 in Common Stock (36,874 shares; the "Initial Shares"). During the year ended December 31, 2001, RSI earned contingent payments of $1.3 million, consisting of $250,000 paid in Common Stock (57,084 shares; the "Earnout Shares") and the remainder paid in cash. In the event certain financial targets are met, additional contingent consideration of up to $3.1 million payable in cash and $1.9 million payable in Common Stock may be paid through March 2004. In the event the aggregate number of shares issued in satisfaction of additional contingent consideration exceeds 349,526, the remaining consideration will be payable in cash. RSI is wholly-owned by Dr. Howard Rubin, a director and officer of the Company.

        In June 2001 the Company completed a private placement of its Common Stock whereby the Company issued 1,726,617 shares of Common Stock (the "Private Placement Shares") for $2.78 per share to Dale Kutnick, the Company's Chairman of the Board of Directors, Chief Executive Officer and Co-Research Director, and additional purchasers affiliated with Francis J. Saldutti, Harry Gruner and George McNamee, each of whom is a member of the Board of Directors. The Board of Directors approved the transaction after receiving the favorable recommendation of a Special Committee of the

Board of Directors consisting of three disinterested members of the Board of Directors. The Special Committee retained BNY Capital Markets, Inc. as its financial advisor to render a fairness opinion on the transaction. Total proceeds to the Company were $4.57 million, net of offering costs of approximately $227,000.

        The Initial Shares, Earnout Shares and Private Placement Shares (collectively the "Shares") were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), set forth in Section 4(2) thereof and Rule 506 of Regulation D of the General Rules and Regulations under the Act promulgated by the Securities and Exchange Commission ("Regulation D"). RSI and the purchasers of the Private Placement Shares made certain representations to the Company as to their investment intent, level of sophistication, access to information and status as an accredited investor as defined in Rule 501(a) of Regulation D. The Shares are subject to restrictions on transfer absent registration under the Act or exemption therefrom. In December 2001 the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the Shares (other than those issued to Mr. Kutnick), although such registration statement is not yet effective.

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data presented below is derived from the consolidated financial statements of the Company and should be read in connection with those statements, which are included herein.

	Year Ended December 31,
	2001	2000(1)	1999(1)	1998(1)	1997(1)
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Advisory services	$85,483	$84,556	$69,998	$58,586	$44,152
Strategic consulting	26,863	27,707	22,370	9,404	5,214
Published research products	5,439	7,009	7,315	4,795	1,829

Total revenues	117,785	119,272	99,683	72,785	51,195

Operating expenses:
Cost of services and fulfillment	62,439	69,728	52,224	35,098	24,602
Selling and marketing	45,242	37,161	23,194	16,702	12,477
General and administrative	15,426	17,519	8,356	6,753	5,006
Depreciation and amortization	7,708	4,867	2,596	1,894	1,501
Restructuring charge	359	—	—	—	—

Total operating expenses	131,174	129,275	86,370	60,447	43,586

Operating (loss) income	(13,389)	(10,003)	13,313	12,338	7,609
Other income (expense):
Impairment loss	(9,165)	(2,640)	—	—	—
Other income, net	2,063	361	1,800	2,621	2,138

Income (loss) before provision (benefit) for income tax	(20,491)	(12,282)	15,113	14,959	9,747
Provision (benefit) for income tax	(2,881)	(4,244)	5,883	6,174	3,980

Income (loss) before cumulative effect of change in accounting	(17,610)	(8,038)	9,230	8,785	5,767
Cumulative effect of change in accounting(1)	—	(2,438)	—	—	—

Net income (loss)	$(17,610)	$(10,476)	$9,230	$8,785	$5,767

Income (loss) before cumulative effect of change in accounting per diluted common share	$(1.47)	$(.75)	$.80	$.70	$.48
Cumulative effect of change in accounting(1)	$—	$(.22)	—	—	—

Net income (loss) per diluted common share	$(1.47)	$(.97)	$.80	$.70	$.48

Weighted average number of diluted common shares outstanding	11,960	10,763	11,501	12,596	11,937

Income (loss) before cumulative effect of change in accounting per basic common share	$(1.47)	$(.75)	$.86	$.78	$.53
Cumulative effect of change in accounting(1)	$—	$(.22)	—	—	—

Net income (loss) per basic common share	$(1.47)	$(.97)	$.86	$.78	$.53

Weighted average number of basic common shares outstanding	11,960	10,763	10,719	11,326	10,821

	December 31,
	2001 (2)	2000	1999	1998	1997
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$21,433	$3,622	$10,106	$9,945	$12,910
Marketable securities	—	6,719	6,253	36,881	27,746
Working capital (deficit)	(4,283)	(6,181)	19,746	33,989	32,826
Total assets	135,015	152,463	113,450	112,187	89,453
Borrowings under revolving credit agreement	3,042	20,900
Current portion of long-term debt	2,724
Deferred revenues	45,827	44,087	38,588	31,276	29,136
Non-current portion of deferred revenues	4,813	6,338	3,523
Long-term debt	5,111
Total stockholders' equity	52,786	65,708	61,685	72,690	55,400

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

(2)
The Company acquired a majority interest in its German distributor, META Group AG ("META Group Germany"), on December 31, 2001. The acquisition was accounted for under the purchase method. Accordingly, the consolidated balance sheet at December 31, 2001 includes $15.6 million in assets recorded and liabilities assumed based on estimated fair values at the date of acquisition. Such preliminary allocation resulted in goodwill and other intangibles of $8.9 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company is a leading independent research and consulting firm focusing on IT and business transformation strategies. The Company's goal is to deliver objective, consistent, and actionable guidance to enable organizations to innovate more rapidly and effectively.

        IT user organizations utilize the Company's research, analysis, and recommendations to develop and employ cost-effective and revenue-enhancing strategies for selecting and implementing timely IT solutions, and for aligning these solutions with business priorities. IT vendors use the Company's services for help in product positioning, marketing, and market planning, as well as for internal IT decision making.

        The Company has three operating business segments: Advisory Services, Strategic Consulting and Published Research Products. The Advisory Services segment provides annually renewable subscription services (focused on specific areas of IT, IT issues related to a specific vertical market, or the specific needs of those within the IT organization), service analyst briefing engagements, and conferences. Supplementing these services are the Company's Infusion programs, which build on the business-focused analysis of the Company's subscription services by offering methodologies and skill-based training needed to successfully manage specific business-critical issues. The Strategic Consulting segment provides strategic consulting engagements addressing clients' business and technology issues. A significant portion of Strategic Consulting clients are also Advisory Services subscribers. The Published Research Products segment provides reports, studies, and surveys offering in-depth analysis of specific business or IT issues.

        Advisory Services subscriptions, which are annually renewable contracts and generally payable by clients in advance, constituted approximately 73% and 71% of the Company's total revenues for the years ended December 31, 2001 and 2000, respectively. Billings attributable to the Company's Advisory Services are initially recorded as deferred revenues and then recognized pro rata over the contract term.

        During the year ended December 31, 2001, Advisory Services revenues attributable to international clients were billed and collected by the Company's independent sales representative organizations and its wholly owned subsidiaries in Canada, Australia, Singapore, Malaysia and France. The Company realized Advisory Services revenues from the independent sales representative organizations at rates of 25%-40% of the amounts billed to their clients.

        One measure of the volume of the Company's Advisory Services business is its annualized "Contract Value," which the Company calculates as the aggregate annualized subscription revenue recognized from all Advisory Services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. Contract Value is not necessarily indicative of future Advisory Services revenues. Contract Value decreased 8.5% to $80.6 million at December 31, 2001, from $88.1 million at December 31, 2000.

        Revenues from Strategic Consulting engagements constituted approximately 23% of the Company's total revenues for the years ended December 31, 2001 and 2000. The Company recognizes revenues on Strategic Consulting engagements as the work is performed.

        Revenues from Published Research Products constituted approximately 5% and 6% of the Company's total revenues for the years ended December 31, 2001 and 2000, respectively. The Company recognizes revenues from the sale of Published Research Products when the products are delivered.

        The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses, and general and administrative expenses. Cost of services and fulfillment represents the costs associated with production and delivery of the Company's products and services and includes the costs of research, development, and preparation of periodic reports, analyst telephone consultations, executive briefings and conferences, research reports, consulting services, new product development, and all associated editorial and support services. Selling and marketing expenses include the costs of salaries, commissions, and related benefits for selling and marketing personnel as well as travel and promotion, and bad debt expense associated with accounts and notes receivable from its independent sales representative organizations. General and administrative expenses include the costs of the finance and accounting departments, in addition to the legal, human resources, corporate IT and other administrative functions of the Company, as well as bad debt expense associated with accounts receivable from its domestic customers. See "Segment Reporting" in Note 15 to the consolidated financial statements for information regarding the Company's operating segments.

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

Results of Operations

Years Ended December 31, 2001 and December 31, 2000

        Total Revenues.    Total revenues decreased 1% to $117.8 million in the year ended December 31, 2001, from $119.3 million in the year ended December 31, 2000.

        Revenues from Advisory Services, which generally are derived from annually renewable contracts payable by clients in advance, increased 1% to $85.5 million in the year ended December 31, 2001, from $84.6 million in the year ended December 31, 2000, and increased as a percentage of total revenues to 73% from 71%. The increase in revenues from Advisory Services was principally due to incremental revenues from the acquisitions of the Company's independent sales representative organizations in Canada and Asia Pacific (the Company previously recognized Advisory Services revenues of 50% and 40% of amounts billed by the distributors in Canada and Asia Pacific, respectively). Advisory Services revenues attributable to international clients increased 14% to $15.1 million in the year ended December 31, 2001, from $13.2 million in the year ended December 31, 2000, and increased as a percentage of Advisory Services revenues to 18% from 16%. This increase was largely offset by a decrease in the Company's domestic subscription revenues due to the continued softening demand for the Company's Advisory Services and the continued decrease in domestic IT spending as a result of general economic conditions that began in the second half of the year ended December 31, 2000.

        Strategic Consulting revenues, which result from Strategic Consulting engagements addressing clients' business and technology issues, decreased 3% to $26.9 million in the year ended December 31, 2001, from $27.7 million in the year ended December 31, 2000, and remained constant as a percentage of total revenues at 23%. The decrease was principally due to lower headcount in the Company's domestic consulting practice. In the second half of the year ended December 31, 2000, Strategic Consulting experienced an imbalance between the skill sets of available consulting staff and the then existing consulting projects that ultimately resulted in a reduction in staff within Strategic Consulting in early 2001. Also contributing to the decrease was a decrease in sales of the Company's security planning and operations services, as well as from market pricing pressures stemming from general economic conditions. The decreases were partially offset by incremental revenues from the Company's subsidiaries in Canada and Asia Pacific, from the acquisition of RSI, increased productivity of its existing staff and by growth in the Company's core consulting business due principally to the increased demand for the Company's consulting services that focus on cost reduction strategies.

        Published Research Products revenues decreased 22% to $5.4 million in the year ended December 31, 2001, from $7 million in the year ended December 31, 2000, and decreased as a percentage of total revenues to 5% from 6%. The decrease was principally due to the overall decrease in IT spending as a result of general economic conditions and a change in the mix of products sold by the Company's inside sales channel. Previously, these sales personnel sold only the Company's traditional publication products. Since the second half of the year ended December 31, 2000 such personnel have also been selling bundled packages that combine traditional publications with service analyst inquiry, as well as Web-based subscription products that consist primarily of content developed by the Company's Advisory Services personnel. Revenues from the sales of these bundled packages and Web-based subscription products are recognized as Advisory Services revenues. The Company currently anticipates that its inside sales channel will continue to sell these bundled packages and Web-based subscription products for the foreseeable future. In addition, revenues from the Company's Published Research Products have decreased as a result of a decrease in sales of products distributed under agreements with third party content providers.

        Cost of Services and Fulfillment.    Cost of services and fulfillment decreased 10% to $62.4 million in the year ended December 31, 2001, from $69.7 million in the year ended December 31, 2000, and decreased as a percentage of total revenues to 53% from 58%. The decrease was principally due to decreases in royalties paid to third parties that assist in the fulfillment of certain products and services sold by the Company due to a decrease in the sales of such products and services, a decrease in provisions for discretionary bonuses, a decrease in travel costs incurred by the Company's analysts, consultants and fulfillment personnel, and a decrease in costs of events due to an overall decrease in the number of events held during the year ended December 31, 2001. These decreases were partially offset by increased salaries for the Company's analysts, consultants and fulfillment personnel as a result of an increase in headcount in such positions that occurred during the first half of the year ended December 31, 2001, increased facility costs, incremental costs from the Company's subsidiaries in Canada and Asia Pacific, and costs associated with the establishment of a subsidiary in France.

        Selling and Marketing Expenses.    Selling and marketing expenses increased 22% to $45.2 million in the year ended December 31, 2001, from $37.2 million in the year ended December 31, 2000, and increased as a percentage of total revenues to 38% from 31%. The increase in selling and marketing expenses was principally due to $6.1 million in bad debt expense recorded in 2001 relating to the Company's accounts and notes receivable from certain of its international distributors, compared to $1.1 million recorded in the prior year. Included in bad debt expense was $2.4 million attributable to accounts and notes receivable owed from the Company's independent distributor in the France/Belgium territory. In the third quarter of the year ended December 31, 2001, the Company terminated the France/Belgium distribution agreement and in the fourth quarter of the year ended December 31, 2001, the distributor commenced bankruptcy proceedings. The Company created a subsidiary in France that assumed the territory rights for France, and assigned the territory rights for Belgium to one of its existing international distributors. The Company also recorded bad debt provisions on notes and accounts receivable from several of its other international distributors due to uncertainties surrounding the ultimate collectability of such accounts. In addition, the Company incurred greater marketing expenses in connection with its subsidiaries in Canada and Asia Pacific, the establishment of META Group France, and in connection with marketing support of its independent sales representative organizations. The Company also incurred greater commission expense in the year ended December 31,

2001. As the Company amortizes commission payments over the subscription period in which the related Advisory Services revenues are amortized to income, the Company experienced increased commission expense in the year ended December 31, 2001 in connection with increased commissions paid under the Company's sales commission plan for the plan year ended January 31, 2001, a one time thirteen month period. The increased payments were principally due to financial incentives contained in the Company's sales commission plan when it reorganized the previously separate sales forces in 2000. The Company has restructured its sales commission plan for the plan year ending January 31, 2002 in an attempt to reduce overall commissions paid. The increases were partially offset by decreases in travel and salary expenses of the Company's selling and marketing personnel principally due to the reduction in force that occurred in April 2001.

        General and Administrative Expenses.    General and administrative expenses decreased 12% to $15.4 million in the year ended December 31, 2001, from $17.5 million in the year ended December 31, 2000, and decreased as a percentage of total revenues to 13% from 15%. The decrease was principally due to a decrease in bad debt expense on the Company's accounts receivable with its domestic customers resulting from a significant improvement in accounts receivable management during the year ended December 31, 2001. Additionally, bonus expense decreased as a result of lower provisions for discretionary bonuses accrued during the year ended December 31, 2001. The decreases were partially offset by incremental costs from the Company's subsidiaries in Canada and Asia Pacific and the establishment of META Group France, and increased salary and benefit expenses that occurred during the first half of the year ended December 31, 2001.

        Depreciation and Amortization.    Depreciation and amortization expense increased 58% to $7.7 million in the year ended December 31, 2001, from $4.9 million in the year ended December 31, 2000. The increase in depreciation and amortization expense was principally due to higher levels of property and equipment on hand during the year ended December 31, 2001 and higher levels of goodwill and other intangible assets on hand during the same period due to the acquisitions consummated during the years ended December 31, 2000 and 2001 and the payment of contingent consideration in the year ended December 31, 2001 for certain of the Company's acquisitions that were consummated during the year ended December 31, 2000.

        Restructuring Charge.    In April 2001, the Company announced a restructuring whereby it reduced its workforce by 100 persons (representing 15% of the workforce at the time) in the quarter ended June 30, 2001. As a result of the restructuring, the Company incurred a $359,000 restructuring charge during the quarter ended June 30, 2001 for severance payments made during the quarter ended June 30, 2001. There were no restructuring charges in the year ended December 31, 2000.

        Impairment Loss.    During the years ended December 31, 2001 and 2000, the Company determined that, based on estimates of future cash flows and other available market data, several of its investments in and advances to companies in parallel industries were impaired. Accordingly, the Company recorded impairment losses of $9.2 million and $2.6 million, respectively. The Company follows a practice to review its individual investments for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, the Company reviews the business climate of each investee, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. The Company will continue to evaluate its investments for impairment every quarter, and based on its review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment. As of December 31, 2001, the balance of the Company's Investments and Advances was $8.2 million. See "Certain Factors That May Affect Future Results—Risks Associated with Strategic Investments."

        Other Income, Net.    Other income increased to $2.1 million in the year ended December 31, 2001, from $361,000 in the year ended December 31, 2000. The increase was principally due to a $2.6 million gain recognized on the sale of its investment in Intermedia Group. Proceeds from the sale were $2.94 million. The gain was partially offset by increased interest expense recorded on the Company's outstanding borrowings under its line of credit. See "Liquidity and Capital Resources" and Note 9 to the consolidated financial statements.

        Provision for Income Taxes.    The Company recorded an income tax benefit of $2.9 million during the year ended December 31, 2001 and a benefit of $4.2 million during the year ended December 31, 2000, reflecting an effective tax rate of 14% and 35% for the years ended December 31, 2001 and 2000, respectively. The lower effective rate in 2001 was principally due to the impact and tax nature of the impairment losses taken in 2001 for which the Company did not take a benefit and are currently not deductible for tax purposes, as well as the impact of a full valuation allowance recorded for the net operating loss carryforwards generated by the Company's subsidiaries in Canada, Asia Pacific and France due to the uncertainty of realizing the loss carry-forwards because of the start-up nature of these subsidiaries.

        Included in the Company's costs of services and fulfillment, selling and marketing and general and administrative expenses for the year ended December 31, 2001 is $0.6 million associated with the write-down of idle facilities at the Company's Stamford, CT headquarters.

        In February 2002, the Company announced a strategic reorganization to align the Company's resources with market demand and to better position the Company for profitability. As part of the reorganization, the Company reduced its workforce by 43 persons (representing 7% of the workforce at the time). The Company currently estimates that the reductions will result in cost savings of approximately $4.2 million in 2002, including approximately $3.8 million in payroll and related benefits savings, and approximately $5.0 million per year thereafter. These cost savings are anticipated to commence in the second quarter of 2002. The Company currently expects to take a one-time cash charge of approximately $250,000 in the first quarter of 2002 in connection with the reductions.

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

        Strategic Consulting revenues, which result from Strategic Consulting engagements addressing clients' business and technology issues, increased 24% to $27.7 million in the year ended December 31, 2000, from $22.4 million in the year ended December 31, 1999, and increased as a percentage of total revenues to 23% from 22%. The increase was principally due to the continued shift in client demand from Advisory Services toward more focused consulting services and was partially offset by decreased revenues in a specific practice area of Strategic Consulting caused by the loss of key personnel in the middle of the second quarter and a decrease in new business development within this practice area of Strategic Consulting. In addition, the increase was offset by an imbalance between the skill sets of available consulting staff and the then existing consulting projects. In response to the imbalance in staffing, at the end of the third quarter, Strategic Consulting changed the focus of its consulting resources to better align with increased client demand for comprehensive and thematic research and services. In addition, the Company experienced an increase in sales of its security planning and operations services and recognized incremental revenues as a result of the acquisition of RSI in October 2000.

        Published Research Products revenues decreased 4% to $7 million in the year ended December 31, 2000, from $7.3 million in the year ended December 31, 1999, and decreased as a percentage of total revenues to 6% from 7%. The decrease was principally due to a refocusing of the Company's inside sales channel (telephone professionals that sell the Company's Published Research Products) that occurred during 2000 from selling traditional publication products to in addition selling Web-based subscription products that primarily consist of content developed by the Company's Advisory Services personnel. Revenues generated from the sale of these Web-based subscription products are recognized as Advisory Services revenue. The decrease in revenues from Published Research Products were partially offset by increases in traditional publication revenues as a result of expanded product offerings and an increase in the number of inside sales personnel.

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

        Selling and Marketing Expenses.    Selling and marketing expenses increased 60% to $37.2 million in the year ended December 31, 2000, from $23.2 million in the year ended December 31, 1999, and increased as a percentage of total revenues to 31% from 23%. This increase was principally due to additional financial incentives contained in the Company's sales commission plan when it reorganized the previously separate sales forces to motivate and improve cooperation among the sales personnel. In January 2000, the Company changed its sales commission plan year from a plan year ending on December 31 to a plan year ending on January 31. As a result, the commission plan year ended January 31, 2000 covered January 1, 1999 through January 31, 2000, a one time 13-month period. Consequently, the number of sales representatives that triggered a higher commission rate under the sales commission plan for the year ended January 31, 2000 increased, causing the Company to recognize higher than expected commission expense in 2000. In addition, salaries of the Company's selling and marketing personnel increased as a result of increased staffing levels.

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

        Impairment Loss.    During the year ended December 31, 2000, the Company determined that, based on estimates of future cash flows and other available market data, two of its strategic investments were permanently impaired. Accordingly, the Company recorded an impairment loss of $2.64 million for the full carrying value of the investments. See "Certain Factors That May Affect Future Results—Risks Associated with Strategic Investments."

        Other Income, Net.    Other income, net, decreased 80% to $361,000 in the year ended December 31, 2000, from $1.8 million in the year ended December 31, 1999, due to a reduction in interest income during the year ended December 31, 2000 because of the decreased levels of cash and marketable securities held by the Company in 2000 versus 1999. In addition, the Company recorded $518,000 in interest expense during the year ended December 31, 2000 on its outstanding borrowing with its bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 9 to the consolidated financial statements.

        Provision for Income Taxes.    The Company recorded an income tax benefit of $4.2 million during the year ended December 31, 2000, and a provision for income taxes of $5.8 million during the year ended December 31, 1999, reflecting an effective tax rate of 35% for 2000 and 39% for 1999. The lower effective rate in 2000 was principally due to the impact of nondeductible expenses.

Liquidity and Capital Resources

        The Company funds its operations primarily through cash generated from operations, borrowings under its credit facility, and, to a lesser extent, from the sale of its Common Stock. The Company generated $18.2 million in cash from operations during the year ended December 31, 2001, used $10.6 million in cash in operations during the year ended December 31, 2000, and generated $4.0 million in cash from operations during the year ended December 31, 1999. The significant increase in operating cash flow was principally due to the significant increase in collections of the Company's accounts receivable and decreases in the levels of other current and non-current assets. Such increases were partially offset by decreases in accounts payable and other current liabilities, including deferred revenues.

        The Company used $1.9 million, $11.7 million and $5.0 million of cash in the years ended December 31, 2001, 2000 and 1999, respectively, for the purchase of furniture, equipment, computers and related software and Web site infrastructure. The purchases that occurred during the years ended December 31, 2000 and 1999 were made principally to support the Company's growth in business and number of employees that occurred during the respective years. The purchases that occurred during the year ended December 31, 2001 were made principally to support the Company's Web site and network infrastructure. The Company currently expects that additional purchases of equipment will be made during the year ending December 31, 2002 and currently expects that such expenditures will remain approximately the same when compared to 2001 levels. As of December 31, 2001, the Company had no material commitments for capital expenditures; however, the Company anticipates that it will continue to upgrade its internal systems to support its business, including in particular its international subsidiaries.

        During the year ended December 31, 2001, the Company expended $2.1 million of cash to fund acquisitions and settle contingent payouts (net of approximately $1 million in cash acquired in connection with the acquisitions of META Group Germany and META Group Australia). The specifics of the acquisitions are as follows:

        In October 2000, the Company completed the acquisition of substantially all the assets of RSI, a provider of IT trend-tracking, finance analysis and software engineering measurement consulting, for an initial payment of $750,000 in cash, $375,000 in Common Stock (36,874 shares) and the assumption of certain liabilities. During the year ended December 31, 2001, the Company paid $1 million in cash and issued $250,000 in Common Stock (57,084 shares) as contingent consideration to RSI as a result of the achievement of certain financial targets. In the event certain financial targets are met, additional contingent consideration of up to $3.1 million payable in cash and $1.9 million payable in Common Stock may be paid through March 2004. In the event the aggregate number of shares issued in satisfaction of additional contingent consideration exceeds 349,526, the remaining consideration will be payable in cash. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company. The Company has filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the shares issued to RSI, although such registration statement is not yet effective.

        In January 2001, the Company completed the acquisition of substantially all of the assets of two of its Asia Pacific distributors, one based in Sydney, Australia and the other headquartered in Singapore. With these acquisitions, the distributors became wholly owned subsidiaries of the Company. The total purchase price amounted to approximately $3 million, consisting of cash in the amount of $1.9 million, the conversion of accounts receivable from the distributors into equity in the amount of $470,000, and the assumption of certain liabilities.

        On December 31, 2001, the Company acquired an additional 44% of META Group Germany, increasing its ownership to 53% from 9%. META Group Germany owns the exclusive distribution rights to the Company's products and services in Spain, Portugal, Switzerland, Germany, Austria, and Central, Southern and Eastern Europe. The consideration for the acquisition was the agreement of the Company to subordinate approximately $4.0 million of accounts receivable owed to it by META Group Germany to all other debts of the distributor. The results of META Group Germany will be consolidated with the Company's results beginning in the first quarter of 2002. During the years ended December 31, 2000 and 2001, the Company generally realized revenues from this distributor at rates of 10%-40% of amounts billed.

        During 2002, the Company has advanced to META Group Germany approximately $630,000 in cash for working capital purposes. The Company also issued a letter of credit on META Group Germany's behalf in the amount of €1 million (approximately $872,500) as collateral for META Group Germany's outstanding borrowings with its bank. Additional funding by the Company of META Group Germany may be required in the future. The Company, however, cannot be certain when the funding will be needed or how much funding, if any, will be needed.

        Exclusive of its acquisitions, during the years ended December 31, 2000 and 1999, the Company continued to make investments and advances to several companies in parallel or synergistic industries. Such activity totaled $1.4 million and $7.7 million during the years ended December 31, 2000 and 1999, respectively. The Company did not make any such investments or advances in 2001. In March 2001, the Company closed on the sale of one of its investments and received cash proceeds of $2.9 million and recognized a gain on the sale of $2.6 million. Additionally, in May 2001, the Company received approximately $440,000 in cash representing a repayment of a portion of the Company's investment in a convertible promissory note (plus accrued interest thereon) of another of the companies in which the Company has an investment. The balance of the Company's investments and advances was $8.2 million, $18.8 million and $19.3 million at December 31, 2001, 2000 and 1999, respectively. Each investment is accounted for under the cost method.

        The Company follows a practice to review its individual investments and advances for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, the Company reviews the business climate of each investee, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. The Company recorded impairment losses of $9.2 million and $2.6 million for the years ended December 31, 2001 and 2000, respectively. The losses taken were determined on a specific identification method considering each investee's particular facts and circumstances in existence at that time. The Company will continue to evaluate its investments for impairment every quarter, and based on its review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment. See "Certain Factors That May Affect Future Results—Risk Associated With Strategic Investments."

        In June 2001 the Company completed a private placement of its Common Stock whereby the Company issued 1,726,617 shares of its Common Stock for $2.78 per share to Dale Kutnick, the Company's Chairman of the Board of Directors, Chief Executive Officer and Co-Research Director, and additional purchasers affiliated with Francis J. Saldutti, Harry Gruner and George McNamee, each of whom is a member of the Board of Directors. The Board of Directors approved the transaction after receiving the favorable recommendation of a Special Committee of the Board of Directors consisting of three disinterested members of the Board of Directors. The Special Committee retained BNY Capital Markets, Inc. as its financial advisor to render a fairness opinion on the transaction. Total proceeds to the Company were $4.57 million, net of offering costs of approximately $227,000. The Common Stock offered in the private placement has not been registered with the Securities and Exchange Commission and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has, however, filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the shares issued (other than those issued to Mr. Kutnick), although such registration statement is not yet effective.

        At December 31, 2000, the Company had marketable securities with a cost basis of $7 million. During the year ended December 31, 2001, $3 million of the marketable securities were called by the issuer, and the remaining $4 million were sold by the Company. The Company recognized a gain of $46,600 on the sale of the marketable securities which is included in the Company's statement of operations for the year ended December 31, 2001. All proceeds were used to pay down outstanding borrowings under the Company's credit facility.

        In June 2001, the Company sold its limited partnership interest in the JMI Equity Side Fund, L.P. (the "JMI Fund") to affiliates of the JMI Fund and an unrelated third party for total proceeds of $3.15 million. The Company recorded a loss on the sale of $26,000. The Company had subscribed for up to $4.0 million in limited partnership interests in the JMI Fund. Distributions from the JMI Fund in excess of a return of capital and the Company's cost of capital were intended to fund payouts under the META Group, Inc./JMI Long Term Incentive Compensation Plan (the "Long Term Incentive Plan"). Prior to the Company's sale of its limited partnership interest in the JMI Fund, each participant in the Long Term Incentive Plan waived his or her rights to receive such payouts in consideration for stock options granted by the Company. A total of 502,000 stock options were granted to such participants in the year ended December 31, 2001. Mr. Harry Gruner, a director of the Company, is a managing member of JMI Side Associates, L.L.C (the general partner of the JMI Fund), is affiliated with certain of the purchasers, and purchased approximately three percent of the limited partnership interests sold by the Company.

        During the year ended December 31, 2001, $6.1 million was used in financing activities primarily as a result of the repayment of $12 million in outstanding borrowings under the Company's credit facility. The repayments were partially offset by proceeds from the Company's private placement of its Common Stock discussed above, borrowings of $1 million from its credit facility, and $343,000 in proceeds from the exercise of stock options and proceeds received under its employee stock purchase plan. During the year ended December 31, 2000, the Company received $26.1 million in cash from financing activities primarily as a result of borrowings totaling $20.9 million from its credit facility with its bank and $5.2 million in proceeds from the exercise of stock options and proceeds received under its employee stock purchase plan. Such proceeds were partially offset by repurchases of the Company's common stock from a former shareholder.

        In September 2000, the Company entered into a $25 million one-year senior revolving credit facility (the "Old Facility") with its bank which in September 2001 converted into a five year term loan payable in 60 consecutive monthly installments. In October 2001, the Company made a principal payment of $365,000 in accordance with the terms of the Old Facility. Additionally in October 2001, $2 million of the Company's marketable securities were called by the issuer and the proceeds were used to pay down the Old Facility. On November 5, 2001 the Company restructured the Old Facility with its bank by entering into a $20 million amended and restated credit agreement (the "New Facility"). The New Facility replaced the Old Facility and consists of an $8 million term loan (the "Term Loan") payable in 36 monthly consecutive installments that commenced in December 2001, and a $12 million revolving credit facility (the "Revolving Facility"). Both mature in November 2004. In November and December 2001, an additional $1 million of the Company's marketable securities were called by the issuer, and the Company sold the remaining $4 million of its marketable securities. All proceeds were used to pay down the Revolving Facility. The Company also paid down the Revolving Facility and Term Loan with an additional $4.6 million from its cash on hand. As of December 31, 2001 the amount used under the New Facility was $10.7 million, consisting of $9.9 million in outstanding borrowings ($7.8 million outstanding under the Term Loan and $2.1 million outstanding under the Revolving Facility) and $0.8 million in letters of credit issued on behalf of certain of the Company's independent sales representative organizations and as security for a portion of the Company's Stamford, CT premises lease. During the year ended December 31, 2001, the Company paid $1.36 million in interest expense. In January 2002, the Company posted an additional letter of credit in the amount of $480,000 as additional security for a portion of its Stamford, CT premises lease. In March 2002, the Company posted a €1 million (approximately $872,500) letter of credit as collateral for META Group Germany's outstanding borrowings with its bank. There is approximately $10 million currently available to the Company under the New Facility. Additionally in March 2002, the Company paid down the Revolving Facility an additional $1 million from its cash on hand.

        The New Facility has a borrowing base equal to 80% of the Company's eligible accounts receivable. Interest is payable at the rate of (i) LIBOR plus 2.5% or (ii) the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%. The New Facility is collateralized by the Company's accounts receivable, and requires payment of a commitment fee payable quarterly, in arrears, of 0.25% based on the average, daily, unused portion of the Revolving Facility. The New Facility contains a number of covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities. In addition, the Company is required to maintain certain financial covenants, including a leverage ratio covenant, a fixed charge ratio covenant and a minimum EBITDA covenant. The Company was not in compliance with these covenants for the quarterly period ended December 31, 2001. On March 26, 2002, the Company entered into an amendment to the New Facility, which among other things, waived prior covenant defaults, reset existing covenants, and added a new consolidated net income covenant.

        At December 31, 2001, META Group Germany had two lines of credit with its local bank totaling €1.4 million (approximately $1.2 million). The lines bear interest at 8.5% and are secured by a personal guarantee of META Group Germany's managing director and are collateralized by certain of META Group Germany's accounts receivable as well as shares of the Company held by META Group Germany. At December 31, 2001, META Group Germany had outstanding borrowings totaling $993,000 and was in default of certain financial covenants. Consequently, the Company provided an irrevocable letter of credit for €1 million (approximately $872,500) as discussed above.

        The Company has a corporate guarantee in the amount of $375,000 guaranteeing the local bank borrowings of one of its independent sales representative organizations.

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

        In September 2001, the Company initiated a voluntary stock option exchange offer for stock options with an exercise price greater than $12 per share to certain eligible employee option holders. The Company's senior executives and members of the Board of Directors were not eligible to participate in the offer. In October 2001, the offer period expired and 752,469 stock options were accepted for exchange and cancelled. The Company currently intends to grant the same amount of options in April 2002 at the fair market value on the actual date of grant to those eligible employees still employed at the date of grant.

        As of December 31, 2001, the Company had cash of $21.4 million and negative working capital of $4.3 million. The increase in cash from December 31, 2000 is principally due to a significant increase in collections of the Company's accounts receivable, proceeds from the private placement of its common stock, proceeds from the liquidation of its limited partnership interest in the JMI Equity Side Fund, L.P., cash received from the sale of its marketable securities and one of its investee companies and as a result of cost-containment measures including, but not limited to, management of discretionary expenditures and employee expense policies. These increases were partially offset by repayments of outstanding borrowings under its credit facility, increased payments on outstanding trade payables, increased commission payments, payments to fund its acquisitions and capital expenditures and a decrease in borrowings under its credit facility. The Company recorded in 2001 $6.1 million in bad debt expense associated with its accounts receivable from its international distributors.

        In April 2001, the Company announced a restructuring in order to better align its resources with market demand and implemented substantial cost containment measures. As part of the restructuring, the Company reduced its workforce by 100 persons (representing 15% of the workforce at the time). As a result of the restructuring, the Company currently anticipates an annual estimated cost savings of approximately $10 million, including approximately $8 million in payroll and related benefits savings. Such savings began to materialize in the second half of the second quarter. The Company recorded a one-time cash charge of $359,000 in the quarter ended June 30, 2001 for severance payments made during the quarter ended June 30, 2001.

        In February 2002, the Company announced a strategic reorganization to align the Company's resources with current market demand and to better position the Company for profitability. As part of the reorganization, the Company reduced its workforce by 43 persons (representing 7% of the workforce at the time). The Company currently estimates that the reductions will result in cost savings of approximately $4.2 million in the year ending December 31, 2002, including approximately $3.8 million in payroll and related benefits savings, and approximately $5.0 million per year thereafter. These cost savings are anticipated to commence in the second quarter of the year ending December 31, 2002. The Company currently expects to take a one-time cash charge of approximately $250,000 in the first quarter of the year ending December 31, 2002 in connection with the reductions.

        The Company experienced a net loss of $13 million for the quarter ended December 31, 2001, and $17.6 million for the year ended December 31, 2001. To return to profitability, the Company will need to, among other things, achieve revenue growth and/or maintain expenses below revenue levels. The Company cannot be certain whether, or when, any of these will occur. If the Company fails to either achieve sufficient revenue growth or maintain expenses below revenue levels, any such failure will likely result in continued losses that would have a material adverse effect on the Company's financial results and condition.

        The Company currently believes existing cash balances, anticipated cash flows from operations and borrowings under its credit facility will be sufficient to meet its working capital, capital expenditure and credit facility payment requirements for the next 12 months. The Company intends to continue its efforts to improve its accounts receivable collections and manage expenses. The Company also currently believes that decreases in and delays of IT spending as a result of general economic conditions are likely to continue to negatively impact its business for the foreseeable future.

        The following summarizes the Company's contractual obligations and other commitments as of December 31, 2001 and the effect such obligations are currently expected to have on its liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period
	2002	2003	2004		2005	2006	Thereafter
Operating leases	$5,154	$5,101	$4,941		$3,962	$3,523	$5,918
Term Loan	2,724	2,667	2,444		—	—	—
Borrowings under revolving credit agreements	993		2,049	*

Total Commitment	$8,871	$7,768	$9,434		$3,962	$3,523	$5,918

*
Represents the contractual maturity of the Company's Revolving Facility with its bank. In March 2002, $1 million was paid down from the Company's cash on hand.

Critical Accounting Policies

        Our significant accounting policies are described in Note 3 to our consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

  •
  Revenue Recognition—Revenues from our Advisory Services are recognized on a straight-line basis over the subscription contract period, generally one year. All subscription contracts are billable at signing, absent special terms granted on a limited basis from time to time. As such, our policy is to record at the time of signing of an Advisory Services subscription contract the fees receivable and related deferred revenues for the full amount of the subscription contract. Accounts receivable and deferred revenues that extend beyond a 12-month period have been classified on the consolidated balance sheets as non-current. The Company also records the related sales commission obligation upon the signing of the subscription contract and amortizes the corresponding deferred commission expense over the subscription period in which the related Advisory Services revenues are earned and amortized to income. Revenues from Strategic Consulting services and Published Research Products are recognized at the time the applicable service is rendered or product is delivered. Additionally, we record reductions to revenue for estimated customer cancellations.

  •
  Accounts Receivable Allowance—During the years ended December 31, 2001 and 2000, we recorded total provisions for uncollectable accounts receivable of $6.8 million and $4.7 million, respectively, based upon management's estimates as to the collectability of its accounts receivable. We generally evaluate our accounts receivable on a monthly basis. As part of our analysis, we examine our collections history, the age of the receivables in question, any specific customer collection issues that we have identified, and general market conditions. At December 31, 2001 and 2000, our total accounts receivable balances were $43.1 million and $62.3 million, respectively. We may need to record additional expenses in the future if our collections or the financial condition of our customers were to deteriorate.

  •
  Investment Recoverability—During the years ended December 31, 2001 and 2000, we recorded impairment charges of $9.2 million and $2.6 million, respectively, relating to our investments in and advances to companies in parallel or synergistic industries. We follow a practice to review our individual investments for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, we review the business climate of each investee, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. We will continue to evaluate our investments for impairment every quarter, and based on our review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment.

  •
  Deferred Tax Asset Recoverability—We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we consider future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Impact of Recently Issued Accounting Pronouncements

        In June 2001, Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets" were released. SFAS 141 requires all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 141 was effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. As required by SFAS 142, the Company will perform an impairment test on goodwill and other intangible assets as of January 1, 2002. Thereafter, the Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. All companies have six months subsequent to the date of adoption to complete the initial goodwill impairment test. Amortization of goodwill and certain other intangible assets, including those recorded in past business combinations, will cease effective January 1, 2002. The annual reduction in expense due to the discontinuance of goodwill amortization beginning in 2002 will be approximately $1.1 million. The Company has not yet determined any further impact SFAS 142 will have on its existing goodwill.

        In August 2001, Statement of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations" was released. This statement, effective January 1, 2003, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" was released. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. This statement also supercedes the accounting reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of SFAS 144 are effective for the fiscal years beginning after December 15, 2001. The Company believes SFAS 143 and SFAS 144 are not expected to have any impact on its results of operations or financial position.

Certain Factors That May Affect Future Results

        From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-K (and in the documents incorporated by reference into this Form 10-K) that are not historical facts (including, but not limited to: statements concerning IT spending; general economic conditions; the Company's objectives to expand the range of clients it serves, further penetrate its existing client base, extend its product line and broaden the scope of its services; anticipated revenues from Advisory Services, Strategic Consulting and Published Research Products; anticipated revenues from international operations; additional funding by the Company of META Group Germany; anticipated costs of services and fulfillment, selling and marketing, and general and administrative; anticipated cost and expense levels relative to the Company's total revenues; anticipated cost savings as a result of cost controls and cost reduction efforts; anticipated working capital; capital expenditures; capital requirements; cash flow and cash balances; credit facility borrowing capacity; credit facility payment requirements; potential debt or equity financings; potential sales of the Company's strategic investments; acquisitions; goodwill; or other statements using words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "project", "should" or "will") constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties, and other information discussed within this Form 10-K (and in the documents incorporated by reference into this Form 10-K), as well as the accuracy of the Company's internal estimates of revenue, operating expense levels, growth rates, and other anticipated expenditures.

        In addition, the following risk factors should be read in conjunction with the information in this Form 10-K (and the documents incorporated by referenced into this Form 10-K). These risk factors could have a material adverse effect on the Company's business, results of operations and financial condition or otherwise cause actual results to differ materially from those contained in the forward-looking statements.

Net Losses Experienced by the Company

        The Company experienced a net loss of $13 million for the quarter ended December 31, 2001, and $17.6 million for the year ended December 31, 2001. To return to profitability, the Company will need to, among other things, achieve revenue growth and/or maintain operating expenses below revenue levels. The Company cannot be certain whether, or when, either will occur. If the Company fails to either achieve sufficient revenue growth or maintain operating expenses below revenue levels, such failure will result in continued operating losses that would have a material adverse effect on the Company's financial results and condition.

Potential Harm to the Company Caused by Continued Decreases in and Delays of IT Spending

        The Company's business depends on continued spending on IT by substantial commercial and governmental users of IT. If, as a result of general economic uncertainty or otherwise, IT users continue to decrease IT spending levels or delay their purchases of IT products and services (as was experienced by the Company during the latter half of the year ended December 31, 2000 and during the year ended December 31, 2001), then such decreases or delays could continue to reduce demand for the Company's products and services, substantially harm the Company's business and have a material adverse effect on the Company's financial results and condition.

The Company's Dependence on Renewals of Subscription-Based Services

        The Company derived approximately 73% and 71% of its total revenues during the years ended December 31, 2001 and 2000, respectively, from subscriptions to its Advisory Services. Advisory Service subscriptions typically have a one-year term, and the Company may not be successful in maintaining its subscription renewal rates. The Company's ability to renew subscriptions is subject to a number of risks, including the following:

  •
  The Company may be unsuccessful in delivering consistent, high-quality, and timely analysis and advice to its clients
  •
  The Company may not be able to hire and retain a large number of highly talented professionals in a very competitive job market
  •
  The Company may be unsuccessful in understanding and anticipating market trends and the changing needs of its clients
  •
  The Company may not be able to deliver products and services of the quality and timeliness necessary to withstand competition
  •
  The Company's clients may continue to shift their demand to more consultative, solution-oriented products and services that take into account the client's unique environment.

If the Company is unable to successfully maintain its subscription renewal rates, such an inability could have a material adverse effect on the Company's business, results of operations and financial results.

The Company's Dependence on Non-Recurring Strategic Consulting Engagements

        The Company derived approximately 23% of its total revenues during the years ended December 31, 2001 and 2000 from Strategic Consulting engagements. Strategic Consulting engagements vary in number, size, and scope, and typically are project-based and non-recurring. The Company's ability to replace completed Strategic Consulting engagements with new engagements is subject to a number of risks, including the following:

  •
  The Company may be unsuccessful in delivering consistent, high-quality, and timely consulting services to its clients
  •
  The Company may not be able to hire or retain highly talented consultants in a very competitive job market
  •
  The Company may not be able to develop new business
  •
  The Company may not be able to maintain the costs of strategic consulting engagements within fixed fee arrangements
  •
  The Company may be unsuccessful in understanding and anticipating market trends and the changing needs of its clients
  •
  The skills and competencies of the Company's Strategic Consulting staff may not match the skills required for the fulfillment of existing or potential Strategic Consulting engagements
  •
  The Company may not be able to deliver consulting services of the quality and timeliness necessary to withstand competition

        If the Company is not able to replace completed Strategic Consulting engagements with new engagements, such an inability could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's Expectation of Fluctuations in Operating Results

        The Company's operating results have varied significantly from quarter to quarter. The Company expects future operating results to fluctuate due to several factors, many of which are not in the Company's control:

  •
  The disproportionately large percentage of the Company's Advisory Services subscriptions that expire in the fourth quarter of each year

  •
  The level and timing of renewals of subscriptions to the Company's Advisory Services
  •
  The mix of Advisory Services revenues versus Strategic Consulting and Published Research Products revenues
  •
  The number, size, and scope of the Company's Strategic Consulting engagements, the degree of completion of such engagements and the ability of the Company to match the skills of its consulting staff to consulting engagement opportunities
  •
  Accuracy of estimates of resources required to complete ongoing Strategic Consulting engagements
  •
  The timing and amount of new business generated by the Company
  •
  The mix of domestic versus international business
  •
  The performance of the Company's acquired international subsidiaries
  •
  The timing of the development, introduction, marketing and market acceptance of new products and services
  •
  The timing of the hiring of research analysts, consultants, and sales representatives
  •
  Effective use of the Company's analysts and consultants
  •
  Changes in the spending patterns of the Company's clients
  •
  The Company's ability to collect its accounts receivable
  •
  Changes in market demand for IT research and analysis
  •
  The Company's ability to increase its sales to its existing customers and find new customers
  •
  Decreases in spending on IT by substantial commercial and governmental users of IT
  •
  General economic uncertainty and economic slowdown in the U.S. and abroad
  •
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

Risks Associated With International Operations

        Net revenues attributable to international clients represented approximately 18% of the Company's total Advisory Services revenues for the year ended December 31, 2001, and approximately 16% of the Company's total Advisory Services revenues for the year ended December 31, 2000. The Company sells its products internationally through a network of independent sales representative organizations and foreign subsidiaries. The Company assumes significantly greater risk by selling through independent sales representative organizations than through a direct employee sales force or through its foreign subsidiaries. Risks associated with the Company's international operations include:

  •
  Failure by the Company to find distributors for its products and services
  •
  The financial health of each independent sales representative organization
  •
  The ability of each independent sales representative organization to repay its liabilities to the Company
  •
  Developing and maintaining relationships with independent sales representative organizations and their employees

  •
  Failure by the Company to replace sales representative agreements on terms beneficial to the Company or on a timely basis and clients' potential unwillingness to continue to do business with the Company or its new distributor in the event that any existing agreements with independent sales representative organizations are terminated
  •
  Integration of acquired foreign subsidiaries into the Company's existing operations
  •
  Greater difficulty in maintaining direct client contact
  •
  Greater accounts receivable collection risk (to the extent the Company relies on the sales representative organization to invoice and collect receivables)
  •
  Longer accounts receivable collection cycles
  •
  Political, social, and economic conditions in various jurisdictions, including legal policies, measures and regulatory requirements affecting commerce. These effects could, in turn, increase the costs of the Company's products and services or cause some international clients to reduce their purchases of our products and services. In addition, effective intellectual property protection may not be available in all jurisdictions in which we offer or intend to offer our products and services.
  •
  Tariffs and other trade barriers
  •
  Potentially adverse tax consequences

        The Company expects that international operations will continue to account for a significant portion of its revenues and intends to continue to expand its international operations. Expansion into new geographic territories may require considerable management and financial resources, as was the case during the years ended December 31, 2000 and 2001, and may negatively impact the Company's results of operations. If the Company is unable to successfully manage the risks associated with international operations, such an inability could have a material adverse effect on the Company's business, results of operations, and financial results.

Risks of Failing to Anticipate Changing Market Needs

        The Company's success depends in part on its ability to anticipate rapidly changing technologies and market trends and to adapt its products and services to meet the changing information and analysis needs of IT users. Frequent and dramatic changes characterize the IT industry, including the following:

  •
  Introduction of new products and obsolescence of others
  •
  Shifting strategies and market positions of major industry participants
  •
  Paradigm shifts with respect to system architectures
  •
  Changing objectives and expectations of IT users and vendors
  •
  Volatility in spending levels on IT by substantial commercial and governmental users of IT

        This environment of rapid and continuous change presents significant challenges to the Company's ability to provide its clients with current and timely analysis and advice on issues of importance to them. The Company commits substantial resources to meeting these challenges. If the Company fails to provide insightful timely analysis of developments and assessment of technologies and trends in a manner that meets changing market needs, such a failure could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's Dependence on Its Ability to Attract and Retain Qualified Personnel

        The Company needs to hire, train, and retain qualified employees to execute its strategy and support growth. In particular, the Company needs trained research analysts, consultants, sales representatives, product development staff, operations staff and management. The Company continues to experience intense competition in recruiting and retaining qualified employees. The pool of experienced candidates is small, and the Company competes for qualified employees against many companies, including Gartner Group, that have substantially greater financial resources than the Company. If the Company is unable to successfully hire, retain, and motivate a sufficient number of qualified employees, such an inability will have a material adverse effect on the Company's business, results of operations and financial results.

Competition

        The IT research, analysis, and consulting industry is extremely competitive. The Company competes directly with other independent providers of similar services and indirectly with the internal staffs of current and prospective client organizations. The Company's principal direct competitor, Gartner Group, Inc., has a substantially longer operating history and has considerably greater financial resources and market share than the Company. The Company also competes indirectly with larger electronic and print media companies and consulting firms. These indirect competitors, many of which have substantially greater financial, information gathering, and marketing resources than the Company, could choose to compete directly against the Company in the future.

        The Company's market has few barriers to entry. New competitors could easily compete against the Company in one or more market segments addressed by the Company's Advisory Services or Strategic Consulting services. The Company's existing and future competitors may develop products and services that are more effective than the Company's products and services. Competitors may also produce their products and services at less cost and market them more effectively. If the Company is unable to successfully compete against existing or new competitors, such an inability will have a material adverse effect on the Company's results of operations and would likely result in pricing pressure and loss of market share.

Risks Associated With New Product and Services Development

        The Company's future success depends on its ability to develop or acquire new products and services that address specific industry and business sectors, changes in client requirements and technological changes in the IT industry. The process of internally researching, developing, launching, and gaining client acceptance of a new product or service is inherently risky and costly. Assimilating and marketing an acquired product or service is also risky and costly. In addition, the Company has introduced few new products or services and has had limited experience in acquiring and integrating new products or services into its business. If the Company is unable to develop or acquire new products and services, such an inability will have a material adverse effect on its business, operating results and financial condition.

Risks Associated With Strategic Investments

        In an effort to develop new products and services, from April 1996 to December 2000, the Company made investments in and advances to companies in parallel or synergistic industries totaling approximately $21.5 million. Such strategic investments and advances are highly risky and illiquid. During the years ended December 31, 2001 and 2000, the Company made the determination that based on reviews of the business climate of each investee, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans and other available market data, several of its investments and advances were impaired. Accordingly, the Company recorded a $9.2 and

$2.6 million impairment loss, respectively, on the carrying value of these investments. There can be no assurance that such strategic investments will result in new product or service offerings for the Company or otherwise be successful. Many factors outside the control of the Company, including general economic conditions, could impair the value of the Company's strategic investments requiring the Company to record further, substantial losses related to such investments. Moreover, these strategic investments may disrupt the ongoing business of the Company and distract management. Furthermore, there can be no assurances that the Company will be able to liquidate its strategic investments when needed or desirable. If the Company is unable to manage its remaining strategic investments, such inabilities could have a material adverse effect on the Company's results of operations and financial condition.

The Company's Dependence on Key Personnel

        The Company relies, and will continue to rely, in large part on its key management, research, consulting, sales, product development and operations personnel. The Company's success partially depends on its ability to motivate and retain highly qualified employees. If Dale Kutnick (Chairman of the Board of Directors, Chief Executive Officer, and Co-Research Director) or other senior officers leave the Company, such loss or losses could have a material adverse effect on the Company's business.

Risks of Product Pricing Limiting Potential Market and Market Pricing Pressures

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

Management of Growth

        Since inception, the Company's operations have changed substantially due to the expansion and growth of the Company's business. Growth places significant demands on the Company's management, administrative, operational and financial resources and systems. The Company's ability to manage growth, should it continue to occur, will require the Company to continue to improve its systems and to motivate and effectively manage an evolving workforce. If the Company's management is unable to effectively manage a changing and growing business and continue to improve its management information systems, the quality of the Company's products and services, its retention of key employees, its results of operations and its financial condition could be materially adversely affected.

Risk of Failure to Integrate Recent Acquisitions and Risks Associated With Potential Acquisitions

        As part of its business strategy, the Company buys, or makes investments in, complementary businesses, products, and services. If the Company finds a business it wishes to acquire, the Company could have difficulty negotiating the terms of the purchase, financing the purchase, and assimilating the employees, products, and operations of the acquired business. The acquisitions may disrupt the ongoing business of the Company and distract management. Furthermore, acquisitions of new businesses may not lead to the successful development of new products or services, or if developed, such products may not achieve market acceptance or prove to be profitable. The Company may therefore pay more than the value the Company derives from the acquisition. A given acquisition may also have a material adverse effect on the Company's financial condition or results of operations. In addition, the Company may be required to incur debt or issue equity to pay for any future acquisitions or contingent payments in connection with previously consummated acquisitions, which may be dilutive to the Company's current stockholders and/or decrease it working capital.

Risks Associated With Restrictive Covenants

        The Company's credit facility with its bank contains a number of covenants that, among other things, restrict the Company's ability to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and otherwise restrict corporate activities. In addition, under the credit facility, the Company is required to maintain specified financial covenants, including minimum levels of EBITDA, consolidated net income, leverage ratios and fixed charge coverage ratios. The Company's ability to comply with such provisions may be affected by events beyond the Company's control. The breach of any of these covenants could result in a default under the credit facility. In the event of any such default, the lender could elect to declare all amounts borrowed under the credit facility, together with all accrued interest, to be due and payable. Any such election would likely have a material adverse effect on the Company's financial condition.

The Volatility and Unpredictability of the Company's Stock Price

        The market price of the Company's common stock has been volatile. During 2000, as reported on the Nasdaq National Market, the Company's common stock quotations ranged from a high of $35.63 to a low of $4.50. In 2001, the market price of the Company's common stock reached a low of $0.77 and a high of $7.00. The market price of the Company's common stock could be subject to wide fluctuations in response to:

  •
  The Company's perceived prospects, including anticipated revenue growth

  •
  Variations in the Company's operating results and the Company's achievement of key business targets

  •
  The Company's ability to maintain operating expenses below revenue levels

  •
  Changes in securities analysts' recommendations or earnings estimates

  •
  Differences between the Company's reported results and those expected by investors and securities analysts

  •
  Announcements of new service offerings by the Company or its competitors

  •
  Market reaction to any acquisitions, joint ventures or strategic investments announced by the Company or its competitors

  •
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

Risks Associated With Political and Social Turmoil

        Increasing political and social turmoil, such as terrorist and military actions, can be expected to put further pressure on economic conditions in the United States and foreign jurisdictions. These conditions make it difficult for the Company and its customers to accurately forecast and plan future business activities and could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under its $20 million credit facility, which consists of a $12 million revolving credit line and an $8 million term loan. At December 31, 2001, there was $9.9 million in borrowings outstanding under this facility. Under the facility, interest is computed on outstanding borrowings at the rate of (i) LIBOR plus 2.5% or (ii) the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%. The Company believes that an increase or a decrease of ten percent in the effective interest rate on available borrowings on its facility, if fully utilized, would not have a material effect on future results of operations.

        The Company is exposed to market risk as it relates to changes in the market value of its strategic investments. The Company made investments in and advances to companies in parallel or synergistic industries to that of the Company's. During the years ended December 31, 2001 and 2000, the Company recorded $9.2 million and $2.6 million, respectively, in impairment losses on its investments and advances. As of December 31, 2001, the Company had investments and advances totaling $8.2 million. These investments and advances are inherently risky because the investee companies are private companies that are typically in the early development stages. Adverse changes in market conditions, like those experienced during the latter half of the year ended December 31, 2000 and during the year ended December 31, 2001, and poor operating results of the underlying investments may result in the Company incurring additional losses or an inability to recover the remaining value of its investments and advances.

        The Company is exposed to market risk as it relates to foreign currency exchange rates. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against foreign currencies. Changes in foreign currency exchange rates may therefore negatively affect the Company's consolidated revenues and expenses. Currency transaction gains or losses arising from transactions in currencies other than the functional currency of the Company's foreign subsidiaries are included in the results of operations. Such gains and losses were not material to the Company's consolidated results of operations during the years ended December 31, 2000 and 2001. The Company has not entered into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and financial statement schedule listed under Item 14—Exhibits, Financial Statement Schedules, and Reports on Form 8-K are filed as a part of this Item 8. Supplementary financial information may be found in Note 16 to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item may be found under the sections captioned "Election of Directors," "Occupations of Directors and Executive Officers," and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 20, 2002 (the "2002 Proxy Statement"), which is incorporated herein by reference. The 2002 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item may be found under the section captioned "Compensation and Other Information Concerning Directors and Officers" in the 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

        The information required by this item may be found under the section captioned "Management and Principal Holders of Voting Securities" in the 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" in the 2002 Proxy Statement, which is incorporated herein by reference, and in Note 14 to the consolidated financial statements.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K

  (a)(1) Financial Statements.

        The following consolidated financial statements are included in Item 8 of this report:

  (a)(2) Financial Statement Schedule.

        The following financial statement schedule for the Company is filed as part of this report:

Schedule II—Valuation and Qualifying Accounts	S-1

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

  (a)(3) List of Exhibits.

        The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit Number	Description
2.1(1)(2)	Agreement and Plan of Merger by and among META Group, Inc., MG Acquisition Corporation, and The Sentry Group, Inc. dated as of September 23, 1998 ("Agreement and Plan of Merger")
2.2(1)	Amendment No. 1 to Agreement and Plan of Merger dated as of October 20, 1998
2.3(10)	Amendment No. 2 to Agreement and Plan of Merger dated as of May 12, 2000
2.4(13)	Agreement of Purchase and Sale by and among META Group, Inc., JMI Equity Side Fund, L.P., JMI Side Associates, L.L.C. and the purchasers listed on the signature pages thereto dated as of June 15, 2001
3.1(3)	Amended and Restated Certificate of Incorporation of the Company
3.2(3)	Amended and Restated Bylaws of the Company
4.1(3)	Specimen Certificate Representing the Common Stock
4.2(6)	Form of Common Stock Purchase Warrant (Immediate Vesting) issued to stockholders of The Sentry Group, Inc. on October 20, 1998
4.3(6)	Form of Common Stock Purchase Warrant (Contingent Vesting) issued to stockholders of The Sentry Group, Inc. on October 20, 1998
4.4(13)	Common Stock Purchase and Sale Agreement by and among META Group, Inc. and the purchasers listed on the signature pages thereto dated as of June 15, 2001
4.5(2)†	Amended and Restated Credit Agreement between META Group, Inc. and The Bank of New York dated November 5, 2001

4.6†	Revolving Credit Note of META Group, Inc. in favor of The Bank of New York in the principal amount of $12,000,000 dated November 5, 2001
4.7†	Term Note of META Group, Inc. in favor of The Bank of New York in the principal amount of $8,000,000 dated November 5, 2001
4.8†	Amended and Restated Security Agreement between META Group, Inc. and The Bank of New York dated November 5, 2001
4.9†	Amended and Restated Subsidiary Guarantee among MG (Bermuda) LTD., META Group Australia Holdings, PTY., META Group Singapore PTE. Limited, 1422722 Ontario Inc., Abundant Strategy SDN. BHD., META Group, Inc., and The Bank of New York dated November 5, 2001
4.10(15)	Offer to Exchange Outstanding Stock Options between META Group, Inc. and Certain Employee Option Holders, dated September 19, 2001
4.11(2)†	Amendment No. 1 and Waiver No. 1 to the Credit Agreement dated as of March 26, 2002
10.1(15)*	Second Amended and Restated 1995 Stock Plan
10.2(15)*	Form of Incentive Stock Option Agreement under the Second Amended and Restated 1995 Stock Plan
10.3(15)*	Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated 1995 Stock Plan
10.4(5)*	Second Amended and Restated 1995 Employee Stock Purchase Plan Enrollment Authorization Form
10.5†*	Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.6(4)*	Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan of the Registrant
10.7(2)(3)*	Agreement between First Albany Corporation and the Company dated March 30, 1995
10.8(3)*	Restated and Amended 1989 Stock Option Plan, as amended
10.9(3)*	Form of Incentive Stock Option Agreement under 1989 Stock Option Incentive Plan
10.10(3)*	Form of Certificate and Agreement under Restated and Amended 1989 Stock Option Plan
10.11(3)*	1993 Stock Option and Incentive Plan, as amended
10.12(3)*	Form of Certificate and Agreement under 1993 Stock Option and Incentive Plan
10.13(3)*	Form of Warrant under the Restated and Amended 1989 Stock Option Plan and 1993 Stock Option and Incentive Plan
10.14(3)	Form of International Sales Representative Agreement
10.15(3)	Office Lease between International Business Machines Corporation and the Company dated August 1, 1994
10.16(6)*	Form of META Group, Inc./JMI Long Term Incentive Compensation Plan
10.17(7)*	Amended and Restated 1996 Equity Compensation Plan of The Sentry Group, Inc.
10.18(8)*	Employment agreement between META Group, Inc. and Larry R. DeBoever dated as of October 15, 1996
10.19(8)*	Promissory Note dated as of November 1, 1996 issued by Larry R. DeBoever to META Group, Inc. in an aggregate principal amount of $500,000
10.20†*	Second Amended and Restated 1995 Employee Stock Purchase Plan
10.21(2)(9)*	Letter Agreement dated as of February 2, 2000 between META Group, Inc. and Larry R. DeBoever
10.22 (11)*	Asset Purchase Agreement among Rubin Systems Inc., Howard Rubin, and META Group, Inc. dated as of October 27, 2000
10.23(11)*	Employment and Management Agreement between META Group, Inc. and Howard Rubin dated as of October 27, 2000

10.24(11)*	Office Lease between Harbor Vista Associates Limited Partnership and the Company dated March 31, 1999
10.25(12)*	Employment agreement by and between John A. Piontkowski and META Group, Inc. dated March 1, 2001
10.26(12)	Consulting Services Agreement by and between META Group, Inc. and Simmons Associates, dated July 26, 2000
10.27(13)	Form of META Group, Inc./JMI Long Term Incentive Compensation Plan Waiver and Release Agreement
10.28(14)*	Employment Agreement between META Group, Inc. and Michael Levine dated September 11, 2001
10.29(14)*	Employee Noncompetition, Nondisclosure and Developments Agreement between META Group, Inc. and Michael Levine dated as of September 11, 2001
10.30(14)*	Incentive Stock Option Agreement between META Group, Inc. and Michael Levine dated as of September 11, 2001
21.1†	List of Subsidiaries
23.1†	Consent of Deloitte & Touche LLP
24.1†	Power of Attorney (see page 44)

(1)
Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated October 20, 1998 and filed on November 3, 1998 (File No. 0-27280).

(2)
Confidential treatment obtained or requested as to certain portions.

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

(8)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and filed on May 14, 1999 (File No. 0-27280)

(9)
Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000 (File No. 0-27280)

(10)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and filed on August 14, 2000 (File No. 0-27280)

(11)
Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and filed on April 2, 2001 (File No. 0-27280)

(12)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 and filed on May 15, 2001 (File No. 0-27280)

(13)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and filed on August 14, 2001 (File No. 0-27280)

(14)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and filed on November 14, 2001 (File No. 0-27280)

(15)
Incorporated herein by reference to the exhibits to the Company's Tender Offer Statement on Schedule TO filed on September 19, 2001
*
Indicates a management contract or any compensatory plan, contract, or arrangement.

†
Filed herewith.

  (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

  (c) Exhibits.

        The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

META Group, Inc.
Date: April 1, 2002	By: /s/ DALE KUTNICK Dale Kutnick Chairman of the Board of Directors, Chief Executive Officer, and Co- Research Director

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 1st day of April 2002.

Signature	Title(s)
/s/ DALE KUTNICK Dale Kutnick	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer), and Co-Research Director
/s/ JOHN A. PIONTKOWSKI John A. Piontkowski	Executive Vice President, Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)
/s/ GAYL W. DOSTER Gayl W. Doster	Director
/s/ FRANCIS J. SALDUTTI Francis J. Saldutti	Director
/s/ HARRY S. GRUNER Harry S. Gruner	Director
/s/ MICHAEL SIMMONS Michael Simmons	Director
/s/ GEORGE C. MCNAMEE George C. McNamee	Director
/s/ HOWARD RUBIN Howard Rubin	Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
META Group, Inc.
Stamford, Connecticut

        We have audited the accompanying consolidated balance sheets of META Group, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of META Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2000 the Company adopted the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and consequently changed the method of revenue recognition for certain of the Company's Advisory Services.

Deloitte & Touche LLP
Stamford, Connecticut
February 19, 2002
(March 26, 2002 as to Note 9)

META GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$21,433	$3,622
Accounts receivable, less allowance for doubtful accounts of $2,446 and $4,031, respectively	40,542	57,825
Deferred commissions	1,150	3,428
Deferred tax asset	2,689	5,806
Other current assets	2,208	3,555

Total current assets	68,022	74,236
Non-current portion of accounts receivable	2,572	4,444
Marketable securities	—	6,719
Property and equipment, net	11,939	14,712
Deferred tax asset	9,866	3,733
Intangible assets, net	33,872	23,532
Investments and advances	8,190	18,818
Other non-current assets	554	6,269

Total assets	$135,015	$152,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,068	$4,856
Deferred revenues	45,827	44,087
Borrowings under revolving credit agreement	3,042	20,900
Current portion of long-term debt	2,724	—
Accrued compensation	5,709	6,086
Accrued liabilities	6,918	3,849
Income taxes payable	567	176
Other current liabilities	5,450	463

Total current liabilities	72,305	80,417
Long-term debt	5,111	—
Non-current deferred revenues	4,813	6,338

Total liabilities	82,229	86,755
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value, authorized 45,000,000 shares; issued 13,605,187 and 11,619,025 shares	136	116
Paid-in capital	58,102	52,874
Retained earnings (deficit)	(4,412)	13,198
Accumulated other comprehensive loss	(381)	(160)
Treasury stock, at cost, 802,016 and 647,016 shares, respectively	(659)	(320)

Total stockholders' equity	52,786	65,708

Total liabilities and stockholders' equity	$135,015	$152,463

See notes to consolidated financial statements.

META GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	2001	2000	1999
Revenues:
Advisory services	$85,483	$84,556	$69,998
Strategic consulting	26,863	27,707	22,370
Published research products	5,439	7,009	7,315

Total revenues	117,785	119,272	99,683

Operating expenses:
Cost of services and fulfillment	62,439	69,728	52,224
Selling and marketing	45,242	37,161	23,194
General and administrative	15,426	17,519	8,356
Depreciation and amortization	7,708	4,867	2,596
Restructuring charge	359	—	—

Total operating expenses	131,174	129,275	86,370

Operating income (loss):	(13,389)	(10,003)	13,313
Other income (expense):
Impairment loss	(9,165)	(2,640)	—
Other income, net	2,063	361	1,800

Income (loss) before provision (benefit) for income taxes	(20,491)	(12,282)	15,113
Provision (benefit) for income taxes	(2,881)	(4,244)	5,883

Income (loss) before cumulative effect of change in accounting	(17,610)	(8,038)	9,230
Cumulative effect of change in accounting (Note 2)	—	(2,438)	—

Net income (loss) (Note 2)	$(17,610)	$(10,476)	$9,230

Income (loss) before cumulative effect of change in accounting per diluted common share	$(1.47)	$(.75)	$.80
Cumulative effect of change in accounting per diluted common share	$—	$(.22)	$—

Net income (loss) per diluted common share	$(1.47)	$(.97)	$.80

Weighted average number of diluted common shares outstanding	11,960	10,763	11,501

Income (loss) before cumulative effect of change in accounting per basic common share	$(1.47)	$(.75)	$.86
Cumulative effect of change in accounting per basic common share	$—	$(.22)	$—

Net income (loss) per basic common share	$(1.47)	$(.97)	$.86

Weighted average number of basic common shares outstanding	11,960	10,763	10,719

See notes to consolidated financial statements.

META GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

		Accumulated Other Comprehensive Loss	Common Stock				Treasury Stock
					Paid-in Capital	Retained Earnings (Deficit)
	Total		Shares	Amount			Shares	Amount
Balance, January 1, 1999	$72,690		12,319	$123	$58,443	$14,444	(647)	$(320)
Exercise of stock options	1,538		487	5	1,533
Issuance of shares under employee stock purchase plan	734		57	1	733
Equity based compensation	150				150
Income tax benefit from stock options exercised	563				563
Repurchase and retirement of shares	(22,751)		(2,007)	(20)	(22,731)
Comprehensive income:
Unrealized loss on marketable securities, net of tax	(469)	$(469)
Net income	9,230					9,230

Total comprehensive income	8,761

Balance, December 31, 1999	61,685	(469)	10,856	109	38,691	23,674	(647)	(320)
Exercise of stock options	4,165		376	3	4,162
Issuance of shares under employee stock purchase plan	1,026		101	1	1,025
Equity based compensation	129				129
Income tax benefit from stock options exercised	1,425				1,425
Repurchase and retirement of shares	(662)		(25)		(662)
Sentry earnout shares	6,793		274	3	6,790
Sentry earnout warrants	939				939
Rubin Systems, Inc. acquisition	375		37		375
Comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	305	305
Foreign currency translation adjustment	4	4
Net income (loss)	(10,476)					(10,476)

Total comprehensive income (loss)	(10,167)

Balance, December 31, 2000	65,708	(160)	11,619	116	52,874	13,198	(647)	(320)
Exercise of stock options	88		83	1	87
Repurchase of shares	(339)						(155)	(339)
Issuance of shares under employee stock purchase plan	255		120	1	254
Equity-based compensation	75				75
Income tax benefit from stock options exercised	7				7
Private placement of common stock	4,573		1,727	17	4,556
Rubin Systems, Inc. earnout shares	250		57	1	249
Comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	191	191
Less: reclassification adjustment for gains realized in net income	(27)	(27)
Foreign currency translation adjustment	(385)	(385)
Net income (loss)	(17,610)					(17,610)

Total comprehensive income (loss)	(17,831)

Balance December 31, 2001	$52,786	$(381)	13,606	$136	$58,102	$(4,412)	(802)	$(659)

See notes to consolidated financial statements.

META GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Operating activities:
Net income (loss)	$(17,610)	$(10,476)	$9,230
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting		2,438
Depreciation and amortization	7,708	4,867	2,596
Provision (benefit) for doubtful accounts	6,430	4,723	(415)
Impairment loss on investments and advances	9,165	2,640
Gain on sale of investment	(2,563)
(Gain) loss on sale of marketable securities	(46)		268
Equity-based compensation and other non-cash charges	427	559	150
Deferred income taxes	(3,152)	(5,685)	2,559
Tax benefit from exercise of stock options	7	1,425	563
Changes in assets and liabilities (net of business acquisitions):
Accounts receivable	11,806	(14,120)	(20,660)
Deferred commissions	2,270	(1,026)	(966)
Other current assets	1,921	(873)	412
Other assets	5,009	(2,084)	(2,023)
Accounts payable	(3,978)	4,469	(1,074)
Accrued compensation and other expenses	2,920	(793)	2,478
Deferred revenues	(2,115)	3,338	10,835

Net cash (used in) provided by operating activities	18,199	(10,598)	3,953

Investing activities:
Capital expenditures	(1,871)	(11,657)	(4,978)
Proceeds from sales/maturities of marketable securities	7,043		29,357
Proceeds from sale of investment	2,940
Payments made for acquisitions, net of cash acquired	(2,138)	(8,251)
Investments and advances	—	(1,406)	(7,692)

Net cash (used in) provided by investing activities	5,974	(21,314)	16,687

Financing activities:
Proceeds from private placement of common stock, net of offering costs	4,573
Proceeds from bank borrowings	1,000	20,900
Repayment of bank borrowings	(12,016)
Repurchase of shares		(662)	(22,751)
Proceeds from employee stock purchase plan	255	1,025	734
Proceeds from exercise of stock options	88	4,165	1,538

Net cash provided by (used in) financing activities	(6,100)	25,428	(20,479)

Effect of exchange rate changes on cash and cash equivalents	(262)

Net (decrease) increase in cash and cash equivalents	17,811	(6,484)	161
Cash and cash equivalents at beginning of year	3,622	10,106	9,945

Cash and cash equivalents at end of year	$21,433	$3,622	$10,106

Supplemental cash flow information:
Cash paid during the year for income taxes	$0	$3,433	$846

Cash paid during the year for interest	$1,361	$518	$0

See notes to consolidated financial statements.

1. Business Description

        META Group, Inc. and its subsidiaries, 1422722 Ontario Inc. ("META Group Canada"), The Sentry Group, Inc., META Group Australia Holdings PTY Limited ("META Group Australia"), META Group Singapore PTE Limited ("META Group Singapore"), Abundant Strategy SDN.BHD ("META Group Malaysia"), META Group France, META Group AG ("META Group Germany") and MG (Bermuda) Ltd. (collectively the "Company") is a leading independent research and consulting firm focusing on information technology ("IT") and business transformation strategies. The Company's goal is to deliver objective, consistent, and actionable guidance to enable organizations to innovate more rapidly and effectively.

        The Company's domestic revenues are generated by a direct sales force calling on IT user and vendor clients. International marketing and sales are performed by independent sales representative organizations, its subsidiaries in Canada, Australia, Singapore, Malaysia and France, and its majority owned subsidiary in Germany. Under the terms of the Company's agreements with independent sales representative organizations, the Company realizes Advisory Services revenues from such organizations at rates of 25% to 40% of amounts billed to their clients.

        Revenues from independent sales representative organizations and the Company's subsidiaries in Canada, Australia, Singapore, Malaysia and France accounted for approximately 18%, 16%, and 17% of the Company's total Advisory Services revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

2. Change in Accounting

        In the fourth quarter of 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). The Company identified certain newer Advisory Services product offerings containing multiple service elements where revenue was recognized as the services were performed. The Company has elected to record these multiple element contracts on the straight-line method over the contract term, consistent with the treatment of the Company's other traditional Advisory Services product offerings because it is the Company's belief that the straight-line method is most appropriate given the increased sales volumes and the varying usage patterns by customers of the underlying services. As required by SAB 101, the Company retroactively adopted the provisions effective January 1, 2000, and has reported this on the Consolidated Statement of Operations as a cumulative effect of a change in accounting in the amount of $2.4 million, net of tax. The impact of this change in accounting on quarterly results for 2000 is reflected in Note 16.

        The pro-forma net income and earnings per share amounts for the year ended December 31, 1999, assuming an adoption date of January 1, 1998 was as follows:

Year Ended December 31, 1999
Net income (in thousands)	$7,856

Net income per basic common share	$0.73

Net income per diluted common share	$0.68

3. Significant Accounting Policies

        Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for acquisitions of companies accounted for using the purchase method have been included in the consolidated statements of operations beginning on the closing date of acquisition. Operations of the Company's French and Asia Pacific subsidiaries are consolidated on a one month lag and the operations of the German subsidiary will be consolidated on a two month lag.

        Foreign Currency Translation.    All assets and liabilities of foreign subsidiaries are translated into US dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in stockholders' equity.

        Revenue and Commission Expense Recognition.    Advisory Services revenues are recognized on a straight-line basis over the subscription contract period, generally one year. All subscription contracts are billable at signing, absent special terms granted on a limited basis from time to time. As such, the Company's policy is to record at the time of signing of an Advisory Services subscription contract the fees receivable and related deferred revenues for the full amount of the subscription contract. Accounts receivable and deferred revenues that extend beyond a 12-month period have been classified on the consolidated balance sheets as non-current. The Company also records the related sales commission obligation upon the signing of the subscription contract and amortizes the corresponding deferred commission expense over the subscription period in which the related Advisory Services revenues are earned and amortized to income. All subscription contracts are cancelable only for non-performance, except for certain government contracts that have a 30-day cancellation clause. Historically, such cancellations have not been material. The Company records estimated reductions to revenue for customer cancellations. Strategic Consulting and Published Research Products revenues are recognized at the time the applicable service is rendered or product is delivered.

        Supplemental Statements of Cash Flow Data.    During the year ended December 31, 2001, in connection with the acquisition of substantially all the assets of Rubin Systems, Inc. ("RSI), the Company issued 57,084 shares of its common stock, $0.01 par value per share (the "Common Stock"). The value of the shares ($250,000) was allocated to the assets acquired. During the year ended December 31, 2000, the Company issued 36,874 shares of Common Stock in connection with the RSI acquisition. The value of the shares issued ($375,000) was allocated to the assets acquired. During the year ended December 31, 2000, the Company issued 274,470 shares in connection with the payment of contingent consideration pursuant to the acquisition of the Sentry Group, Inc. In addition, 75,000 warrants to purchase Common Stock became exercisable when such contingent consideration was earned. The value of the shares and warrants totaled $7.7 million and was recorded as goodwill.

        Product Development.    All costs incurred in the development of new products and services are expensed as incurred.

        Property and Equipment.    Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years.

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

        Marketable Securities.    Investments with original maturities of more than three months were classified as marketable securities. Marketable securities at December 31, 2000 were considered "available-for-sale" and carried at fair market value. Unrealized gains and losses, net of income tax effects, were reflected as "Accumulated other comprehensive loss" in Stockholders' Equity and had no effect on net income. During the year ended December 31, 2001, the Company liquidated its marketable securities and recognized a gain of $46,600, which is included in the Company's consolidated statement of operations for the year ended December 31, 2001.

        Earnings per Share.    Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common equivalent shares (options and warrants to purchase Common Stock) outstanding. Common shares outstanding includes issued shares less shares held in treasury for the respective year.

        Concentration of Credit Risk.    Financial instruments that potentially subject the Company to credit risk consist primarily of cash and trade receivables. The Company maintains its cash with major financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets into which the Company's products and services are provided, as well as their dispersion across many different geographic areas. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments consist of irrevocable letters of credit guaranteeing certain local bank borrowings and operating leases of its independent sales representative organizations and certain performance obligations by the Company. The Company has no other material off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

        Fair Value of Financial Instruments.    Most of the Company's financial instruments, including cash, trade receivables and payables, and accrued liabilities are short-term in nature. Accordingly, the carrying amount of these financial instruments approximates fair value. The carrying amount of the Company's bank debt approximates fair value as the rate of interest on this facility approximates the current market rate of interest for similar instruments with comparable maturities.

        Long-Lived Assets.    The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company's ability to recover the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted cash flows are less than the carrying value of such asset, an impairment loss would be recognized for the difference between estimated fair value and carrying value. As a result of the Company's review, during the years ended December 31, 2001 and 2000, the Company provided for $9.2 million and $2.6 million, respectively, of impairment losses on several of its investee companies (Note 8). The assessment of impairment requires management to make estimates of expected future cash flows along with other available market data, including peer group market comparables of public companies, reviewing the business climate of each investee, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be impaired and therefore requires an adjustment to the carrying value. It is possible that future events or circumstances could cause these estimates to change.

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

        Intangible Assets.    Intangible assets include goodwill, customer lists, non-compete agreement, intellectual property and content databases. Goodwill represents the excess of the purchase price of acquired businesses over the fair value of net assets acquired and is being amortized using the straight-line method over a period ranging from 10 to 30 years. In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets", amortization of goodwill will cease on January 1, 2002. The non-compete agreement is being amortized on a straight-line basis over the period of the agreement (four years), the customer lists are being amortized over their estimated useful lives of 1 to 7 years, the intellectual property is being amortized over a period of 5 years, and the databases are being amortized over a period of 7 years.

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

3. Significant Accounting Policies (Continued)

        In June 2001, Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets" were released. SFAS 141 requires all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 141 was effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, however early adoption is permitted. As required by SFAS 142, the Company will perform an impairment test on goodwill and other intangible assets as of January 1, 2002. Thereafter, the Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. All companies have six months subsequent to the date of adoption to complete the initial goodwill impairment test. Amortization of goodwill and certain other intangible assets, including those recorded in past business combinations, will cease on January 1, 2002. The Company is required to adopt SFAS 142 on January 1, 2002. The annual reduction in expense due to the discontinuance of goodwill amortization beginning in 2002 will be approximately $1.1 million. The Company has not yet determined any further impact SFAS 142 will have on its existing goodwill.

        In August 2001, Statement of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations" was released. This statement, effective January 1, 2003, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" was released. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. This statement also supercedes the accounting reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of SFAS 144 are effective for the fiscal years beginning after December 15, 2001. The Company believes SFAS 143 and SFAS 144 are not expected to have any impact on its results of operations or financial position.

4. Acquisitions

        In January 2001, the Company acquired substantially all of the assets of two of its Asia Pacific distributors, one based in Sydney, Australia and the other headquartered in Singapore. With these acquisitions, the distributors became wholly owned subsidiaries of the Company. The total purchase price amounted to approximately $3 million, consisting of cash in the amount of $1.9 million, the conversion into equity of accounts receivable from the distributors in the amount of $470,000, and the assumption of certain liabilities. The acquisitions were accounted for under the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. Such allocation resulted in goodwill of $1.7 million, which was being amortized over 20 years. Amortization of the goodwill will cease on January 1, 2002 in accordance with SFAS 142. Of the acquired assets, approximately $600,000 related to the customer list of the seller, which is being amortized over one year, and approximately $500,000 related to intellectual property, which is being amortized over five years.

        On December 31, 2001, the Company acquired an additional 44% ownership interest in META Group Germany. The Company had previously acquired a 9% interest in META Group Germany in 1999 in exchange for the forgiveness of accounts receivable owed to the Company in the amount of $1 million. With the acquisition, META Group Germany became a majority-owned subsidiary of the Company. META Group Germany owns the exclusive distribution rights to the Company's products and services in Spain, Portugal, Switzerland, Germany, Austria, and Central, Southern and Eastern Europe. The consideration for the acquisition was the agreement of the Company to subordinate approximately $4.0 million of accounts receivable owed to it by META Group Germany to all other debts of META Group Germany. The Company consolidated META Group Germany's balance sheet at December 31, 2001. The acquisition was accounted for under the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. Such preliminary allocation resulted in goodwill of approximately $7.2 million and approximately $1.7 million related to the customer list of META Group Germany, which will be amortized over 7 years. The operational results of META Group Germany will be consolidated with the Company's results beginning in the first quarter of 2002. During the years ended December 31, 2000 and 2001, the Company generally realized revenues from META Group Germany at rates of 10%-40% of amounts billed.

        In November 2000, the Company completed the acquisition of substantially all the assets of META Group Canada, Inc., the Company's independent sales representative organization in Canada, for $4.7 million in cash and the assumption of certain liabilities. The acquisition was accounted for under the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. Such allocation resulted in goodwill of $3.6 million, which was being amortized over 20 years. Amortization of the goodwill will cease on January 1, 2002 in accordance with SFAS 142. Of the acquired assets, $2.2 million related to the customer list of the seller, which is being amortized over five years.

        In October 2000, the Company completed the acquisition of substantially all the assets of RSI, a provider of IT trend-tracking, finance analysis, and software engineering measurement consulting, for an initial payment of $750,000 in cash, $375,000 in Common Stock (36,874 shares), and the assumption of certain liabilities. During the year ended December 31, 2001, the Company paid $1 million in cash and issued $250,000 in Common Stock (57,084 shares) as contingent consideration to RSI as a result of the achievement of certain financial targets. In the event certain financial targets are met, additional contingent consideration of up to $3.1 million payable in cash and $1.9 million payable in Common Stock may be paid through March 2004. In the event the aggregate number of shares issued in satisfaction of additional contingent consideration exceeds 349,526, the remaining consideration will be payable in cash. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

        In September 2000, the Company completed the acquisition of all the outstanding limited liability company interests of SPEX Research LLC ("SPEX"), an IT market research company that conducts evaluations of enterprise software packages, for approximately $1.6 million in cash and the conversion of a $200,000 convertible promissory note. In addition, the Company assumed $1.2 million in liabilities. The acquisition was accounted for under the purchase method and, accordingly, the operations of SPEX have been included in the consolidated financial statements from the date of acquisition. The excess purchase price over the fair value of amounts assigned to the net assets acquired was $3.1 million and has been recorded as goodwill, which was being amortized over 10 years. Amortization of the goodwill will cease on January 1, 2002 in accordance with SFAS 142.

        In October 1998, the Company completed the acquisition of all the outstanding capital stock of The Sentry Group, Inc. ("Sentry"), an IT consulting company, for an initial payment of 195,066 shares of Common Stock and a contingent payment of up to $7 million in Common Stock or (at the Company's option) cash in the event certain financial targets were met by Sentry for 1999. In addition, the Company issued to Sentry stockholders warrants to purchase up to 200,000 shares of Common Stock at $30.00 per share, 125,000 shares of which were immediately exercisable and 75,000 shares of which were contingently exercisable upon Sentry achieving certain financial targets in 1999. As of December 31, 1999, the contingent payment of $7 million had been earned. Accordingly, the contingent warrants were fully exercisable. The fair value of such warrants was approximately $940,000 and was recorded as additional goodwill during the year ended December 31, 2000. The 125,000 warrants expire in October 2002, and the 75,000 warrants expire in May 2004. During the year ended December 31, 2000, the Company issued 274,470 shares of Common Stock and paid approximately $470,000 in cash to certain of the former Sentry shareholders.

        The acquisition was accounted for under the purchase method and, accordingly, the operations of Sentry have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. Such allocation resulted in goodwill of $13.9 million, which was being amortized over 30 years. Amortization of the goodwill will cease on January 1, 2002 in accordance with SFAS 142.

        The unaudited pro forma results of operations for the years ended December 31, 2000 and 2001 have been set forth below as though the Canada, Australia, Singapore and German acquisitions had occurred as of January 1, 2000 (in thousands, except per share data).

	December 31,
	2001	2000
Revenues	$129,018	$134,965
Loss before benefit for income taxes	$(25,253)	$(13,653)
Net loss	$(22,372)	$(11,847)
Net loss per share:
Diluted	$(1.87)	$(1.10)
Basic	$(1.87)	$(1.10)

5. Marketable Securities

        The Company held investments in marketable securities that were classified as available for sale on the consolidated balance sheet at December 31, 2000. At December 31, 2000 such securities were marked-to-market, resulting in an unrealized loss of $164,000, net of $113,000 of income tax benefits, which was reflected as "Accumulated other comprehensive loss" in Stockholders' Equity at December 31, 2000. During the year ended December 31, 2001, $3 million of the Company's marketable securities were called by the issuer, and the remaining $4 million were sold by the Company. The Company recognized a gain of $46,600 on the sale of the marketable securities which is included in the Company's statement of operations for the year ended December 31, 2001.

5. Marketable Securities (Continued)

        Marketable securities at December 31, 2000 included the following (in thousands):

	Cost	December 31, 2000 Gross Unrealized Holding Gains (Losses)	Fair Value
US government issued mortgage backed bonds	$6,996	$(277)	$6,719

6. Property and Equipment

        Property and equipment consists of the following (in thousands):

	December 31,
	2001	2000
Leasehold improvements	$1,627	$1,600
Computer equipment, software, and peripherals	18,993	16,691
Web site development costs	2,734	2,530
Furniture and fixtures	1,367	1,304

	24,721	22,125
Less: accumulated depreciation	(12,782)	(7,413)

	$11,939	$14,712

        Depreciation expense was $5.3 million, $4.1 million and $2.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

7. Intangible Assets

        Intangible assets consist of the following (in thousands):

	December 31,
	2001	2000
Goodwill	$29,988	$21,148
Customer list	4,325	2,167
Content databases	2,000	971
Non-compete agreement	375	182
Other	512

Total	37,200	24,468
Less: accumulated amortization	(3,328)	(936)

	$33,872	$23,532

8. Investments and Advances

        At December 31, 2001 and 2000, the Company had investments in and advances to companies in parallel or synergistic industries. Such investments and advances are summarized below (in thousands):

	December 31,
	2001	2000
META Secur e-Com Solutions	$100	$2,799
Spikes Cavell & Co.	2,346	2,765
Computerwire	50	2,531
enamics, Inc.	50	1,530
Client/Server Labs-Tescom	1,385	1,385
Syndicated Research Group	200	1,210
META Group Northern Europe	1,649	—
META Group Belgium	—	1,247
Other	2,410	5,351

	$8,190	$18,818

        In 2001, through the acquisition of META Group Germany, the Company acquired an interest in META Group Northern Europe in the form of an equity investment and a 3 year promissory note.

        In March 2001, the Company closed on the sale of its investment in Intermedia Group. Cash proceeds were $2.9 million, resulting in a pre-tax gain of approximately $2.6 million, which is included in other income in the Company's consolidated statement of operations for the year ended December 31, 2001.

        In the above table, included in Other are several investments in and advances to investee companies, some of which include investments in and advances to certain of the Company's independent international sales representative organizations. None of the investments and advances exceed more than $1 million individually. All of the Company's investments are accounted for under the cost method.

        The Company follows a practice to review its individual investments for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, the Company reviews the business climate of each investee, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. The Company recorded impairment losses of $9.2 million and $2.6 million for the years ended December 31, 2001 and 2000, respectively. The losses taken were determined on a specific identification method considering each investee's particular facts and circumstances in existence at that time.

        The Company will continue to evaluate its investments for impairment every quarter, and based on its review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment.

9. Bank Debt

        In September 2000, the Company entered into a $25 million one-year senior revolving credit facility (the "Old Facility") with its bank which in September 2001 converted into a five year term loan payable in 60 consecutive monthly installments. In October 2001, the Company made a principal payment of $365,000 in accordance with the terms of the Old Facility. Additionally in October 2001, $2 million of the Company's marketable securities were called by the issuer and the proceeds were used to pay down the Old Facility. On November 5, 2001 the Company restructured the Old Facility with its bank by entering into a $20 million amended and restated credit agreement (the "New Facility"). The New Facility replaces the Old Facility and consists of an $8 million term loan (the "Term Loan") payable in 36 monthly consecutive installments that commenced in December 2001, and a $12 million revolving credit facility (the "Revolving Facility"). Both mature in November 2004. In November and December 2001, an additional $1 million of the Company's marketable securities were called by the issuer, and the Company sold the remaining $4 million of its marketable securities. All proceeds were used to pay down the Revolving Facility. The Company also paid down the Revolving Facility and Term Loan an additional $4.6 million from its cash on hand. As of December 31, 2001 the total amount used under the New Facility was $10.7 million, consisting of $9.9 million in outstanding borrowings ($7.8 million outstanding under the Term Loan and $2.1 million outstanding under the Revolving Facility) and $0.8 million in letters of credit issued on behalf of certain of the Company's independent sales representative organizations and as security for a portion of the Company's Stamford, CT premises lease. During the year ended December 31, 2001, the Company paid $1.36 million in interest expense.

        The New Facility has a borrowing base equal to 80% of the Company's eligible accounts receivable. Interest is payable at the rate of (i) LIBOR plus 2.5% or (ii) the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%. The New Facility is collateralized by the Company's accounts receivable, and requires payment of a commitment fee payable quarterly, in arrears, of 0.25% based on the average, daily, unused portion of the Revolving Facility. The New Facility contains a number of covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities. In addition, the Company is required to maintain certain financial covenants, including a leverage ratio covenant, a fixed charge ratio covenant and a minimum EBITDA covenant. The Company was not in compliance with these covenants for the quarterly period ended December 31, 2001. On March 26, 2002, the Company entered into an amendment to the New Facility, which among other things, waived prior covenant defaults, reset existing covenants, and added a new consolidated net income covenant.

        At December 31, 2001, META Group Germany had two lines of credit with its local bank totaling €1.4 million (approximately $1.2 million). The lines bear interest at 8.5% and are secured by a personal guarantee of META Group Germany's managing director and are collateralized by certain of META Group Germany's accounts receivable as well as shares of the Company held by META Group Germany. At December 31, 2001, META Group Germany had outstanding borrowings totaling $993,000 and was in default of certain financial covenants. Consequently, in February 2002 the Company provided an irrevocable letter of credit for €1 million (approximately $872,500) as collateral to META Group Germany's outstanding borrowings with its bank.

10. Commitments and Contingencies

  Lease Commitments:

        The Company leases office facilities under non-cancelable operating leases. Future minimum lease payments relative to these agreements that have initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year ending December 31,
2002	$5,154
2003	5,101
2004	4,941
2005	3,962
2006	3,523
Thereafter	5,918

$28,599

        Total rent expense was $4.7 million, $3.4 million and $2.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  Contingencies:

        Other than ordinary routine litigation incidental to the Company's business and that the Company believes is unlikely to have a material adverse effect on its business, the Company is not a party, nor is any of its property subject to, any pending legal proceedings.

  Letters of Credit:

        At December 31, 2000, the Company had in place an irrevocable letter of credit guaranteeing bank borrowings of one of its international distributors with the distributor's local bank. In the year ended December 31, 2001 the distributor entered into bankruptcy proceedings, and accordingly was in default on such borrowings. Subsequently, the letter of credit was called by the bank and the Company recorded a loss of $225,000.

        At December 31, 2001, the Company had outstanding letters of credit totaling $834,000 as security for operating leases on behalf of certain of the Company's independent sales representative organizations and a portion of the Company's Stamford, CT premises lease.

  Guarantees:

        The Company has a corporate guarantee in the amount of $375,000 guaranteeing the local bank borrowings of one of its independent sales representative organizations.

11. Income Taxes

        The provision (benefit) for income taxes is as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Current—federal	$253	$962	$1,890
—state and other	18	479	1,434
—foreign	—	—	—

	271	1,441	3,324

Deferred—federal	(2,799)	(4,363)	1,477
—state	(353)	(934)	1,082
—foreign	—	(388)	—

	(3,152)	(5,685)	2,559

	$(2,881)	$(4,244)	$5,883

        During the years ended December 31, 2001 and 2000, the Company generated a pre-tax loss of $18.6 million and $11.3 million, respectively, in the US. During the year ended December 31, 2001 the Company generated a pre-tax loss of $1.9 million from its international subsidiaries. During the year ended December 31, 2000, the Company generated a pre-tax loss of $1 million in Canada. During the year ended December 31, 1999, all income was generated domestically.

        A reconciliation of the income tax (benefit) provision from the amount computed using the federal statutory rate is as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Income tax at statutory rate	$(7,172)	$(4,298)	$5,289
State and other taxes, net of federal benefit	(597)	(324)	2,454
Foreign taxes	(3)	(48)	—
Impact of valuation allowance	4,185	—	(1,939)
Other	706	426	79

	$(2,881)	$(4,244)	$5,883

        The principal components of the Company's deferred tax assets and (liabilities) are as follows (in thousands):

	December 31,
	2001	2000
Depreciation and amortization	$45	$627
Unrealized losses on investments	4,680	1,268
Allowance for doubtful accounts	1,302	1,684
Accrued expenses	39	2,248
Net operating loss carryforwards	10,047	1,891
Deferred revenues	323	1,874
Other	507	150

Deferred tax asset	16,943	9,742
Valuation allowance	(4,388)	(203)

Net deferred tax asset	$12,555	$9,539

        During the year ended December 31, 2001, the Company increased the valuation allowance by $4.2 million. Of this amount, $3.5 million relates to the investment impairment charges recorded by the Company. The remaining $0.6 million increase relates to losses from the Company's foreign subsidiaries.

        At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of $22.8 million expiring in the years ending December 31, 2002 through 2021. In addition, the Company has foreign net operating loss carryforwards of approximately $2.7 million; $0.95 million of which have no expiration period and the remainder expiring in 2006 through 2008. The Company believes that it is more likely than not that these deferred tax benefits will be realized.

        The exercise of non-qualified stock options and the disqualifying dispositions of incentive stock options under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the recipients and deductible by the Company for federal and state income tax purposes. The tax benefit recognized from the utilization of such deductions increased paid-in capital by $7,000, $1.4 million and $563,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

12. Stockholders' Equity

  Private Placement of Common Stock

        In June 2001 the Company completed a private placement of its Common Stock whereby the Company issued 1,726,617 shares of its Common Stock for $2.78 per share to Dale Kutnick, the Company's Chairman of the Board of Directors, Chief Executive Officer and Co-Research Director, and additional purchasers affiliated with Francis J. Saldutti, Harry Gruner and George McNamee, each of whom is a member of the Company's Board of Directors (the "Board of Directors"). The Board of Directors approved the transaction after receiving the favorable recommendation of a Special Committee of the Board of Directors consisting of three disinterested members of the Board of Directors. The Special Committee retained BNY Capital Markets, Inc. as its financial advisor to render a fairness opinion on the transaction. Total proceeds to the Company were $4.57 million, net of offering costs of approximately $227,000. The Common Stock offered in the private placement has not been registered with the Securities and Exchange Commission and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has, however, filed a registration statement with the Securities and Exchange Commission to register the shares issued (other than those issued to Mr. Kutnick), although such registration statement is not yet effective.

12. Stockholders' Equity (Continued)

  Common Stock Repurchases

        In December 2001, pursuant to the acquisition of META Group Germany, the Company acquired 155,000 shares of its Common Stock held by META Group Germany. The shares had a fair value on December 31, 2001 of $2.19 per share. The aggregate value of $339,450 is reflected in Treasury Stock at December 31, 2001. The Company repurchased and retired other shares during the year ended December 31, 2000 in connection with a settlement agreement with a minority stockholder. Such settlement agreement was assumed pursuant to the Sentry acquisition in 1998.

  Stock Option Plans

        The Company's Amended and Restated 1995 Non-Employee Director Stock Option Plan, Second Amended and Restated 1995 Stock Plan, 1993 Stock Option and Incentive Plan, Restated and Amended 1989 Stock Option Plan, and Amended and Restated 1996 Equity Compensation Plan of The Sentry Group, Inc. (the "Plans") provide for grants to employees, directors, and consultants of incentive stock options ("ISOs") and non-qualified stock options ("NQSOs"), for the purchase of up to 350,000, 6,375,000, 2,400,000, 5,400,000, and 359,500 shares of Common Stock, respectively. All options granted under the plans are at an exercise price of not less than fair market value. The Compensation Committee of the Board of Directors determined the dates at which options vest and become exercisable. Upon adoption of the Second Amended and Restated 1995 Stock Plan, the 1993 Stock Option and Incentive Plan and the Restated and Amended 1989 Stock Option Plan were terminated, except as to outstanding stock options.

        Stock option activity under the Plans from January 1, 1999 to December 31, 2001 was as follows:

	Options	Option Price Range			Weighted-Average Exercise Price
Outstanding January 1, 1999	2,940,273	$.10	–	$27.44	$13.23
Granted	1,304,350	8.25	–	25.25	11.37
Exercised	(487,262)	.10	–	21.79	3.16
Canceled	(340,979)	8.25	–	25.25	15.80

Outstanding December 31, 1999	3,416,382.25		–	27.44	13.71
Granted	1,755,894	5.29	–	27.50	16.07
Exercised	(375,517)	.42	–	25.25	11.09
Canceled	(494,890)	8.25	–	25.25	16.57

Outstanding December 31, 2000	4,301,869.25		–	27.50	14.57
Granted	1,287,012	1.90	–	6.50	2.53
Exercised	(82,701)	0.42	–	1.33	0.79
Canceled	(1,936,314)	1.90	–	25.25	17.01

Outstanding December 31, 2001	3,569,866.25		–	27.50	9.26

Exercisable:
December 31, 2001	1,700,368				$11.25

December 31, 2000	1,500,260				$14.31

December 31, 1999	1,145,481				$12.84

        At December 31, 2001, 660,994 shares were issuable upon the exercise of outstanding NQSOs. All other stock options outstanding were ISOs.

        The following table summarizes information about stock options outstanding at December 31, 2001:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AS OF 12/31/01	WEIGHTED AVERAGE REMAINING LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AS OF 12/31/01	WEIGHTED AVERAGE EXERCISE PRICE
$0.25–$ 2.77	1,146,597	9.34	$2.31	379,941	$2.65
2.82– 8.25	1,012,292	7.99	6.60	337,743	7.06
9.19– 14.38	502,827	5.94	11.27	377,966	11.63
14.50– 21.79	517,922	5.78	16.59	433,789	16.62
22.50– 27.50	390,228	7.87	24.22	170,929	24.20

$0.25–$27.50	3,569,866	7.80	$9.26	1,700,368	$11.25

        The weighted average remaining contractual life of options outstanding at December 31, 2001, 2000, and 1999 was 7.80, 7.64, and 7.24 years, respectively. The estimated fair value of options granted during the years ended December 31, 2001, 2000, and 1999 was $1.87, $10.26, and $6.81 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. Had compensation cost for the Company's stock option plans and stock purchase plan been determined based on fair value at the option grant dates for awards in accordance with the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 2001, 2000 and 1999 would have been reflective of the pro forma amounts indicated below:

Net (loss) income (in thousands):	2001	2000	1999
As reported	$(17,610)	$(10,476)	$9,230
Pro forma	(19,026)	(16,163)	4,845
Net (loss) income per diluted common share:
As reported	$(1.47)	$(0.97)	$.80
Pro forma	(1.59)	(1.50)	.42
Net (loss) income per basic common share:
As reported	$(1.47)	$(0.97)	$.86
Pro forma	(1.59)	(1.50)	.45

        The fair value of options granted under the Company's fixed stock option plans during the years ended December 31, 2001, 2000, and 1999 was estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2001	2000	1999
Expected life from vest date (in years)	1.6–5.4	1.6–5.4	1.5–5.5
Risk-free interest rates	1.8–5.3%	4.5–5.3%	6.1–6.8%
Volatility	90–148%	73–99%	66–82%
Dividend yield	—	—	—

        Pro forma compensation cost related to shares purchased under the Second Amended and Restated 1995 Employee Stock Purchase Plan (the "Purchase Plan") is measured based on the discount from market value. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future pro forma effects.

  Stock Option Tender Offer

        In September 2001, the Company initiated a voluntary stock option exchange offer for stock options with an exercise price greater than $12 per share to certain eligible employee option holders. The Company's senior executives and members of the Board of Directors were not eligible to participate in the offer. In October 2001, the offer period expired and 752,469 stock options were accepted for exchange and cancelled. The Company currently intends to grant the same amount of options in April 2002 at the fair market value on the actual date of grant to those eligible employees still employed at the date of grant.

  Stock Purchase Plan

        The Purchase Plan was adopted by the Board of Directors and approved by the Company's stockholders on October 2, 1995. The Purchase Plan provides for the issuance of a maximum of 750,000 shares of Common Stock to employees at prices equal to 85% of the lesser of the market price of the Common Stock on the first or last day of the semi-annual plan period. During the years ended December 31, 2001 and 2000, the Company issued 119,760 and 101,271 shares, respectively, under the Purchase Plan.

  Earnings per Share

        For the year ended December 31, 2001, for the purpose of calculating earnings per share—basic and diluted, the weighted average number of shares of Common Stock outstanding was 11,960,100. Diluted earnings per share for the year ended December 31, 2001 excludes 126,937 Common Stock equivalents (options and warrants) because they are anti-dilutive. For the year ended December 31, 2000, for the purpose of calculating earnings per share—basic and diluted, the weighted average number of shares of Common Stock outstanding was 10,763,454. Diluted earnings per share for the year ended December 31, 2000 excludes 861,380 Common Stock equivalents (options and warrants) because they are anti-dilutive. For the year ended December 31, 1999, for the purpose of calculating earnings per share—basic, the weighted average number of shares of Common Stock outstanding was 10,719,094; and for the purpose of calculating earnings per share—diluted, the weighted average number of shares of Common Stock outstanding was 11,500,692, which includes 781,598 shares representing the dilutive effect of outstanding options.

  Long Term Incentive Plan

        The META Group, Inc./JMI Long Term Incentive Compensation Plan (the "Long Term Incentive Plan") was adopted by the Company in July 1998. The purpose of the Long Term Incentive Plan was to provide a significant retention incentive for key officers of the Company through the issuance of a maximum of 1,000 limited partnership units to such officers. The selection of key officers for participation in the Long Term Incentive Plan, the number of units granted to each participant, vesting and the determination of the value of each participant's units were generally determined by the

Compensation Committee. As of December 31, 2000, a total of 588 units had been granted to key officers. No compensation expense was recognized by the Company pursuant to the Long Term Incentive Plan during the years ended December 31, 2001, 2000 and 1999.

        In June 2001, the Company sold its limited partnership interest in the JMI Equity Side Fund, L.P. (the "JMI Fund") to affiliates of the JMI Fund and an unrelated third party for total proceeds of $3.15 million. The Company recorded a loss on the sale of $26,000. The Company had subscribed for up to $4.0 million in limited partnership interests in the JMI Fund. Distributions from the JMI Fund in excess of a return of capital and the Company's cost of capital were intended to fund payouts under the Long Term Incentive Plan. Prior to the Company's sale of its limited partnership interest in the JMI Fund, each participant in the Long Term Incentive Plan waived his or her rights to receive such payouts in consideration for stock options granted by the Company. A total of 502,000 stock options were granted to such participants in the year ended December 31, 2001. The Board of Directors resolved on May 7, 2001 to terminate the Long Term Incentive Plan and that no further units may be granted or issued under the Long Term Incentive Plan. Mr. Harry Gruner, a director of the Company, is a managing member of JMI Side Associates, L.L.C (the general partner of the JMI Fund), is affiliated with certain of the purchasers, and purchased approximately three percent of the limited partnership interests sold by the Company.

13. Employee 401(k) Savings Plan

        The Company has a tax-deferred employee 401(k) savings plan covering substantially all employees. Contributions by the Company are made at the Company's discretion. No contributions have been made by the Company under this plan. On December 9, 1999, the Board of Directors authorized the merger of Sentry's 401(k) profit sharing plan (the "Sentry Plan") into the Company's existing plan. The merger was effective as of January 1, 2000. Immediately prior to the effective date of the merger, all participants in the Sentry Plan became 100% vested in their account balance under the Sentry Plan. In September 2000, the Company completed the acquisition of all the outstanding limited liability company interests of SPEX Research LLC. Pursuant to the acquisition, the SPEX Research LLC 401(k) Plan was terminated. In 2001, all active participant account balances were transferred into the Company's existing plan.

14. Related Party Transactions

        The Company had subscribed for up to $4.0 million in limited partnership interests in the JMI Fund (Note 12). Distributions from the JMI Fund in excess of a return of capital and the Company's cost of capital were intended to fund payouts under the Long Term Incentive Plan. In June 2001, the Company sold its limited partnership interest in the JMI Fund to affiliates of the JMI Fund and an unrelated third party for total proceeds of $3.15 million. The Company recorded a loss on the sale of $26,000. Contemporaneously with the Company's subscription to the JMI Fund, JMI, Inc., the management company of the JMI Fund, became a full-service client of the Company. In the years ended December 31, 2001, 2000 and 1999, the Company received $115,000, $83,000 and $125,000 from JMI, Inc. in consideration of services and consulting. Mr. Harry Gruner, a director of the Company, is a managing member of JMI Side Associates, L.L.C (the general partner of the JMI Fund), is affiliated with certain of the purchasers, purchased approximately three percent of the limited partnership interests sold by the Company, and is a principal of JMI, Inc.

        In June 2001 the Company completed a private placement of its Common Stock whereby the Company issued 1,726,617 shares of its Common Stock for $2.78 per share to Dale Kutnick, the Company's Chairman of the Board of Directors, Chief Executive Officer and Co-Research Director, and additional purchasers affiliated with Francis J. Saldutti, Harry Gruner and George McNamee, each of whom is a member of the Company's Board of Directors (the "Board of Directors"). The Board of Directors approved the transaction after receiving the favorable recommendation of a Special Committee of the Board of Directors consisting of three disinterested members of the Board of Directors. The Special Committee retained BNY Capital Markets, Inc. as its financial advisor to render a fairness opinion on the transaction. Total proceeds to the Company were $4.57 million, net of offering costs of approximately $227,000. The Common Stock offered in the private placement has not been registered with the Securities and Exchange Commission and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has, however, filed a registration statement with the Securities and Exchange Commission to register the shares issued (other than those issued to Mr. Kutnick), although such registration statement is not yet effective.

        In October 1996, the Company entered into an agreement (the "Original Agreement") with RSI, a provider of IT trend tracking, finance analysis and software engineering measurement consulting. Under the Original Agreement, RSI provided, on an exclusive basis, measurement research and analysis for use in the Company's PEMS service. In June 1998, the Company and RSI entered into an addendum to the Original Agreement whereby the Company distributed for RSI certain published research products, primarily the Worldwide Benchmark Report (a publication presenting facts and trend-line data concerning IT performance and productivity, budgets and spending, emerging technologies, and business requirements compiled from a worldwide sample of IT organizations). In October 2000, the Company completed the acquisition of substantially all the assets of RSI for an initial payment of $750,000 in cash, $375,000 in Common Stock (36,874 shares), and the assumption of certain liabilities. During the year ended December 31, 2001 RSI earned contingent payments of $1.3 million, consisting of $250,000 paid in Common Stock (57,084 shares) and the remainder paid in cash. In the event certain financial targets are met, additional contingent consideration of up to $3.1 million payable in cash and $1.9 million payable in Common Stock may be paid through March 2004. In the event the aggregate number of shares issued in satisfaction of additional contingent consideration exceeds 349,526, the remaining consideration will be payable in cash. RSI is wholly-owned by Dr. Howard Rubin, a director and officer of the Company. Pursuant to the terms of the asset purchase agreement, the Company is still obligated to pay a royalty and commission to Dr. Rubin on certain products and services sold by the Company. The Company recognized $4.3 million, $4.3 million and $3.4 million in revenues from the sale of RSI derivative products during the years ended December 31, 2001, 2000 and 1999 respectively. In exchange for the content provided by Dr. Howard Rubin and RSI, the Company paid $958,000, $1.0 million and $825,500 in royalties and commissions to Dr. Rubin and RSI during the years ended December 31, 2001, 2000 and 1999 respectively.

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

The Company is permitted to market and sell Advisory Services directly to First Albany customers. This agreement is annually renewable by First Albany, subject to attainment of specified minimum revenue targets. The Company recognized $1 million, $1.03 million and $875,000 in revenues from this arrangement during the years ended December 31, 2001, 2000 and 1999 respectively. First Albany owned 853,924 shares of Common Stock as of December 31, 2001. A director of the Company is also Chairman and Co-Chief Executive Officer of First Albany Companies, Inc., the holding company of First Albany Corporation.

        In November 1996, the Company acquired all the assets of DeBoever Architectures, Inc., an IT architecture planning and implementation advisory services firm wholly owned and managed by Larry DeBoever. The business of DeBoever Architectures, Inc. was merged into the Company's portfolio of Advisory Services. In connection with the acquisition, in November 1996 the Company loaned $500,000 to Mr. DeBoever pursuant to a Promissory Note and Pledge and Security Agreement (the "Promissory Note"). Under the terms of the Promissory Note, as amended, the principal balance of $500,000, plus 9% interest per annum, was extinguished over the three-year period ended December 31, 2001 as a result of the Company's Enterprise Architecture Strategies service meeting certain financial performance criteria through December 31, 2001. During the years ended December 31, 2001 and 2000, the Company recognized $213,000 and $426,000, respectively, in expense related to the forgiveness of the Promissory Note. In April 2001, Mr. DeBoever resigned from the Company.

15. Segment Reporting

        The Company's chief operating decision-making group is the Executive Committee, which consists of the Chief Executive Officer, the President, the Chief Financial Officer and other executive officers of the Company. The Company's operating segments are managed separately, because each operating segment represents a strategic business unit that generally offers distinct products/services. The Company's operating segments consist of Advisory Services, Strategic Consulting, and Published Research Products. Advisory Services provide comprehensive coverage of virtually all relevant IT- and business-related issues faced by its clients through client/analyst interaction and published conclusions and recommendations to each client's specific IT requirements. Strategic Consulting provides custom consulting services tailored to meet individual client requirements. Published Research Products offer various topic-specific reports designed to serve both as complements to the Company's core services and as standalone deliverables that meet specific assessment requirements.

        The accounting policies of the operating segments are the same as those described in Note 3 except that the disaggregated financial results for the Company's operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assistance in making internal operating decisions. The Company evaluates performance based on standalone segment operating income, defined by the Company as the segment revenues less segment cost of sales and corporate selling, general and administrative allocations. General and administrative expenses are allocated ratably based on each operating segments' respective headcount. Selling and marketing expenses are allocated ratably based on each operating segments' revenues. Management does not allocate corporate assets, non-operating income (interest income), or income taxes when measuring segment results.

15. Segment Reporting (Continued)

        Information by operating segment is set forth below (in thousands):

	Advisory Services	Strategic Consulting	Published Research Products	Consolidated Total
Year Ended December 31, 2001
Revenues	$85,483	$26,863	$5,439	$117,785
Depreciation & amortization	(4,702)	(2,081)	(925)	(7,708)
Operating income (loss)	(8,146)	(2,289)	(2,954)	(13,389)
Assets	—	—	—	135,015
Year Ended December 31, 2000
Revenues	$84,556	$27,707	$7,009	$119,272
Depreciation & amortization	(2,628)	(1,752)	(487)	(4,867)
Operating income	(6,855)	(870)	(2,278)	(10,003)
Assets	—	—	—	152,463
Year Ended December 31, 1999
Revenues	$69,998	$22,370	$7,315	$99,683
Depreciation & amortization	(1,558)	(934)	(104)	(2,596)
Operating income	9,003	4,745	(435)	13,313
Assets	—	—	—	113,450

International operations:

        The Company sells its products internationally through its subsidiaries in Canada, Asia Pacific and France, through its majority owned subsidiary in Germany and a network of independent sales representative organizations located primarily in Europe, Africa, the Middle East and South America. For each of the three years in the period ended December 31, 2000, net revenues from independent sales representative organizations were $12.4 million, $14.4 million and $11.7 million, respectively. Revenues for the years ended December 31, 2001 and 2000 relating to the Company's international subsidiaries from the respective dates of acquisition were $7.8 million and $0.7 million, respectively. At December 31, 2001 and 2000, the Company maintained long-lived assets domestically totaling $45.1 million and $60.1 million, respectively, and long-lived assets at its international subsidiary locations totaling $9.1 million and $5.7 million, respectively.

16. Selected Quarterly Financial Data (Unaudited)

        The following table sets forth certain key interim financial information for the years ended December 31, 2001 and 2000. The 2000 quarterly information has been restated to reflect the impact of the adoption of SAB 101 as of January 1, 2000.

	First Quarter(1)	Second Quarter	Third Quarter(2)	Fourth Quarter(3)
	(In thousands, except per share amounts)
2001:
Total revenues	$29,442	$30,725	$27,322	$30,296
Gross profit	$13,126	$15,054	$13,377	$13,789
Net loss	$(273)	$(649)	$(3,662)	$(13,026)

Net loss per diluted common share	$(0.02)	$(0.06)	$(0.29)	$(1.01)

Net loss per basic common share	$(0.02)	$(0.06)	$(0.29)	$(1.01)

	First Quarter(4)	Second Quarter	Third Quarter(5)	Fourth Quarter(6)
	(In thousands, except per share amounts)
2000:
Total revenues	$27,145	$32,108	$29,046	$30,973
Gross profit	$13,168	$16,259	$11,478	$8,639
Income (loss) before cumulative effect of change in accounting	$1,582	$2,816	$(2,468)	$(9,968)
Cumulative effect of change in accounting	$(2,438)
Net income (loss)	$(856)	$2,816	$(2,468)	$(9,968)

Income (loss) before cumulative effect of change in accounting per diluted common share	$0.13	$0.24	$(0.23)	$(0.91)

Net income (loss) per diluted common share	$(0.20)	$0.24	$(0.23)	$(0.91)

Income (loss) before cumulative effect of change in accounting per basic common share	$(0.07)	$0.26	$(0.23)	$(0.91)

Net income (loss) per basic common share	$(0.08)	$0.26	$(0.23)	$(0.91)

        The total of quarterly earnings per share may not equal the annual amount, because earnings per share is calculated independently for each quarter.

1.
The results of operations for the quarter ended March 31, 2001 includes a $2.6 million gain on the sale of the Company's investment in Intermedia Group.

2.
The results of operations for the quarter ended September 30, 2001 include a $2.8 million impairment loss on the Company's investments in and advances to companies in parallel or synergistic industries, and a $1.5 million charge in connection with a note receivable and a corporate guarantee of borrowings of the Company's former distributor in the France/Belgium territory.

3.
The results of operations for the quarter ended December 31, 2001 include a $6.3 million impairment loss on the Company's investments in and advances to companies in parallel or synergistic industries, and $5.2 million in bad debt expense associated with its domestic and international accounts receivable.

4.
The results of operations for the quarter ended March 31, 2000 reflect a $2.4 million cumulative effect of a change in accounting principle pursuant to the Company's adoption of SAB 101. The impact of the cumulative effect of a change in accounting principle on diluted and basic earnings per share during the quarter was $(0.20) and $(0.24), respectively.

5.
The results of operations for the quarter ended September 30, 2000 include $0.8 million in bad debt expense associated with its accounts receivable.

6.
The results of operations for the quarter ended December 31, 2000 include a $2.6 million impairment loss on the Company's investments in and advances to companies in parallel or synergistic industries, and $3.7 million in bad debt expense associated with its accounts receivable.

SCHEDULE II

META GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses		Charged (Credited) to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2001:
Allowance for doubtful accounts	$4,031	$6,430			$(8,015)	$2,446
Valuation allowance for deferred tax asset	$203	$4,185				$4,388
Year ended December 31, 2000:
Allowance for doubtful accounts	$673	$4,723			$(1,365)	$4,031
Valuation allowance for deferred tax asset	$203					$203
Year ended December 31, 1999:
Allowance for doubtful accounts	$1,088	$(415)				$673
Valuation allowance for deferred tax asset	$2,142	$(1,939	)(a)			$203

(a)
Reflects the utilization in 1999 and the projected utilization of the Company's net operating loss carryforwards.

S-1

META GROUP, INC.

INDEX TO EXHIBITS FILED WITH FORM 10-K
YEAR ENDED DECEMBER 31, 2001

Exhibit Number	Description
2.1(1)(2)		Agreement and Plan of Merger by and among META Group, Inc., MG Acquisition Corporation, and The Sentry Group, Inc. dated as of September 23, 1998 ("Agreement and Plan of Merger")
2.2(1)		Amendment No. 1 to Agreement and Plan of Merger dated as of October 20, 1998
2.3(10)		Amendment No. 2 to Agreement and Plan of Merger dated as of May 12, 2000
2.4(13)		Agreement of Purchase and Sale by and among META Group, Inc., JMI Equity Side Fund, L.P., JMI Side Associates, L.L.C. and the purchasers listed on the signature pages thereto dated as of June 15, 2001
3.1(3)		Amended and Restated Certificate of Incorporation of the Company
3.2(3)		Amended and Restated Bylaws of the Company
4.1(3)		Specimen Certificate Representing the Common Stock
4.2(6)		Form of Common Stock Purchase Warrant (Immediate Vesting) issued to stockholders of The Sentry Group, Inc. on October 20, 1998
4.3(6)		Form of Common Stock Purchase Warrant (Contingent Vesting) issued to stockholders of The Sentry Group, Inc. on October 20, 1998
4.4(13)		Common Stock Purchase and Sale Agreement by and among META Group, Inc. and the purchasers listed on the signature pages thereto dated as of June 15, 2001
4.5(2)	†	Amended and Restated Credit Agreement between META Group, Inc. and The Bank of New York dated November 5, 2001
4.6	†	Revolving Credit Note of META Group, Inc. in favor of The Bank of New York in the principal amount of $12,000,000 dated November 5, 2001
4.7	†	Term Note of META Group, Inc. in favor of The Bank of New York in the principal amount of $8,000,000 dated November 5, 2001
4.8	†	Amended and Restated Security Agreement between META Group, Inc. and The Bank of New York dated November 5, 2001
4.9	†	Amended and Restated Subsidiary Guarantee among MG (Bermuda) LTD., META Group Australia Holdings, PTY., META Group Singapore PTE. Limited, 1422722 Ontario Inc., Abundant Strategy SDN. BHD., META Group, Inc., and The Bank of New York dated November 5, 2001
4.10(15)		Offer to Exchange Outstanding Stock Options between META Group, Inc. and Certain Employee Option Holders, dated September 19, 2001
4.11(2)	†	Amendment No. 1 and Waiver No. 1 to the Credit Agreement dated as of March 26, 2002
10.1(15)*		Second Amended and Restated 1995 Stock Plan
10.2(15)*		Form of Incentive Stock Option Agreement under the Second Amended and Restated 1995 Stock Plan
10.3(15)*		Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated 1995 Stock Plan

10.4(5)*		Second Amended and Restated 1995 Employee Stock Purchase Plan Enrollment Authorization Form
10.5	†*	Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.6(4)*		Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan of the Registrant
10.7(2)(3)*		Agreement between First Albany Corporation and the Company dated March 30, 1995
10.8(3)*		Restated and Amended 1989 Stock Option Plan, as amended
10.9(3)*		Form of Incentive Stock Option Agreement under 1989 Stock Option Incentive Plan
10.10(3)*		Form of Certificate and Agreement under Restated and Amended 1989 Stock Option Plan
10.11(3)*		1993 Stock Option and Incentive Plan, as amended
10.12(3)*		Form of Certificate and Agreement under 1993 Stock Option and Incentive Plan
10.13(3)*		Form of Warrant under the Restated and Amended 1989 Stock Option Plan and 1993 Stock Option and Incentive Plan
10.14(3)		Form of International Sales Representative Agreement
10.15(3)		Office Lease between International Business Machines Corporation and the Company dated August 1, 1994
10.16(6)*		Form of META Group, Inc./JMI Long Term Incentive Compensation Plan
10.17(7)*		Amended and Restated 1996 Equity Compensation Plan of The Sentry Group, Inc.
10.18(8)*		Employment agreement between META Group, Inc. and Larry R. DeBoever dated as of October 15, 1996
10.19(8)*		Promissory Note dated as of November 1, 1996 issued by Larry R. DeBoever to META Group, Inc. in an aggregate principal amount of $500,000
10.20	†*	Second Amended and Restated 1995 Employee Stock Purchase Plan
10.21(2)(9)*		Letter Agreement dated as of February 2, 2000 between META Group, Inc. and Larry R. DeBoever
10.22(11)*		Asset Purchase Agreement among Rubin Systems Inc., Howard Rubin, and META Group, Inc. dated as of October 27, 2000
10.23(11)*		Employment and Management Agreement between META Group, Inc. and Howard Rubin dated as of October 27, 2000
10.24(11)*		Office Lease between Harbor Vista Associates Limited Partnership and the Company dated March 31, 1999
10.25(12)*		Employment agreement by and between John A. Piontkowski and META Group, Inc. dated March 1, 2001
10.26(12)		Consulting Services Agreement by and between META Group, Inc. and Simmons Associates, dated July 26, 2000
10.27(13)		Form of META Group, Inc./JMI Long Term Incentive Compensation Plan Waiver and Release Agreement
10.28(14)*		Employment Agreement between META Group, Inc. and Michael Levine dated September 11, 2001

10.29(14)*		Employee Noncompetition, Nondisclosure and Developments Agreement between META Group, Inc. and Michael Levine dated as of September 11, 2001
10.30(14)*		Incentive Stock Option Agreement between META Group, Inc. and Michael Levine dated as of September 11, 2001
21.1	†	List of Subsidiaries
23.1	†	Consent of Deloitte & Touche LLP
24.1	†	Power of Attorney (see page 44)

(1)
Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated October 20, 1998 and filed on November 3, 1998 (File No. 0-27280).

(2)
Confidential treatment obtained or requested as to certain portions.

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

(8)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and filed on May 14, 1999 (File No. 0-27280)

(9)
Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000 (File No. 0-27280)

(10)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June  30, 2000 and filed on August 14, 2000 (File No. 0-27280)

(11)
Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and filed on April  2, 2001 (File No. 0-27280)

(12)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 and filed on May 15, 2001 (File No. 0-27280)

(13)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June  30, 2001 and filed on August 14, 2001 (File No. 0-27280)

(14)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and filed on November 14, 2001 (File No. 0-27280)

(15)
Incorporated herein by reference to the exhibits to the Company's Tender Offer Statement on Schedule TO filed on September 19, 2001

*
Indicates a management contract or any compensatory plan, contract, or arrangement.

†
Filed herewith.

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY AND SIGNATURES
INDEPENDENT AUDITORS' REPORT
META GROUP, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
META GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
META GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands)
META GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
META GROUP, INC. VALUATION AND QUALIFYING ACCOUNTS (In thousands)
META GROUP, INC. INDEX TO EXHIBITS FILED WITH FORM 10-K YEAR ENDED DECEMBER 31, 2001