Form 10-Q
period 2002-03-31
META GROUP INC
filed 2002-05-15
CIK 1000015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2002
OR
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

Yes ☒        No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's common stock, $.01 par value per share, outstanding as of May 9, 2002 was 12,803,171.

META Group, Inc.

INDEX

		Page
Part I	FINANCIAL INFORMATION
	Item 1. Financial Statements
	Consolidated Balance Sheets: March 31, 2002 (unaudited) and December 31, 2001	3
	Consolidated Statements of Operations (unaudited) Three months ended March 31, 2002 and 2001	4
	Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2002 and 2001	5
	Notes to Consolidated Financial Statements (unaudited)	6
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Part II	OTHER INFORMATION
	Item 1. Legal Proceedings	22
	Item 6. Exhibits and Reports on Form 8-K	22
Signature		23

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

META Group, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,596	$21,433
Accounts receivable, net	32,145	40,542
Deferred commissions	857	1,150
Deferred tax asset	2,684	2,689
Other current assets	2,938	2,208

Total current assets	62,220	68,022
Non-current portion of accounts receivable	1,502	2,572
Furniture and equipment, net	10,707	11,939
Deferred tax asset	10,327	9,866
Goodwill and other intangibles, net	35,759	33,872
Investments and advances	7,587	8,190
Other assets	375	554

Total assets	$128,477	$135,015

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,771	$2,068
Deferred revenues	45,542	45,827
Borrowings under revolving credit agreement	1,916	3,042
Current portion of long-term debt	2,667	2,724
Accrued compensation	2,882	5,885
Accrued liabilities	5,831	6,742
Income taxes payable	797	567
Other current liabilities	4,004	5,450

Total current liabilities	67,410	72,305
Long-term debt	4,444	5,111
Non-current portion of deferred revenues	4,467	4,813

Total liabilities	76,321	82,229
Minority interest in consolidated subsidiary	156	—
Stockholders' equity:
Preferred stock, $.01 par value per-share, authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value per-share, authorized 45,000,000 shares, issued 13,605,187	136	136
Paid-in capital	58,645	58,102
Retained earnings	(5,765)	(4,412)
Accumulated other comprehensive loss	(357)	(381)
Treasury stock, at cost, 802,016 shares	(659)	(659)

Total stockholders' equity	52,000	52,786

Total liabilities and stockholders' equity	$128,477	$135,015

See notes to consolidated financial statements.

META Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)
(unaudited)

	For the three months ended March 31,
	2002	2001
Revenues:
Advisory services	$18,650	$23,115
Strategic consulting	7,885	4,979
Published research products	1,865	1,348

Total revenues	28,400	29,442

Operating expenses:
Cost of services and fulfillment	14,987	16,316
Selling and marketing	8,215	10,986
General and administrative	4,646	3,087
Depreciation and amortization	1,701	1,833
Restructuring charge	222

Total operating expenses	29,771	32,222

Operating loss	(1,371)	(2,780)
Impairment loss	(225)
Other income, net	47	2,360

Loss before benefit for income taxes	(1,549)	(420)
Benefit for income taxes	(218)	(147)
Minority interest in income of consolidated subsidiary	22

Net loss	$(1,353)	$(273)

Amounts per basic common share:
Net loss	$(0.11)	$(0.02)

Amounts per diluted common share:
Net loss	$(0.11)	$(0.02)

Weighted average number of basic common shares outstanding	12,803	11,051

Weighted average number of diluted common shares outstanding	12,803	11,051

See notes to consolidated financial statements.

META Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended March 31,
	2002	2001
Operating activities:
Net loss	$(1,353)	$(273)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,701	1,833
Investment impairment	225
Minority interest in income of consolidated subsidiary	22
Other non-cash charges	114	260
Deferred income taxes	(455)	(147)
Gain on sale of investment		(2,563)
Changes in assets and liabilities:
Accounts receivable	7,990	5,569
Deferred commissions	296	(4,068)
Other current assets	(666)	1,120
Other assets	(43)	1,366
Accounts payable	1,496	(2,699)
Accrued liabilities	(4,549)	(582)
Other current liabilities	(637)	307
Deferred revenues	251	4,744

Net cash provided by operating activities	4,392	4,867

Investing activities:
Capital expenditures	(187)	(1,071)
Proceeds from sale of investment		2,940
Payments for acquisitions, net of cash acquired	(314)	(2,134)

Net cash used in investing activities	(501)	(265)

Financing activities:
Proceeds from bank borrowings		1,000
Repayments of bank borrowings	(1,849)
Proceeds from exercise of stock options		31

Net cash (used in) provided by financing activities	(1,849)	1,031

Effect of Exchange Rate Changes on Cash:	121	(36)

Net increase in cash and cash equivalents	2,163	5 597
Cash and cash equivalents, beginning of period	21,433	3,622

Cash and cash equivalents, end of period	$23,596	$9,219

See notes to consolidated financial statements.

META Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Interim Financial Statements

        The accompanying unaudited consolidated financial statements include the accounts of META Group, Inc. (the "Company") and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2001 audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Note 2—New Accounting Policies

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives. During the quarter ended March 31, 2002, the remaining useful lives of intangible assets being amortized were reviewed and deemed to be appropriate. The Company is required to complete a transitional impairment test of existing goodwill by June 30, 2002 and final testing, if possible impairment has been identified, by the end of the year. As of March 31, 2002, the net carrying amount of goodwill was $30.3 million. The Company also has other intangible assets, consisting of customer lists, intellectual property, content databases and a non-compete agreement, with a net carrying value of $5.4 million. These other intangible assets have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from four to seven years). Had the goodwill amortization ceased on January 1, 2001, the impact on net loss for the three months ended March 31, 2001 would have been a reduction to the previously reported loss of approximately $172,000. Basic and diluted earnings per share for the quarter ended March 31, 2001 would have been a loss of $0.01 per share versus the previously reported loss of $0.02 per share.

Note 3—Income Taxes

        During the quarters ended March 31, 2002 and 2001, the Company recorded an income tax benefit of $218,000 and $147,000, respectively, reflecting an effective tax rate of 14% and 35%, respectively. The lower effective rate in the quarter ended March 31, 2002 was principally due to the impact of a full valuation allowance recorded for the net operating loss carry-forwards generated by the Company's international subsidiaries due to the uncertainty of realizing the loss carry-forwards because of the start-up nature of these subsidiaries, as well as the impact and tax nature of the impairment loss taken during the quarter ended March 31, 2002 for which the Company did not take a benefit and is currently not deductible for tax purposes.

Note 4—Comprehensive Income

        Comprehensive loss for the three months ended March 31, 2002 and 2001 was as follows (in thousands):

	Three months ended March 31,
	2002	2001
Net loss:	$(1,353)	$(273)

Other comprehensive income (loss):
Foreign currency translation adjustment	24	(426)
Unrealized gain on marketable securities, net of tax		96

Total other comprehensive income (loss):	24	(330)

Comprehensive loss	$(1,329)	$(603)

Note 5—Segment Reporting

        The Company operates in three business segments: Advisory Services, Strategic Consulting and Published Research Products. The Company's operating segments are managed separately, because each operating segment represents a strategic business unit that generally offers distinct products or services. Advisory Services provide comprehensive coverage of relevant information technology and business-related issues faced by its clients through client/analyst interaction and published conclusions and recommendations to each client's specific IT requirements. Strategic Consulting provides custom consulting services tailored to meet individual client requirements. Published Research Products offer various topic-specific reports designed to serve both as complements to the Company's core services and as standalone deliverables that meet specific assessment requirements.

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

        Information by operating segment is set forth below (in thousands):

	Advisory Services	Strategic Consulting	Published Research Products	Consolidated Total
Three months ended March 31, 2002
Revenues	$18,650	$7,885	$1,865	$28,400
Operating income (loss)	1,708	(3,238)	159	(1,371)
Three months ended March 31, 2001
Revenues	$23,115	$4,979	$1,348	$29,442
Operating income (loss)	(1,905)	(242)	(633)	(2,780)

Note 6—Acquisitions

        During the quarter ended March 31, 2002, the Company recorded $0.9 million in additional goodwill in connection with contingent consideration earned by Rubin Systems, Inc. ("RSI") in connection with the achievement of certain financial targets for the year ended December 31, 2001. The Company currently expects to pay $469,000 in cash and issue $469,000 in the Company's common stock (which will be valued at the date of issuance) in the second quarter of 2002 in satisfaction of the contingent consideration. As of March 31, 2002, the Company recorded an aggregate of $2.9 million in consideration for the purchase of RSI. In the event certain financial targets are met, additional contingent consideration of $2.5 million payable in cash and $1.25 million payable in stock may be paid through March 2004. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 349,526, the remaining consideration will be payable in cash. The Company completed the acquisition of substantially all of the assets of RSI in October 2000. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

        In March 2002, the Company paid $0.4 million of contingent consideration to The Verity Group ("Verity"), an IT consulting company, as additional contingent consideration earned during the year ended December 31, 2001. The consideration was recorded as additional goodwill. The Company acquired certain assets of Verity in 1997 for an initial payment of $1,000 in cash and contingent consideration of up to $1.1 million in the event certain financial targets were met in each of the four years ended December 31, 2001. The aggregate consideration paid by the Company amounted to approximately $1 million.

        Effective January 1, 2002, the Company's majority owned subsidiary in Germany, META Group AG ("META Germany"), acquired a majority interest in the Company's distributor in Hungary, META Group Stratis, for approximately $327,000 paid in META Germany's stock. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $214,000.

Note 7—Bank Debt

        In November 2001, the Company entered into a $20 million amended and restated credit agreement with its bank (the "Facility"). On March 26, 2002, the Company entered into an amendment to the Facility, which, among other things, waived prior covenant defaults, reset existing covenants and added a new consolidated net income covenant. The Facility consists of an $8 million term loan (the "Term Loan") payable in 36 monthly consecutive installments that commenced in December 2001, and a $12 million revolving credit facility (the "Revolving Facility"). Both mature in November 2004. As of March 31, 2002, the total amount used under the Facility was $9.9 million, consisting of $8.1 million in outstanding borrowings ($7.1 million outstanding under the Term Loan and $1 million outstanding under the Revolving Facility) and $1.8 million in letters of credit issued on behalf of one of the Company's independent sales representative organizations, META Germany, and as security for a portion of the Company's Stamford, CT premises lease. During the quarter ended March 31, 2002, the Company paid $61,000 in interest on the Facility.

        The Facility has a borrowing base equal to 80% of the Company's eligible accounts receivable. Interest is payable at the rate of (i) LIBOR plus 2.5% or (ii) the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%. The Facility is collateralized by the Company's accounts receivable, and requires payment of a commitment fee payable quarterly, in arrears, of 0.25% based on the average, daily, unused portion of the Revolving Facility. The Facility contains a number of covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities. In addition, the Company is required to maintain certain financial covenants, including a leverage ratio covenant, a consolidated net income covenant, a fixed charge ratio covenant and a minimum EBITDA covenant.

        As of March 31, 2002, META Germany had a €1 million (approximately $870,000) line of credit with its local bank. The line bears interest at 8.5% and is secured by a personal guarantee of META Germany's managing director and is collateralized by certain of META Germany's accounts receivable as well as shares of the Company held by META Germany. As of March 31, 2002, META Germany was fully drawn on the line. In February 2002 the Company provided an irrevocable letter of credit for €1 million (approximately $870,000) as collateral to META Germany's outstanding borrowings with its bank as a result of covenant defaults which were waived. The Company currently expects to cancel the letter of credit and repay all amounts outstanding under the line of credit during the second quarter of 2002.

Note 8—Impairment Loss

        During the quarter ended March 31, 2002, the Company recorded a $225,000 impairment loss on its investment in Spikes Cavell & Co. ("Spikes Cavell"), a UK based business that went into receivership in September 1999. Spikes Cavell's most significant asset is an earn-out due from a third party that purchased a portion of its business. The amount of the earn-out is calculated based on the third party's financial results for the three years ended December 31, 2001 and is currently expected to be settled late in the second quarter or early in the third quarter of 2002. During the quarter ended March 31, 2002, the Company held discussions with and obtained from Spikes Cavell's liquidator updated financial information regarding the status of the claims filed in the liquidation proceeding and the estimated assets that the liquidator is expected to receive on behalf of Spikes Cavell. Based on those discussions and a review of the underlying financial data provided by the liquidator, the Company adjusted its carrying value down to the estimated amounts to be realized upon the final liquidation of Spikes Cavell. This resulted in a $225,000 impairment loss.

Note 9—Restructuring charge

        In February 2002, the Company announced a restructuring whereby it reduced its workforce by 43 persons (representing 7% of the workforce at the time). As a result of the restructuring, the Company incurred a $222,000 restructuring charge during the quarter ended March 31, 2002 for severance payments made during the quarter ended March 31, 2002.

Note 10—Contingencies and Guarantees

  Contingencies:

        Other than ordinary routine litigation incidental to the Company's business which the Company believes is unlikely to have a material adverse effect on its business, the Company is not a party, nor is any of its property subject to, any pending legal proceedings.

  Guarantees:

        The Company has a corporate guarantee in the amount of 7 million Belgian Francs (approximately $140,000) guaranteeing the local bank borrowings of one of its former independent sales representative organizations. Additionally, the Company has provided a general corporate guarantee on behalf of META Germany in the amount of €1 million (approximately $870,000) and a general corporate guarantee on behalf of its subsidiary in Switzerland in the amount of $160,000.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by words such as anticipate, believe, could, estimate, expect, intend, may, plan, project, should, or will and similar words (as well as other words or expressions referencing future events, conditions or circumstances). Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors, including the risk factors set forth below under "Certain Factors That May Affect Future Results." This discussion should be read in conjunction with the consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company's other filings with the Securities and Exchange Commission, principally the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

        META Group, Inc. and its subsidiaries, 1422722 Ontario Inc. ("META Group Canada"), The Sentry Group, Inc., META Group Australia Holdings PTY Limited ("META Group Australia"), META Group Singapore PTE Limited ("META Group Singapore"), Abundant Strategy SDN.BHD ("META Group Malaysia"), META Group France S.A., META Group AG ("META Germany") and MG (Bermuda) Ltd. (collectively the "Company") is a leading independent research and consulting firm focusing on information technology ("IT") and business transformation strategies. The Company's goal is to deliver objective, consistent, and actionable guidance to enable organizations to innovate more rapidly and effectively.

        The Company has three operating business segments: Advisory Services, Strategic Consulting and Published Research Products. The Advisory Services segment provides annually renewable subscription services (focused on specific areas of IT, IT issues related to a specific vertical market, or the specific needs of those within the IT organization), service analyst briefing engagements, and conferences. Supplementing these services are the Company's Infusion programs, which build on the business-focused analysis of Advisory Services by offering methodologies and skill-based training needed to successfully manage specific business-critical issues. The Strategic Consulting segment provides strategic consulting engagements addressing clients' business and technology issues. A significant portion of Strategic Consulting clients are also Advisory Services subscribers. The Published Research Products segment provides reports, studies and surveys offering in-depth analysis of specific business or IT issues.

        Advisory Services revenues, which generally are annually renewable contracts and payable by clients in advance, constituted approximately 66% and 79% of the Company's total revenues for the quarters ended March 31, 2002 and 2001, respectively. Advisory Services revenues attributable to international clients are billed and collected by the Company's independent sales representative organizations and its wholly-owned subsidiaries in Canada, Australia, Singapore, Malaysia and France and its majority-owned subsidiary in Germany. The Company realizes Advisory Service revenues from the international sales representative organizations at rates of 25% to 40% of amounts billed to those clients.

        One measure of the volume of the Company's Advisory Services business is its annualized "Contract Value," which the Company calculates as the aggregate annualized subscription revenue recognized from all Advisory Services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. Contract Value is not necessarily indicative of future Advisory Services revenues. Contract Value was $73.2 million at March 31, 2002 versus $92.5 million at March 31, 2001, a 21% decrease.

        Revenues from Strategic Consulting engagements comprised approximately 28% and 17% of the Company's total revenues for the quarters ended March 31, 2002 and 2001, respectively. The majority of the Company's Strategic Consulting clients consist of Advisory Services clients seeking additional advice tailored to their individual IT requirements.

        Revenues from Published Research Products comprised approximately 7% and 5% of the Company's total revenues for the quarters ended March 31, 2002 and 2001, respectively.

        The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses and general and administrative expenses. Cost of services and fulfillment represents the costs associated with production and delivery of the Company's products and services and includes the costs of research, development, preparation of periodic reports, analyst telephone consultations, executive briefings and conferences, research reports, consulting services, new product development, and all associated editorial and support services. Selling and marketing expenses include the costs of salaries, commissions, related benefits for selling and marketing personnel, as well as travel and promotion, and bad debt expense associated with accounts and notes receivable from its independent sales representative organizations. General and administrative expenses include the costs of the finance and accounting departments, in addition to the legal, human resources, corporate IT and other administrative functions of the Company, as well as bad debt expense associated with accounts receivable from its domestic customers.

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

        REVENUES    Total revenues decreased 3.5% to $28.4 million in the quarter ended March 31, 2002 from $29.4 million in the quarter ended March 31, 2001.

        Revenues from Advisory Services, which generally are derived from annually renewable contracts payable by clients in advance, decreased 19% to $18.7 million in the quarter ended March 31, 2002 from $23.1 million in the quarter ended March 31, 2001, and decreased as a percentage of total revenues to 66% in the quarter ended March 31, 2002 from 79% in the quarter ended March 31, 2001. The decrease in revenues from Advisory Services was principally due to decreased subscriptions to the Company's Advisory Services as a result of the decrease in demand for such services that began in the second half of 2000 resulting from a decrease in IT spending as a result of general economic conditions. As the Company recognizes subscription revenues ratably over the underlying contract period, Advisory Services revenues were adversely impacted during the quarter ended March 31, 2002 when compared to the quarter ended March 31, 2001 by the continued decrease in billings that began in the second half of 2000. Advisory Services revenues attributable to international clients decreased 20% to $2.6 million in the quarter ended March 31, 2002 from $3.2 million the quarter ended March 31, 2001, and remained constant as a percentage of Advisory Services revenue at 14%. The decrease in Advisory Services revenue attributable to international clients was due principally to the decrease in subscription revenues resulting from the decrease in demand for the Company's Advisory Services discussed above.

        Strategic Consulting revenues, which result from Strategic Consulting engagements addressing clients' business and technology issues, increased 58% to $7.9 million in the quarter ended March 31, 2002 from $5 million in the quarter ended March 31, 2001, and increased as a percentage of total revenues to 28% from 17%. The increase was principally due to incremental revenues from the acquisition of a majority interest in META Germany in December 2001, as well as increases in the Company's consulting revenues resulting from increased demand for the Company's measurement, benchmarking, IT portfolio management offerings together with the Company's vendor analysis offerings that focus on cost reduction strategies. In addition, the Company experienced an increase in the productivity of its domestic consulting staff on a per consultant basis during the quarter ended March 31, 2002 versus the year ago period.

        Published Research Products revenues, which result from the sale of published research products offering in-depth analysis of specific business or IT issues, increased 38% to $1.9 million in the quarter ended March 31, 2002 from $1.3 million in the quarter ended March 31, 2001, and increased as a percentage of total revenues to 7% from 5%. The increase was principally due to incremental revenues from the acquisition of a majority interest in META Germany in December 2001, and, to a lesser extent, an increase in the Company's core published research products as a result of increased demand for such products.

        COST OF SERVICES AND FULFILLMENT    Cost of services and fulfillment decreased 8% to $15 million in the quarter ended March 31, 2002 from $16.3 million in the quarter ended March 31, 2001 and decreased as a percentage of total revenues to 53% from 55%. The decrease was principally due to decreases in payroll and payroll related costs (salaries, benefits and bonus expense) of the Company's research and fulfillment personnel and consultants as a result of the reductions in headcount that occurred April 2001 and, to a lesser extent, February 2002, reduced travel costs also attributable to the decrease in headcount, and reduced outside consulting expenses. Such cost reductions were partially offset by incremental expenses from the acquisition of a majority interest in META Germany in December 2001 and the establishment of META Group France in September 2001.

        SELLING AND MARKETING EXPENSES    Selling and marketing expenses decreased 25% to $8.2 million in the quarter ended March 31, 2002 from $11 million in the quarter ended March 31, 2001 and decreased as a percentage of total revenues to 29% from 37%. The decrease in selling and marketing expenses was principally due to decreased salary, commission and travel expenses as a result of the reductions in headcount that occurred in April 2001 and, to a lesser extent, February 2002. Commission expense decreased as a result of the Company's restructured sales commission plan for the plan year ended January 31, 2002, which resulted in a decrease in commissions paid to the Company's sales personnel. The Company currently believes that it will experience decreased commission expense in 2002 when compared to 2001 in connection with the decrease in commissions paid under the Company's sales commission plan for the year ended January 31, 2002. The reductions in salary and commission expenses were partially offset by incremental expenses from the acquisition of a majority interest in META Germany in December 2001 and the establishment of META Group France in September 2001.

        GENERAL AND ADMINISTRATIVE EXPENSES    General and administrative expenses increased 51% to $4.6 million in the quarter ended March 31, 2002 from $3.1 million in the quarter ended March 31, 2001, and increased as a percentage of total revenues to 16% from 10%. The increase in general and administrative expenses was principally due to incremental expenses from the acquisition of a majority interest in META Germany in December 2001, the establishment of META Group France in September 2001, and, to a lesser extent, increases in salary and bonus expenses associated with the Company's administrative personnel.

        DEPRECIATION AND AMORTIZATION    Depreciation and amortization expense decreased 7% to $1.7 million in the quarter ended March 31, 2002 from $1.8 million in the quarter ended March 31, 2001 and remained constant as a percentage of total revenues at 6%. The decrease was principally due to lower amortization of intangible assets as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Pursuant to SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives, which range from four to seven years.

        RESTRUCTURING CHARGE    In February 2002, the Company announced a restructuring whereby it reduced its workforce by 43 persons (representing 7% of the workforce at the time). As a result of the restructuring, the Company incurred a $222,000 restructuring charge during the quarter ended March 31, 2002 for severance payments made during the quarter ended March 31, 2002. There were no restructuring charges during the quarter ended March 31, 2001. The Company currently estimates that the reductions will result in cost savings of approximately $4.2 million in 2002, including approximately $3.8 million in payroll and related benefits savings, and approximately $5.0 million per year thereafter.

        IMPAIRMENT LOSS    During the quarter ended March 31, 2002, the Company recorded a $225,000 impairment loss on its investment in Spikes Cavell & Co. ("Spikes Cavell"), a UK based business that went into receivership in September 1999. Spikes Cavell's most significant asset is an earn-out due from a third party that purchased a portion of its business. The amount of the earn-out is calculated based on the third party's financial results for the three years ended December 31, 2001 and is currently expected to be settled by late in the second quarter or early in the third quarter of 2002. During the quarter ended March 31, 2002, the Company held discussions with and obtained from Spikes Cavell's liquidator updated financial information regarding the status of the claims filed in the liquidation proceeding and the estimated assets that the liquidator is expected to receive on behalf of Spikes Cavell. Based on those discussions and a review of the underlying financial data provided by the liquidator, the Company adjusted its carrying value down to the estimated amounts to be realized upon the final liquidation of Spikes Cavell. This resulted in a $225,000 impairment loss. There was no impairment loss during the quarter ended March 31, 2001.

        OTHER INCOME, NET    Other income, net, decreased to $47,000 during the quarter ended March 31, 2002 from $2.4 million in the quarter ended March 31, 2001. The decrease is principally due to the $2.6 million gain recognized on the sale of its investment in Intermedia Group during the quarter ended March 31, 2001. The decrease was partially offset by a decrease in interest expense recorded on its outstanding borrowings during the quarter ended March 31, 2002 versus the same period in the previous year as a result of the decrease in outstanding borrowings during the quarter ended March 31, 2002 versus the same period in the previous year.

        PROVISION FOR INCOME TAXES    During the quarter ended March 31, 2002, the Company recorded an income tax benefit of $218,000, reflecting an effective tax rate of 14%, versus an income tax benefit of $147,000 during the quarter ended March 31, 2001, reflecting an effective tax rate of 35%. The lower effective rate in the quarter ended March 31, 2002 was principally due to the impact of a full valuation allowance recorded for the net operating loss carry-forwards generated by the Company's international subsidiaries due to the uncertainty of realizing the loss carry-forwards because of the start-up nature of these subsidiaries, as well as the impact and tax nature of the impairment loss taken during the quarter ended March 31, 2002 for which the Company did not take a benefit and is currently not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

        The Company funds its operations primarily through cash generated from operations, borrowings under its credit facility, and, to a lesser extent, from the sale of its common stock. The Company generated $4.4 million of cash from operations during the three months ended March 31, 2002, compared to $4.9 million of cash generated from operations in the same period of 2001. The decrease in cash generated from operations was principally due to decreases in accrued liabilities at March 31, 2002 versus the year ago period primarily as a result of the timing of bonuses paid during the quarter ended March 31, 2002 versus the quarter ended March 31, 2001, and, to a lesser extent, from cash used in operations in META Germany and META France. Such decreases were offset by increases in the Company's accounts payable balances at March 31, 2002 versus March 31, 2001, an increase in collections of its outstanding accounts receivable and a decrease in sales commissions paid during the quarter ended March 31, 2002 when compared to the quarter ended March 31, 2001.

        The Company used $0.2 million of cash in the three months ended March 31, 2002, compared to $1.1 million in the same period of 2001, for the purchase of furniture, equipment, computers and related software and Web site infrastructure. The purchases that were made during the quarter ended March 31, 2002 were made principally to support the Company's Web site and network infrastructure. The Company currently expects that additional purchases of equipment will be made during 2002 and that such expenditures will remain approximately the same when compared to the 2001 levels. The Company has no material commitments for capital expenditures; however, the Company anticipates that it will continue to upgrade its internal systems to support its business, including in particular its international subsidiaries.

        During the quarter ended March 31, 2002, the Company paid $0.4 million in cash to The Verity Group ("Verity"), an IT consulting company, as additional contingent consideration earned during the year ended December 31, 2001. The consideration was recorded as additional goodwill. The Company acquired certain assets of Verity in 1997 for an initial payment of $1,000 in cash and contingent consideration of up to $1.1 million in the event certain financial targets were met in each of the four years ended December 31, 2001. The aggregate consideration paid by the Company amounted to approximately $1 million.

        During the quarter ended March 31, 2002, the Company recorded $0.9 million in additional goodwill in connection with contingent consideration earned by Rubin Systems, Inc. ("RSI") in connection with the achievement of certain financial targets for the year ended December 31, 2001. The Company currently expects to pay $469,000 in cash and issue $469,000 in the Company's common stock (which will be valued at the date of issuance) in the second quarter of 2002 in satisfaction of the contingent consideration. As of March 31, 2002, the Company recorded an aggregate of $2.9 million in consideration for the purchase of RSI. In the event certain financial targets are met, additional contingent consideration of $2.5 million payable in cash and $1.25 million payable in stock may be paid through March 2004. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 349,526, the remaining consideration will be payable in cash. The Company completed the acquisition of substantially all of the assets of RSI in October 2000. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

        In January 2001, the Company paid $300,000 of contingent consideration to RSI as a result of the achievement of certain financial targets for the year ended December 31, 2000.

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

        Exclusive of its acquisitions, the Company has historically made investments in and advances to several companies in parallel or synergistic industries. The Company did not make any such investments or advances during the quarters ended March 31, 2002 and 2001. The balance of the Company's investments and advances was $7.6 million and $18.3 million at March 31, 2002 and 2001, respectively. The Company follows a practice to review its individual investments and advances for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, the Company reviews the business climate of each investee, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. The Company recorded an impairment loss of $225,000 on its investment in Spikes Cavell during the quarter ended

March 31, 2002 and recorded impairment losses of $9.2 million for the year ended December 31, 2001. The losses taken were determined on a specific identification method considering each investee's particular facts and circumstances in existence at that time. The Company will continue to evaluate its investments for impairment every quarter, and based on its review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment.

        In March 2001, the Company closed on the sale of its investment in Intermedia Group. Cash proceeds were $2.94 million. The Company recognized a gain on the sale of $2.6 million.

        During the quarter ended March 31, 2002, the Company repaid a total of $1.85 million in borrowings outstanding under its credit agreements.

        As of March 31, 2002, the total amount used under the Company's domestic facility was $9.9 million, consisting of $8.1 million in outstanding borrowings ($7.1 million outstanding under its term loan and $1 million outstanding under its revolving facility) and $1.8 million in letters of credit issued on behalf of one of the Company's independent sales representative organizations, META Germany, and as security for a portion of the Company's Stamford, CT premises lease. During the quarter ended March 31, 2002, the Company paid $61,000 in interest on the Facility. The Facility has a borrowing base equal to 80% of the Company's eligible accounts receivable. Interest is payable at the rate of (i) LIBOR plus 2.5% or (ii) the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%. The facility is collateralized by the Company's accounts receivable, and requires payment of a commitment fee payable quarterly, in arrears, of 0.25% based on the average, daily, unused portion of the revolving facility. The facility contains a number of covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities. In addition, the Company is required to maintain certain financial covenants, including a leverage ratio covenant, a fixed charge ratio covenant, a consolidated net income covenant and a minimum EBITDA covenant.

        As of March 31, 2002, META Germany had a €1 million (approximately $870,000) line of credit with its local bank. The line bears interest at 8.5% and is secured by a personal guarantee of META Germany's managing director and is collateralized by certain of META Germany's accounts receivable as well as shares of the Company held by META Germany. As of March 31, 2002, META Germany was fully drawn on the line. In February 2002 the Company provided an irrevocable letter of credit for €1 million (approximately $870,000) as collateral to META Germany's outstanding borrowings with its bank as a result of covenant defaults which were waived. The Company currently expects to cancel the letter of credit and repay all amounts outstanding under the line of credit during the second quarter of 2002.

        During the quarter ended March 31, 2001 the Company received $1 million in borrowings under its line of credit and $31,000 in proceeds from the exercise of stock options.

        As of March 31, 2002, the Company had a corporate guarantee in the amount of 7 million Belgian Francs (approximately $140,000) guaranteeing the local bank borrowings of one of its former independent sales representative organizations. Additionally, the Company has provided a general corporate guarantee on behalf of its majority owned subsidiary in Germany in the amount of €1 million (approximately $870,000) and a general corporate guarantee on behalf of its subsidiary in Switzerland in the amount of $160,000.

        In September 2001, the Company initiated a voluntary stock option exchange offer for stock options with an exercise price greater than $12 per share to certain eligible employee option holders. The Company's senior executives and members of the Board of Directors were not eligible to participate in the offer. In October 2001, the offer period expired and 752,469 stock options were accepted for exchange and cancelled. The Company issued 697,770 options in April 2002 at the fair market value on the actual date of issuance to those eligible employees still employed at the date of grant.

        In February 2002, the Company announced a strategic reorganization to align the Company's resources with current market demand and to better position the Company for profitability. As part of the reorganization, the Company reduced its workforce by 43 persons (representing 7% of the workforce at the time). The Company incurred a $222,000 restructuring charge during the quarter ended March 31, 2002 for severance payments made during the quarter ended March 31, 2002. There were no restructuring charges during the quarter ended March 31, 2001.

        As of March 31, 2002, the Company had cash and cash equivalents of $23.6 million and negative working capital of $5.2 million. The increase in cash and cash equivalents during the quarter ended March 31, 2002 is due principally to increased collections of its accounts receivable, decreases in commissions paid, and as a result of cost-containment measures including, but not limited to, management of discretionary expenditures and employee expense policies. These increases were partially offset by repayments of outstanding borrowings under its credit facilities, decreases in borrowings under its credit facilities, and payments to settle contingent consideration for acquisitions.

        The Company experienced a net loss of $1.35 million for the quarter ended March 31, 2002, and $0.3 million for the quarter ended March 31, 2001. To return to profitability, the Company will need to, among other things, achieve revenue growth and/or maintain expenses below revenue levels. The Company cannot be certain whether, or when, any of these will occur. If the Company fails to either achieve sufficient revenue growth or maintain expenses below revenue levels, any such failure will likely result in continued losses that would have a material adverse effect on the Company's financial results and condition.

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

        The following summarizes the Company's contractual obligations and other commitments as of March 31, 2002 and the effect such obligations are currently expected to have on its liquidity and cash flow in future periods (in thousands):

	Twelve Months Ending March 31,
	2003		2004	2005		2006	2007	Thereafter
Operating leases	$5,360		$5,085	$4,809		$3,744	$3,595	$4,969
Term Loan	2,667		2,667	1,778
Borrowings under revolving credit agreements	867			1,049	(1)
Payments for contingent consideration	469	(2)

	$9,363		$7,752	$7,636		$3,744	$3,595	$4,969

(1)
Represents the contractual maturity of the Company's Revolving Facility with its bank.

(2)
Represents the cash portion of the contingent consideration currently expected to be paid to RSI in the second quarter of 2002.

Critical Accounting Policies

        Our significant accounting policies are described in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

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

  •
  Accounts Receivable Allowance—We generally evaluate our accounts receivable on a monthly basis. As part of our analysis, we examine our collections history, the age of the receivables in question, any specific customer collection issues that we have identified, and general market conditions. At March 31, 2002 and 2001, our total accounts receivable balance was $33.6 million and $53.3 million, respectively. We did not record any provisions for uncollectable accounts receivable during the quarters ended March 31, 2002 and 2001; however, we may need to record additional expenses in the future if our collections or the financial condition of our customers were to deteriorate.

  •
  Investment Recoverability—We follow a practice to review our individual investments for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, we review the business climate of each investee, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. As a result of our review for the quarter ended March 31, 2002, we recorded a $225,000 impairment loss on our investment in Spikes Cavell. We will continue to evaluate our investments for impairment every quarter, and based on our review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

        From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to: statements concerning IT spending; general economic conditions; anticipated revenues from Advisory Services, Strategic Consulting and Published Research Products; anticipated revenues from international operations; additional funding by the Company of META Group Germany; anticipated costs of services and fulfillment, selling and marketing, and general and administrative; anticipated cost and expense levels relative to the Company's total revenues; anticipated cost savings as a result of cost controls and cost reduction efforts; anticipated working capital; capital expenditures; capital requirements; cash flow and cash balances; payment of contingent consideration for acquisitions and allocation of such to goodwill; collection of outstanding accounts receivable; credit facility borrowing capacity; credit facility payment requirements; potential debt or equity financings; potential sales of the Company's strategic investments; acquisitions; goodwill; or other statements using words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "project", "should" or "will") constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties, and other information discussed below, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

        The Company's future operating results are subject to substantial risks and uncertainties. The Company currently derives most of its revenues from subscriptions to its Advisory Services and a significant amount of revenues from Strategic Consulting engagements. As a result, any decline in the Company's ability to secure subscription renewals or replace completed Strategic Consulting engagements with new engagements may have a material adverse effect on the Company's results of operations. The Company's ability to secure subscription renewals, at favorable average selling prices, as well as to successfully market and sell its Strategic Consulting services and Published Research Products, is dependent upon the Company's ability to deliver consistent, high-quality, and timely analysis and advice with respect to issues, developments, and trends that clients view as important. The Company's successful delivery of such analysis and advice is, in turn, dependent upon many factors, including, among other things, its ability to: understand and anticipate rapidly changing technologies and market trends so as to keep its analysis focused on the changing needs of its clients; deliver products and services of sufficiently high quality and timeliness to withstand competition from competitors that may have greater financial, information gathering and marketing resources than the Company; recruit and retain highly talented professionals in a competitive job market; and match the skills and competencies of the Company's Strategic Consulting staff with the skills required for the fulfillment of existing or potential Strategic Consulting engagements. The loss of any of the Company's senior management personnel, including Dale Kutnick (acting President, Chief Executive Officer and Co-Research Director), could have a material adverse effect on the Company. The Company's ability to market and sell its products and services could also be adversely affected by the emergence of new competitors into one or more of the market segments addressed by the Company's products and services, which could cause pricing pressure and loss of market share. The Company's pricing strategy may limit the potential market for the Company's Advisory Services and Strategic Consulting

engagements. As a result, the Company may be required to reduce prices for its Advisory Services and Strategic Consulting engagements or introduce new products with lower prices in order to expand or maintain its market share. In addition, an increasing portion of the Company's revenues are attributable to international clients, which may be adversely affected by factors including difficulties in finding distributors for its products and services, difficulties in developing and managing relationships with independent sales representative organizations, the financial health of individual sales representative organizations, failure by the Company to replace sales representative agreements on terms beneficial to the Company or on a timely basis and clients' potential unwillingness to continue to do business with the Company or its new distributor in the event that any existing agreements with independent sales representative organizations are terminated, integration of acquired foreign subsidiaries into the Company's existing operations, difficulty in maintaining direct client contact, reliance on sales entities that the Company does not control, fluctuations in exchange rates, adverse political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles, greater accounts receivable collection risk with respect to sales through its independent sales representative organizations (because the Company relies on the sales representative organization to invoice and collect receivables), and adverse tax consequences. The Company's future financial results also depend in part on the integration of recent acquisitions and potential acquisitions, as well as the development or acquisition of new products and services, which may not successfully be achieved due to the inherent costs and risks associated with development, assimilation, and marketing of a new product or service, as well as the Company's limited experience in introducing new products and services.

        Furthermore, the Company's quarterly operating results may fluctuate significantly due to various factors. Because a disproportionately large portion of the Company's Advisory Services contracts expire in the fourth quarter of each year, the Company incurs operating expenses in the fourth quarter at a higher level than would otherwise be required by its sequential growth, and such increased expenses are not normally offset immediately by higher revenues. In addition, the Company's operating results may fluctuate as a result of a variety of other factors, including operating losses and the ability to achieve profitability, the Company's ability to manage expense levels and realize efficiencies from reorganizations, any failure by the Company to meet its working capital, capital expenditure and credit facility payment requirements, borrowing under and compliance with the Company's credit facility, the timing and execution of the Company's strategic plans, the timing and amount of new business generated by the Company, the inability of the Company to increase its penetration of existing customers and expand to additional customers, changes in the spending patterns of the Company's target clients (including, but not limited to, decreases in IT spending), changes in market demand for IT research and analysis, competitive conditions in the industry, decreases in spending on IT by substantial commercial and governmental users of IT, general economic uncertainty and economic slowdown in the U.S. and abroad, failure to collect its outstanding accounts receivable, the level and timing of renewals of subscriptions to Advisory Services, the level and timing of contracted Strategic Consulting services, the number, size and scope of Strategic Consulting engagements in which the Company is engaged, the degree of completion of such engagements and the ability of the Company to match the skills of its consulting staff to consulting engagement opportunities, employee utilization rates and the accuracy of estimates of resources required to complete ongoing Strategic Consulting engagements, the mix of domestic versus international business, the mix of Advisory Services revenues versus Strategic Consulting and Published Research Products revenues, the timing of the development, introduction, marketing and market acceptance of new products and services, the integration of acquired businesses into the operations of the Company, the timing of the acquisition and integration into the Company of new business, products, and services, the recruitment, retention and development of research analysts, consultants, management and administrative staff, the Company's ability to collect its accounts receivable, strategic investments in entities that operate in parallel or synergistic industries to the Company and any impairments thereof, including but not limited to any failure by the Company to sell its interest in strategic investments, goodwill and any impairment thereof, volatility and unpredictability of the Company's stock price, and other risks detailed in the Company's filings with the Securities and Exchange Commission, including those discussed in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001. Due to these factors, the Company believes period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. The potential fluctuations in the Company's operating results make it likely that, in some future quarter, the Company's operating results will be below the expectations of securities analysts and investors, which would have a material adverse effect on the price of the Company's Common Stock.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under its $20 million credit facility, which consists of a $12 million revolving credit line and an $8 million term loan. At March 31, 2001, there was $8.1 million in borrowings outstanding under this facility. Under the facility, interest is computed on outstanding borrowings at the rate of (i) LIBOR plus 2.5% or (ii) the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%. The Company believes that an increase or a decrease of ten percent in the effective interest rate on available borrowings on its facility, if fully utilized, would not have a material effect on future results of operations.

        The Company is exposed to market risk as it relates to changes in the market value of its strategic investments. The Company made investments in and advances to companies in parallel or synergistic industries to that of the Company's. During the quarter ended March 31, 2002, the Company recorded $0.2 million impairment losses on its investment in Spikes Cavell. As of March 31, 2002, the Company had investments and advances totaling $7.6 million. These investments and advances are inherently risky because the investee companies are private companies that are typically in the early development stages. Adverse changes in market conditions, like those experienced during the latter half of the year ended December 31, 2000 and during the year ended December 31, 2001, and poor operating results of the underlying investments may result in the Company incurring additional losses or an inability to recover the remaining value of its investments and advances.

        The Company is exposed to market risk as it relates to foreign currency exchange rates. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against foreign currencies. Changes in foreign currency exchange rates may therefore negatively affect the Company's consolidated revenues and expenses. Currency transaction gains or losses arising from transactions in currencies other than the functional currency of the Company's foreign subsidiaries are included in the results of operations. Such gains and losses were not material to the Company's consolidated results of operations during the quarters ended March 31, 2001 and 2002. The Company has not entered into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        Other than ordinary routine litigation incidental to the Company's business which the Company believes is unlikely to have a material adverse effect on its business, the Company is not a party, nor is any of its property subject to, any pending legal proceedings.

Item 6.    Exhibits and Reports on Form 8-K.

          (a)    Exhibits.

Exhibit Number	Description
10.1	Amended and restated employment agreement between John A. Piontkowski and META Group, Inc. dated March 1, 2002
11.1	Statement regarding computation of per-share earnings

          (b)    Reports on Form 8-K.

        On February 12, 2002, the Company filed a report on Form 8-K dated February 6, 2002, announcing (i) a strategic reorganization, including a 7% workforce reduction, (ii) its estimated financial results for the quarter ended December 31, 2001, and (iii) its expectation to report its results for the fourth quarter and year ended December 31, 2001 on February 21, 2002 after the market close, and its expectation to hold a conference call on February 22, 2002 to discuss the results and provide expectations of future performance.

        On February 28, 2002, the Company filed a report on Form 8-K dated February 21, 2002, announcing (i) its financial results for the quarter and year ended December 31, 2001, and (ii) that its operating loss for the quarter ended December 31, 2001 was greater than the operating loss estimated in its February 8, 2002 press release.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META GROUP, INC.

Date: May 15, 2002	By:	/s/ JOHN A. PIONTKOWSKI John A. Piontkowski Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page
10.1	Amended and restated employment agreement between John A. Piontkowski and META Group, Inc. dated March 1, 2002	*
11.1	Statement regarding computation of per-share earnings	*

*
Exhibit included in EDGAR filing with Securities and Exchange Commission.

QuickLinks

META Group, Inc. INDEX
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
META Group, Inc. CONSOLIDATED BALANCE SHEETS (in thousands)
META Group, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per-share data) (unaudited)
META Group, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
META Group, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE
EXHIBIT INDEX