Form 10-Q
period 2002-06-30
META GROUP INC
filed 2002-08-14
CIK 1000015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2002

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

Yes         ☒                            No           ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s common stock, $.01 par value per share, outstanding as of August 8, 2002 was 12,844,206.

META Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

META Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,984	$21,433
Accounts receivable, net	29,629	40,542
Deferred commissions	841	1,150
Deferred tax asset	2,606	2,689
Other current assets	2,557	2,208
Total current assets	56,617	68,022

Non-current portion of accounts receivable	1,053	2,572
Furniture and equipment, net	9,952	11,939
Deferred tax asset	9,408	9,866
Goodwill	29,751	28,093
Other Intangibles	5,363	5,779
Investments and advances	7,066	8,190
Other assets	432	554
Total assets	$119,642	$135,015

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,528	$2,068
Deferred revenues	41,158	45,827
Borrowings under revolving credit agreement	1,049	3,042
Current portion of long-term debt	6,444	2,724
Accrued compensation	1,500	5,885
Accrued liabilities	6,949	6,742
Income taxes payable	20	567
Other current liabilities	4,260	5,450
Total current liabilities	63,908	72,305

Long-term debt	—	5,111
Non-current portion of deferred revenues	3,376	4,813
Total liabilities	67,284	82,229

Minority interest in consolidated subsidiaries	156	—

Stockholders’ equity:
Preferred stock, $.01 par value per-share, authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value per-share, authorized 45,000,000 shares, issued 13,646,222	136	136
Paid-in capital	58,727	58,102
Accumulated deficit	(5,596)	(4,412)
Accumulated other comprehensive loss	(406)	(381)
Treasury stock, at cost, 802,016 shares	(659)	(659)
Total stockholders’ equity	52,202	52,786
Total liabilities and stockholders’ equity	$119,642	$135,015

See notes to consolidated financial statements.

META Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001

Revenues:
Research and advisory services	$20,373	$21,956	$39,023	$45,071
Strategic consulting	8,404	7,452	16,289	12,431
Published research products	1,269	1,317	3,134	2,665

Total revenues	30,046	30,725	58,446	60,167

Operating expenses:
Cost of services and fulfillment	14,807	15,671	29,794	31,987
Selling and marketing	7,348	9,343	15,563	20,329
General and administrative	4,431	4,002	9,077	7,089
Depreciation and amortization	1,434	1,974	3,135	3,807
Restructuring charge		359	222	359
Goodwill impairment loss	1,452		1,452

Total operating expenses	29,472	31,349	59,243	63,571

Operating income (loss)	574	(624)	(797)	(3,404)
Investment impairment loss	(50)		(275)
Other income (expense), net	(41)	(128)	6	2,232
Income (loss) before provision (benefit) for income taxes	483	(752)	(1,066)	(1,172)
Provision (benefit) for income taxes	314	(103)	96	(250)
Minority interest in income of consolidated subsidiaries			22
Net (loss) income	$169	$(649)	$(1,184)	$(922)

Amounts per basic common share:
Net (loss) income	$.01	$(.06)	$(.09)	$(.08)

Amounts per diluted common share:
Net (loss) income	$.01	$(.06)	$(.09)	$(.08)

Weighted average number of basic common shares outstanding	13,024	11,099	13,024	11,069
Weighted average number of diluted common shares outstanding	13,153	11,099	13,024	11,069

See notes to consolidated financial statements.

META Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended June 30,
	2002	2001
Operating activities:
Net loss	$(1,184)	$(922)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,135	3,807
Provision for doubtful accounts	452
Gain on sale of investment		(2,563)
Impairment loss on investments	275
Goodwill impairment loss	1,452
Minority interest	22
Deferred income taxes	560	(250)
Other non-cash charges	36	266
Changes in assets and liabilities:
Accounts receivable	11,151	13,256
Deferred commissions	324	(1,592)
Other current assets	(205)	1,295
Other assets	321	4,485
Accounts payable	297	(3,465)
Accrued expenses and other current liabilities	(6,869)	(1,851)
Deferred revenues	(5,908)	(855)
Net cash provided by operating activities	3,859	11,611

Investing activities:
Capital expenditures	(519)	(1,446)
Payments for acquisitions, net of cash acquired	(812)	(2,573)
Proceeds from sale of investment		2,940
Investments and advances		400
Net cash used in investing activities	(1,331)	(679)

Financing activities:
Proceeds from exercise of stock options		7
Proceeds from employee stock purchase plan	82	164
Proceeds from line of credit		1,000
Repayments of line of credit	(1,992)	—
Private placement of common stock, net of offering costs		4,603
Repayment of term loan	(1,391)
Net cash (used in) provided by financing activities	(3,301)	5,774
Effect of exchange rate changes on cash	324	54
Net (decrease) increase in cash and cash equivalents	(449)	16,760
Cash and cash equivalents, beginning of period	21,433	3,622
Cash and cash equivalents, end of period	$20,984	$20,382

See notes to consolidated financial statements.

META Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of META Group, Inc. (the “Company”) and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2001 audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Note 2 – New Accounting Policies

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives. During 2002, the remaining useful lives of intangible assets being amortized were reviewed and deemed to be appropriate.

The goodwill impairment test is a two-step process that requires goodwill to be allocated to the reporting units. In the first step, the fair value of the reporting unit is compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment may exist, and the second step of the test is performed. In the second step, the fair value of the goodwill is compared to the carrying value of the goodwill and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill.

With respect to the goodwill recorded as of January 1, 2002, the first step of the initial test for impairment was completed by June 30, 2002. Based on the completion of this first step, it is anticipated that an impairment loss will have to be recorded in the Strategic Consulting segment and may possibly have to be recorded in the Published Research Products segment. The second step of the impairment test is the quantification of the amount of impairment that existed in the Company’s Strategic Consulting segment and may possibly exist in the Published Research Products segment.  The Company currently anticipates that it will complete the second step of the impairment test by the end of the third quarter of 2002.  The impairment will be recorded as a cumulative effect of a change in accounting retroactive to January 1, 2002.

Primarily as a result of the completion of the first step of the impairment test, current year additions of $1.45 million to the Company’s Strategic Consulting reporting segment resulting from contingent consideration earned by Rubin Systems, Inc. and the Verity Group were deemed impaired and recorded as an impairment loss.

        The Company ceased recording goodwill amortization effective January 1, 2002. The following table shows net income (loss) for the first half of 2002 and adjusted net income (loss) for the first half of 2001 exclusive of goodwill amortization (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss):	$169	$(649)	$(1,184)	$(922)
Addback: goodwill amortization, net of tax		232		404
Adjusted net income (loss):	$169	$(417)	$(1,184)	$(518)

Basic and Diluted Earnings Per Share:
Net income (loss) per common share:	$.01	$(.06)	$(.09)	$ .(08)
Addback: goodwill amortization, net of tax		.02		.04
Adjusted net income (loss) per common share:	$.01	$(.04)	$(.09)	$(.04)

Note 3 - Income Taxes

During the quarter and six months ended June 30, 2002, the Company recorded an income tax provision of $314,000 and $96,000, respectively. The provision for income taxes includes a $50,000 tax benefit as a result of the impact and tax nature of the goodwill impairment loss of $1.45 million recorded as of June 30, 2002 as not all of the goodwill was tax deductible. Additionally, the Company recorded a full valuation allowance for the tax benefits associated with the losses generated by META Group Germany and META Group France during the quarter and six months ended June 30, 2002 due to the uncertainty of realizing the loss carry-forwards because of the start-up nature of these subsidiaries.

Note 4 – Comprehensive Income

Comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Net income (loss)	$169	$(649)	$(1,184)	$(922)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(49)	341	(25)	(85)
Unrealized gain (loss) on marketable securities		(51)		45

Comprehensive (loss) income	$120	$(359)	$(1,209)	$(962)

Note 5 – Segment Reporting

The Company operates in three business segments: Advisory Services, Strategic Consulting and Published Research Products. The Company’s operating segments are managed separately, because each operating segment represents a strategic business unit that generally offers distinct products or services. Advisory Services provide comprehensive coverage of relevant information technology  and business-related issues faced by its clients through client/analyst interaction and published conclusions and recommendations to each client’s specific IT requirements. Strategic Consulting provides custom consulting services tailored to meet individual client requirements. Published Research Products offer various topic-specific reports designed to serve both as complements to the Company’s core services and as standalone deliverables that meet specific assessment requirements.

The disaggregated financial results for the Company’s operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Company’s management internally disaggregates financial information for the purposes of assistance in making internal operating decisions. The Company evaluates performance based on standalone segment operating income, defined by the Company as the segment revenues less segment cost of sales and corporate selling, general and administrative allocations. General and administrative expenses are allocated ratably based on each operating segments’ respective headcount. Selling and marketing expenses are allocated ratably based on each operating segments’ revenues. Management does not allocate corporate assets, non-operating income (interest income), or income taxes when measuring segment results.

Information by operating segment is set forth below (in thousands):

	Advisory Services	Strategic Consulting	Published Research Products	Consolidated Total
Three months ended June 30, 2002

Revenues	$20,373	$8,404	$1,269	$30,046
Operating income	106	427	41	574

Three months ended June 30, 2001

Revenues	$21,956	$7,452	$1,317	$30,725
Operating income (loss)	529	370	(1,523)	(624)

Six months ended June 30, 2002

Revenues	$39,023	$16,289	$3,134	$58,446
Operating income (loss)	1,814	(2,811)	200	(797)

Six Months ended June 30, 2001

Revenues	$45,071	$12,431	$2,665	$60,167
Operating income (loss)	(1,376)	128	(2,156)	(3,404)

Note 6 – Acquisitions

During 2002, the Company recorded $0.9 million in additional goodwill in connection with contingent consideration earned by Rubin Systems, Inc. (“RSI”) in connection with the achievement of certain financial targets for the year ended December 31, 2001. The Company paid $569,000 in cash as of August 2002, and currently expects to issue $369,000 (202,499 shares) of the Company’s common stock in the third quarter of 2002 in satisfaction of the contingent consideration. As of June 30, 2002, the Company recorded an aggregate of $3.4 million in consideration for the purchase of RSI. In the event certain financial targets are met, additional contingent consideration of $2.7 million payable in cash and $1.4 million payable in stock may be paid through March 2007. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 349,526, the remaining consideration will be payable in cash.  The Company completed the acquisition of substantially all of the assets of RSI in October 2000. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

In March 2002, the Company paid $0.4 million of contingent consideration to The Verity Group (“Verity”), an IT consulting company, as additional contingent consideration earned during the year ended December 31, 2001. The Company acquired certain assets of Verity in 1997 for an initial payment of $1,000 in cash and contingent consideration of up to $1.1 million in the event certain financial targets were met in each of the four years ended December 31, 2001. The aggregate consideration paid by the Company amounted to approximately $1 million.  There are no payments remaining under the earnout.

Effective January 1, 2002, META Group Germany acquired a majority interest in the Company’s distributor in Hungary, META Group Stratis, for approximately $327,000 paid in META Group Germany’s stock. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. Such allocation resulted in goodwill in the Company’s Research and Advisory Services segment of approximately $214,000.

Note 7 – Bank Debt

In November 2001, the Company entered into a $20 million amended and restated credit agreement with its bank (the “Facility”). On March 26, 2002, the Company entered into an amendment to the Facility, which, among other things, waived prior covenant defaults, reset existing covenants and added a new consolidated net income covenant. The Facility consists of an $8 million term loan (the “Term Loan”) payable in 36 monthly consecutive installments that commenced in December 2001, and a $12 million revolving credit facility (the “Revolving Facility”). Both mature in November 2004. As of June 30, 2002, the total amount used under the Facility was $9.3 million, consisting of $7.5 million in outstanding borrowings ($6.5 million outstanding under the Term Loan and $1 million outstanding under the Revolving Facility) and $1.8 million in letters of credit issued on behalf of one of the Company’s independent sales representative organizations, on behalf of META Group Germany, and as security for a portion of the Company’s Stamford, CT premises lease. During the six months ended June 30, 2002, the Company paid $171,000 in interest on the Facility.

The Facility has a borrowing base equal to 80% of the Company’s eligible accounts receivable. Interest is payable at the rate of (i) LIBOR plus 2.5% or (ii) the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%. The Facility is collateralized by the Company’s accounts receivable and requires payment of a commitment fee payable quarterly, in arrears, of 0.25% based on the average, daily, unused portion of the Revolving Facility. The Facility contains a number of covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities. In addition, the Company is required to maintain certain financial covenants, including a leverage ratio covenant, a fixed charge ratio covenant, a consolidated net income covenant and a minimum EBITDA covenant. As a result of the implementation of SFAS 142 and the identification of potential impairment as described in note 2 to the consolidated financial statements, the Company currently anticipates that it will be in default of its covenants when such impairment is quantified in the second half of 2002. Accordingly, the Company currently intends to negotiate with its bank to amend the Facility and the related covenants for the third quarter of 2002 and beyond to address this issue. The Company, however, cannot be certain that it will be successful in negotiating such an amendment. Until the Facility is formally amended, all borrowings outstanding as of June 30, 2002 have been classified as a current liability on the Company’s consolidated balance sheet.

During the quarter ended June 30, 2002, META Group Germany repaid all amounts outstanding under its line of credit with its local bank (approximately €1 million which approximated $1 million). In February 2002 the Company provided an irrevocable letter of credit for €1 million (approximately $1 million) as collateral to META Group Germany’s outstanding borrowings with its bank as a result of covenant defaults which were waived. The letter of credit was cancelled in July 2002.

Note 8 – Investment Impairment Losses

During the quarter ended March 31, 2002, the Company recorded a $225,000 impairment loss on its investment in Spikes Cavell & Co. (“Spikes Cavell”), a UK based business that went into receivership in September 1999. Spikes Cavell’s most significant asset is an earn-out due from a third party that purchased a portion of its business. The amount of the earn-out is calculated based on the third party’s financial results for the three years ended December 31, 2001 and is currently expected to be settled in the third quarter of 2002. During the six months ended June 30, 2002, the Company held discussions with and obtained from Spikes Cavell’s liquidator updated financial information regarding the status of the claims filed in the liquidation proceeding and the estimated assets that the liquidator is expected to receive on behalf of Spikes Cavell. Based on those discussions and a review of the underlying financial data provided by the liquidator, the Company adjusted its carrying value down to the estimated amounts to be realized upon the final liquidation of Spikes Cavell. This resulted in a $225,000 impairment loss.

During the quarter ended June 30, 2002, the Company recorded a $50,000 impairment loss on its investment in Computerwire, PLC., a UK based business that commenced formal dissolution procedures during the quarter ended June 30, 2002. Consequently, the Company recorded an impairment loss on the remaining value of its investment during the quarter ended June 30 2002.

There were no impairment losses recorded by the Company during the three or six month periods ended June 30, 2001.

Note 9 – Restructuring Charges

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

Note 10 – Commitments, Contingencies and Guarantees

                Commitments:

                In 2001 META Group Germany acquired a minority equity interest in META Group Northern Europe in the form of an equity investment and a 3 year promissory note. In 2001, META Group Northern Europe entered into an agreement with one of the Company’s independent sales representative organizations, META Group Norway, to purchase a majority interest in META Group Norway for total consideration of $1.4 million.

As of June 30, 2002, approximately $780,000 in consideration remains outstanding for the purchase of a majority interest in META Group Norway. The Company currently anticipates that it will fund the remaining outstanding consideration in the second half of 2002.

Contingencies:

Other than ordinary routine litigation incidental to the Company’s business which the Company believes is unlikely to have a material adverse effect on its business, the Company is not a party, nor is any of its property subject to, any pending legal proceedings.

Guarantees:

As of June 30, 2002, the Company had a corporate guarantee in the amount of 12 million Belgian Francs (approximately $290,000) guaranteeing the local bank borrowings of one of its former independent sales representative organizations. The full amount guaranteed was paid in August 2002. Additionally, the Company has provided a general corporate guarantee on behalf of META Group Germany in the amount of €1 million (approximately $1 million) and a general corporate guarantee on behalf of its subsidiary in Switzerland in the amount of $160,000.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by words such as anticipate, believe, could, estimate, expect, intend, may, plan, project, should or will and similar words (as well as other words or expressions referencing future events, conditions or circumstances). Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors, including the risk factors set forth below under “Certain Factors That May Affect Future Results.” This discussion should be read in conjunction with the consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s other filings with the Securities and Exchange Commission, principally the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

META Group, Inc. and its subsidiaries, 1422722 Ontario Inc. (“META Group Canada”), The Sentry Group, Inc., META Group Australia Holdings PTY Limited (“META Group Australia”), META Group Singapore PTE Limited (“META Group Singapore”), Abundant Strategy SDN.BHD (“META Group Malaysia”), META Group France S.A. (“META Group France”), META Group AG (“META Group Germany”) and MG (Bermuda) Ltd. (collectively the “Company”) is a leading independent research and consulting firm focusing on information technology (“IT”) and business transformation strategies. The Company’s goal is to deliver objective, consistent, and actionable guidance to enable organizations to innovate more rapidly and effectively.

The Company has three operating business segments: Advisory Services, Strategic Consulting and Published Research Products.  The Advisory Services segment provides annually renewable subscription services (focused on specific areas of IT, IT issues related to a specific vertical market, or the specific needs of those within the IT organization), service analyst briefing engagements, and conferences. Supplementing these services are the Company’s Infusion programs, which build on the business-focused analysis of Advisory Services by offering methodologies and skill-based training needed to successfully manage specific business-critical issues. The Strategic Consulting segment provides strategic consulting engagements addressing clients’ business and technology issues. A significant portion of Strategic Consulting clients are also Advisory Services subscribers. The Published Research Products segment provides reports, studies and surveys offering in-depth analysis of specific business or IT issues.

Advisory Services revenues, which generally are annually renewable contracts and are payable by clients in advance, constituted approximately 68% and 71% of the Company’s total revenues for the quarters ended June 30, 2002 and 2001, respectively. Advisory Services revenues attributable to international clients are billed and collected by the Company’s independent sales representative organizations, its wholly-owned subsidiaries in Canada, Australia, Singapore, Malaysia, and France and its majority owned subsidiary in Germany. The Company realizes Advisory Service revenues from the international sales representative organizations at rates of 25% to 40% of amounts billed to those clients.

One measure of the volume of the Company’s Advisory Services business is its “Contract Value,” which the Company calculates as the aggregate value of retainer subscription services contracts in force at a given point in time, without regard to the remaining duration of such contracts. Previously, the Company computed Contract Value based on the annualized value of Advisory Services revenue recognized from all Advisory Services contracts in effect at a given point in time. Contract Value is not necessarily indicative of future Advisory Services revenues. Contract Value was $68.4 million at June 30, 2002 versus $84.7 million at June 30, 2001, a 19% decrease.

Revenues from Strategic Consulting engagements comprised approximately 28% and 24% of the Company’s total revenues for the quarters ended June 30, 2002 and 2001, respectively. The majority of the Company’s Strategic Consulting clients consist of Advisory Services clients seeking additional advice tailored to their individual IT requirements.

Revenues from Published Research Products comprised approximately 4% of the Company’s total revenues for the quarters ended June 30, 2002 and 2001.

The Company’s operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses and depreciation and amortization. Cost of services and fulfillment represents the costs associated with production and delivery of the Company’s products and services and includes the costs of research, development, preparation of periodic reports, analyst telephone consultations, executive briefings and conferences, research reports, consulting services, new product development, and all associated editorial and support services. Selling and marketing expenses include the costs of salaries, commissions, related benefits for selling and marketing personnel, as well as travel and promotion, and bad debt expense associated with accounts and notes receivable from its independent sales representative organizations. General and administrative expenses include the costs of the finance and accounting departments, in addition to the legal, human resources, corporate IT and other administrative functions of the Company, as well as bad debt expense associated with accounts receivable from its domestic customers.

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES  Total revenues decreased 2.2% to $30 million in the quarter ended June 30, 2002 from $30.7 million in the quarter ended June 30, 2001.

Revenues from Advisory Services, which generally are derived from annually renewable contracts payable by clients in advance, decreased 7.2% to $20.4 million in the quarter ended June 30, 2002 from $22 million in the quarter ended June 30, 2001, and decreased as a percentage of total revenues to 68% in the quarter ended June 30, 2002 from 71% in the quarter ended June 30, 2001.  The decrease in revenues from Advisory Services was principally due to decreased subscriptions to the Company’s Advisory Services as a result of the decrease in demand for such services that began in the second half of 2000 resulting from a decrease in IT spending as a result of general economic conditions. As the Company recognizes subscription revenues ratably over the underlying contract period, Advisory Services revenues were adversely impacted during the quarter ended June 30, 2002 when compared to the quarter ended June 30, 2001 by the continued decrease in billings that began in the second half of 2000. The decrease in revenues was partially offset by $0.7 million of incremental revenues realized during the quarter ended June 30, 2002 from the acquisition of a majority interest in META Group Germany and the formation of META Group France, both of which occurred in the second half of 2001. Advisory Services revenues attributable to international clients decreased 22% to $3.4 million in the quarter ended June 30, 2002 from $4.3 million in the quarter ended June 30, 2001, and decreased as a percentage of Advisory Services revenue to 17% from 21%. The decrease in Advisory Services revenue attributable to international clients was due principally to the decrease in subscription revenues resulting from the decrease in demand for the Company’s Advisory Services discussed above.

Strategic Consulting revenues, which result from Strategic Consulting engagements addressing clients’ business and technology issues, increased 12.8% to $8.4 million in the quarter ended June 30, 2002 from $7.5 million in the quarter ended June 30, 2001, and increased as a percentage of total revenues to 28% from 24%. The increase was principally due to $1.9 million of incremental revenues from the acquisition of a majority interest in META Group Germany in December 2001, and, to a lesser extent, from increased consulting revenues from META Group Canada during the quarter ended June 30, 2002 versus the year ago period as a result of an increase in strategic consulting engagements completed during the quarter ended June 30, 2002. The increase in revenues was partially offset by a decrease in domestic consulting principally due to a decrease in domestic consulting headcount as well as from the decrease in IT spending as a result of general economic conditions.

Published Research Products revenues, which result from the sale of published research products offering in-depth analysis of specific business or IT issues, decreased 3.6% to $1.27 million in the quarter ended June 30, 2002 from $1.3 million in the quarter ended June 30, 2001, and remained constant as a percentage of total revenues at 4%. The decrease in Published Research Products revenues was principally due to a decrease in IT spending as a result of general economic conditions. The decrease was partially offset by $0.1 million of incremental revenues from the acquisition of a majority interest in META Group Germany in December 2001.

COST OF SERVICES AND FULFILLMENT  Cost of services and fulfillment decreased 5.5% to $14.8 million in the quarter ended June 30, 2002 from $15.7 million in the quarter ended June 30, 2001 and decreased as a percentage of total revenues to 49% from 51%. The decrease was principally due to decreases in domestic payroll and payroll related costs (salaries, benefits and bonus expense) of the Company’s domestic research and fulfillment personnel and consultants as a result of the reductions in headcount that occurred in April 2001 and, to a lesser extent,  in February 2002, and reduced travel costs attributable to both the decrease in headcount and other cost control measures. Such cost reductions were partially offset by $2.3 million of incremental expenses from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001.

SELLING AND MARKETING EXPENSES  Selling and marketing expenses decreased 21.4% to $7.3 million in the quarter ended June 30, 2002 from $9.3 million in the quarter ended June 30, 2001 and decreased as a percentage of total revenues to 24% from 30%. The decrease in selling and marketing expenses was principally due to decreased commission expenses as a result of the Company’s restructured sales commission plan for the plan year ended January 31, 2002, which resulted in a decrease in commissions paid to the Company’s sales personnel during the twelve months ended January 31, 2002.  As the Company amortizes commission payments over the subscription period in which the related Advisory Services revenues are amortized to income, the Company experienced a decrease in commission expense during the quarter ended June 30, 2002.  Additionally, domestic salary expense decreased during the quarter ended June 30, 2002 versus the same period a year ago due principally to the reductions in domestic headcount that occurred in April 2001 and, to a lesser extent, in February 2002. The reductions in commission and salary expenses were partially offset by $0.7 million of incremental expenses from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001.

GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses increased 10.7% to $4.4 million in the quarter ended June 30, 2002 from $4 million in the quarter ended June 30, 2001, and increased as a percentage of total revenues to 15% from 13%. The increase in general and administrative expenses was principally due to $0.8 million of incremental expenses from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001.

DEPRECIATION AND AMORTIZATION  Depreciation and amortization expense decreased 27.4% to $1.4 million in the quarter ended June 30, 2002 from $2 million in the quarter ended June 30, 2001 and decreased as a percentage of total revenues to 5% from 6%. The decrease was principally due to lower amortization of intangible assets as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Pursuant to SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives, which range from four to seven years.

GOODWILL IMPAIRMENT LOSS  During the quarter ended June 30, 2002, the Company recorded a $1.45 million goodwill impairment loss as a result of the adoption of SFAS 142. The Company was required to complete a transitional impairment test of goodwill existing at January 1, 2002 by June 30, 2002.  Based on the transitional test performed, it is currently anticipated that an impairment loss will have to be recorded in the Company’s Strategic Consulting business segment and may possibly exist in the Company’s Published Research Products segment as of January 1, 2002. The quantification of the amount of impairment that existed as of January 1, 2002 is required to be determined by December 31, 2002, and will be accounted for as a cumulative effect of a change in accounting retroactive to January 1, 2002. Primarily as a result of the transitional test performed, current year additions to goodwill in the Strategic Consulting business segment in the amount of $1.45 million, arising from contingent consideration payments earned by Rubin Systems, Inc. and the Verity Group as of June 30, 2002, were deemed to be impaired as of June 30, 2002.

INVESTMENT IMPAIRMENT LOSS  During the quarter ended June 30, 2002, the Company recorded a $50,000 impairment loss on its investment in Computerwire, PLC., a UK based business that commenced formal dissolution procedures during the quarter ended June 30, 2002. Consequently, the Company recorded an impairment loss on the remaining value of its investment during the quarter ended June 30 2002. There was no impairment loss during the quarter ended June 30, 2001.

OTHER INCOME (EXPENSE), NET  During the quarter ended June 30, 2002, the Company recorded net interest expense (net of interest income) of $41,000, down from $128,000 of net interest expense during the quarter ended June 30, 2001. The decrease was principally due to a decrease in interest expense on its outstanding bank borrowings as a result of the decrease in outstanding borrowings during the quarter ended June 30, 2002 versus the same period in the previous year.

PROVISION FOR INCOME TAXES  During the quarter ended June 30, 2002, the Company recorded a provision for income taxes of $314,000, reflecting an effective tax rate of 65%, versus an income tax benefit of $103,000 recorded during the quarter ended June 30, 2001. The high effective tax rate in the quarter ended June 30, 2002 was principally due to the impact and tax nature of the goodwill impairment loss of $1.45 million recorded during the quarter ended June 30, 2002 for which the Company recorded a $50,000 tax benefit as not all of the goodwill was tax deductible. Additionally, the Company recorded a full valuation allowance for the tax benefits associated with the losses generated by META Group Germany and META Group France during the quarter ended June 30, 2002 due to the uncertainty of realizing the loss carry-forwards because of the start-up nature of these subsidiaries.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES  Total revenues decreased 2.9% to $58.4 million in the six months ended June 30, 2002 from $60.2 million in the six months ended June 30, 2001.

Revenues from Advisory Services decreased 13.4% to $39 million in the six months ended June 30, 2002 from $45.1 million in the six months ended June 30, 2001 and decreased as a percentage of total revenues to 67% from 75%. The decrease in revenues from Advisory Services was principally due to decreased subscriptions to the Company’s Advisory Services as a result of the decrease in demand for such services that began in the second half of 2000 resulting from a decrease in IT spending as a result of general economic conditions. The decreases were partially offset by $1.5 million of incremental revenues from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001. Advisory Services revenues attributable to international clients decreased 13% in the six months ended June 30, 2002 from the six months ended June 30, 2001, and remained constant as a percentage of Research and Advisory Services revenues at 17%.

Strategic Consulting revenues increased 31% to $16.3 million in the six months ended June 30, 2002 from $12.4 million in the six months ended June 30, 2001, and increased as a percentage of total revenues to 28% from 21%. The increase was principally due to $4.3 million of incremental revenues from the acquisition of a majority interest in META Group Germany in December 2001, and, to a lesser extent, from increases in consulting revenues from the Company’s subsidiaries in Canada and Australia during the six months ended June 30, 2002 versus the same period a year ago. The increases were partially offset by a decrease in the Company’s domestic consulting revenues due principally to a decrease in domestic consulting headcount.

Published Research Products revenues increased 17.6% to $3.1 million in the six months ended June 30, 2002 from $2.7 million in the six months ended June 30, 2001 and increased as a percentage of total revenues to 5% from 4%.  The increase in revenues was principally due to $0.3 million of incremental revenues from the acquisition of META Group Germany in December 2001, and partially offset by decrease in IT spending as a result of general economic conditions.

COST OF SERVICES AND FULFILLMENT  Cost of services and fulfillment decreased 6.9% to $29.8 million in the six months ended June 30, 2002 from $32 million in the six months ended June 30, 2001 and decreased as a percentage of total revenues to 51% from 53%.  The decrease was principally due to decreased domestic payroll and payroll related costs (salaries, benefits and bonus expense) for domestic analyst, consultant and fulfillment positions as a result of the reductions in domestic headcount that occurred in April 2001, and, to a lesser extent, in February 2002, and reduced travel expenses attributable to both the decrease in headcount and other cost control measures. Such cost reductions were partially offset by $4.6 million of incremental expenses from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001.

SELLING AND MARKETING EXPENSES  Selling and marketing expenses decreased 23.4% to $15.6 million in the six months ended June 30, 2002 from $20.3 million in the six months ended June 30, 2001 and decreased as a percentage of total revenues to 27% from 34%. The decrease in selling and marketing expenses was principally due to decreased commission expenses as a result of the Company’s restructured sales commission plan for the plan year ended January 31, 2002, which resulted in a decrease in commissions paid to the Company’s sales personnel during the twelve months ended January 31, 2002.  As the Company amortizes commission payments over the subscription period in which the related Advisory Services revenues are amortized to income, the Company experienced a decrease in commission expense during the six months ended June 30, 2002.  Domestic payroll and payroll related costs (salaries and benefits) decreased during the six months ended June 30, 2002 versus the same period a year ago due principally to the reductions in domestic headcount that occurred in April 2001 and, to a lesser extent, February 2002, and travel expenses decreased due to both the decrease in headcount and other cost control measures. The Company also experienced a decrease in marketing expenses internationally associated with reduced marketing support of its independent sales representative organizations. Such decreases were partially offset by $1.5 million of incremental selling and marketing expenses as a result of the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001.

GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses increased 28% to $9.1 million in the six months ended June 30, 2002 from $7.1 million in the six months ended June 30, 2001 and increased as a percentage of total revenue to 16% from 12%. The increase in expenses was principally due to $1.7 million of incremental expenses from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001.

DEPRECIATION AND AMORTIZATION  Depreciation and amortization expense decreased 17.7% to $3.1 million in the six months ended June 30, 2002 from $3.8 million in the six months ended June 30, 2001. The decrease was principally due to lower amortization of intangible assets as a result of the adoption of SFAS 142. Pursuant to SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives, which range from four to seven years.

RESTRUCTURING CHARGE  In February 2002,  the Company announced a restructuring whereby it reduced its workforce by 43 persons, representing 7% of the workforce at the time. As a result of the restructuring, the Company incurred a $222,000 restructuring charge during the quarter ended March 31, 2002 for severance payments made during the quarter ended March 31, 2002. In April 2001, the Company announced a restructuring whereby it reduced its workforce by 100, or 15% of the workforce at that time. As a result of the restructuring, the Company incurred a $359,000 restructuring charge during the quarter ended June 30, 2001 for severance payments made during the quarter ended June 30, 2001.

GOODWILL IMPAIRMENT LOSS  During the quarter ended June 30, 2002, the Company recorded a $1.45 million goodwill impairment loss as a result of the adoption of SFAS 142. The Company was required to complete a transitional impairment test of goodwill existing at January 1, 2002 by June 30, 2002.  Based on the transitional test performed, it is currently anticipated that an impairment loss will have to be recorded in the Company’s Strategic Consulting business segment and may possibly exist in the Company’s Published Research Products segment as of January 1, 2002. The quantification of the amount of impairment that existed as of January 1, 2002 is required to be determined by December 31, 2002, and will be accounted for as a cumulative effect of a change in accounting retroactive to January 1, 2002. Primarily as a result of the transitional test performed, current year additions to goodwill in the Strategic Consulting business segment in the amount of $1.45 million, arising from contingent consideration payments earned by Rubin Systems, Inc. and the Verity Group as of June 30, 2002, were deemed to be impaired as of June 30, 2002.

INVESTMENT IMPAIRMENT LOSS  During the six months ended June 30, 2002, the Company recorded impairment losses of $275,000 on its investments in Computerwire, PLC. (“Computerwire”), and Spikes Cavell & Co. (“Spikes Cavell”). Spikes Cavell is a UK based business that went into receivership in September 1999. Spikes Cavell’s most significant asset is an earn-out due from a third party that purchased a portion of its business. The amount of the earn-out is calculated based on the third party’s financial results for the three years ended December 31, 2001 and is currently expected to be settled by the third quarter of 2002. During the six months ended June 30, 2002, the Company held discussions with and obtained from Spikes Cavell’s liquidator updated financial information regarding the status of the claims filed in the liquidation proceeding and the estimated assets that the liquidator is expected to receive on behalf of Spikes Cavell. Based on those discussions and a review of the underlying financial data provided by the liquidator, the Company adjusted its carrying value down to the estimated amounts to be realized upon the final liquidation of Spikes Cavell. This resulted in a $225,000 impairment loss. Computerwire is a UK based business that commenced formal dissolution procedures during the quarter ended June 30, 2002. Consequently, the Company recorded an impairment loss of $50,000 on the remaining value of its investment during the quarter ended June 30 2002. There were no impairment losses during the six months ended June 30, 2001.

OTHER INCOME (EXPENSE), NET  Other income (expense), net, decreased to $6,000 of net interest income (net of interest expense) during the six months ended June 30, 2002 from $2.2 million in the six months ended June 30, 2001. During the six months ended June 30, 2001, the Company recognized a $2.6 million gain on the sale of its investment in Intermedia Group. Proceeds from the sale were $2.94 million. The gain was partially offset by interest expense recorded on the Company’s outstanding borrowings under its credit facility.

PROVISION FOR INCOME TAXES  During the six months ended June 30, 2002, the Company recorded an income tax provision of $96,000 versus a benefit of $250,000 for the six months ended June 30, 2001. The provision for income taxes includes a $50,000 tax benefit as a result of the impact and tax nature of the goodwill impairment loss of $1.45 million recorded during the six months ended June 30, 2002 as not all of the goodwill was tax deductible. Additionally, the Company recorded a full valuation allowance for the tax benefits associated with the losses generated by META Group Germany and META Group France during the quarter ended June 30, 2002 due to the uncertainty of realizing the loss carry-forwards because of the start-up nature of these subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations primarily through cash generated from operations, borrowings under its credit facility, and, to a lesser extent, from the sale of its common stock. The Company generated $3.9 million of cash from operations during the six months ended June 30, 2002, compared to $11.6 million of cash generated from operations in the same period of 2001. The decrease in cash generated from operations was principally due to decreases in accrued expenses and other current liabilities at June 30, 2002 versus the year ago period primarily as a result of the deferral of certain bonus payments (earned in fiscal 2000) to the end of the third quarter of 2001, reduced levels of deferred revenues at June 30, 2002 versus 2001, the cash received during the six months ended June 30, 2001 from the Company’s sale of its limited partnership interest in the JMI Equity Side Fund, L.P. associated with the termination of the Company’s META Group/JMI Long-Term Incentive Plan for certain of the Company’s key employees, and a decrease in collections of outstanding accounts receivable during the six months ended June 30, 2002 versus the year ago period as a result of the significant efforts to reduce overdue accounts receivable that commenced during the first half of 2001. Such decreases were partially offset by increases in the Company’s accounts payable balances at June 30, 2002 versus June 30, 2001, and, to a lesser extent, a decrease in sales commissions paid during the six months ended June 30, 2002 when compared to the same period in the previous year.

The Company used $0.5 million of cash in the six months ended June 30, 2002, compared to $1.4 million in the same period of 2001, for the purchase of furniture, equipment, computers and related software and Web site infrastructure. The purchases that were made during the six months ended June 30, 2002 were made principally to support the Company’s Web site and network infrastructure. The Company currently expects that additional purchases of equipment will be made during 2002 and that such expenditures will decrease slightly when compared to the 2001 levels. The Company has no material commitments for capital expenditures; however, the Company anticipates that it will continue to upgrade its internal systems to support its business, including in particular its international subsidiaries.

During the six months ended June 30, 2002, the Company paid $0.4 million in cash to The Verity Group (“Verity”), an IT consulting company, as additional contingent consideration earned during the year ended December 31, 2001. The Company acquired certain assets of Verity in 1997 for an initial payment of $1,000 in cash and contingent consideration of up to $1.1 million in the event certain financial targets were met in each of the four years ended December 31, 2001. The aggregate consideration paid by the Company amounted to approximately $1 million. There are no payments remaining under the earnout.

During the six months ended June 30, 2002, the Company recorded $0.9 million in additional goodwill in connection with contingent consideration earned by Rubin Systems, Inc. (“RSI”) in connection with the achievement of certain financial targets for the year ended December 31, 2001. The Company paid $569,000 in cash and currently expects to issue $369,000 (202,499 shares) of the Company’s common stock in the third quarter of 2002 in satisfaction of the contingent consideration. As of June 30, 2002, the Company recorded an aggregate of $3.4 million in consideration for the purchase of RSI. In the event certain financial targets are met, additional contingent consideration of $2.7 million payable in cash and $1.4 million payable in stock may be paid through March 2007.  In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 349,526, the remaining consideration will be payable in cash.  The Company completed the acquisition of substantially all of the assets of RSI in October 2000. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

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

Exclusive of its acquisitions, the Company has historically made investments in and advances to several companies in parallel or synergistic industries. The Company did not make any such investments or advances during the six months ended June 30, 2002 and 2001. The balance of the Company’s investments and advances was $7.1 million and $17.9 million at June 30, 2002 and 2001, respectively. The Company follows a practice to review its individual investments and advances for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, the Company reviews the business climate of each investee, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value.  The Company recorded an impairment loss of $225,000 on its investment in Spikes Cavell during the quarter ended March 31, 2002, an impairment loss of $50,000 on its investment in Computerwire during the quarter ended June 30, 2002 and recorded impairment losses of $9.2 million for the year ended December 31, 2001. The losses taken were determined on a specific identification method considering each investee’s particular facts and circumstances in existence at that time. The Company will continue to evaluate its investments for impairment every quarter, and based on its review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment.

                In 2001 META Group Germany acquired a minority equity interest in META Group Northern Europe in the form of an equity investment and a 3 year promissory note. In 2001, META Group Northern Europe entered into an agreement with one of the Company’s independent sales representative organizations, META Group Norway, to purchase a majority interest in META Group Norway for total consideration of $1.4 million.

As of June 30, 2002, approximately $780,000 in consideration remains outstanding for the purchase of a majority interest in META Group Norway. The Company currently anticipates that it will fund the remaining outstanding consideration in the second half of 2002.

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

In June 2001 the Company completed a private placement of its common stock whereby the Company issued 1,726,617 shares of its common stock for $2.78 per share to Dale Kutnick, the Company’s Chairman of the Board and Co-Research Director, and additional purchasers affiliated with Francis J. Saldutti, Harry Gruner and George McNamee, each of whom is a member of the Company’s Board of Directors (the “Board”). The Board approved the transaction after receiving the favorable recommendation of a Special Committee of the Board consisting of three disinterested Board members. The Special Committee retained BNY Capital Markets, Inc. as its financial advisor to render a fairness opinion on the transaction. Total proceeds to the Company were $4.6 million, net of offering costs of approximately $227,000. The common stock offered in the private placement has not been registered with the Securities and Exchange Commission and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has, however, filed a registration statement with the Securities and Exchange Commission to register the shares issued (other than those issued to Mr. Kutnick), although such registration statement is not yet effective.

During the six months ended June 30, 2002, the Company repaid a total of $3.4 million in borrowings outstanding under its credit agreements. During the six months ended June 30, 2001, the Company received $1 million in borrowings under its line of credit with its bank.

As of June 30, 2002, the total amount used under the Company’s domestic facility (the “Facility”) was $9.3 million, consisting of $7.5 million in outstanding borrowings ($6.5 million outstanding under its term loan and $1 million outstanding under its revolving facility) and $1.8 million in letters of credit issued on behalf of one of the Company’s independent sales representative organizations, on behalf of META Group Germany, and as security for a portion of the Company’s Stamford, CT premises lease. During the six months ended June 30, 2002, the Company paid $171,000 in interest on the Facility. The Facility has a borrowing base equal to 80% of the Company’s eligible accounts receivable. Interest is payable at the rate of (i) LIBOR plus 2.5% or (ii) the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%. The Facility is collateralized by the Company’s accounts receivable and requires payment of a commitment fee payable quarterly, in arrears, of 0.25% based on the average, daily, unused portion of the revolving facility. The Facility contains a number of covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities.  In addition, the Company is required to maintain certain financial covenants, including a leverage ratio covenant, a fixed charge ratio covenant, a consolidated net income covenant and a minimum EBITDA covenant.  As a result of the implementation of SFAS 142 and the identification of potential impairment, the Company currently anticipates that it will be in default of its covenants when such impairment is quantified in the second half of 2002. Accordingly, the Company currently intends to negotiate with its bank to amend the Facility and the related covenants for the third quarter of 2002 and beyond to address this issue.  The Company, however, cannot be certain that it will be successful in negotiating such an amendment. Until the Facility is formally amended, all borrowings outstanding as of June 30, 2002 have been classified as a current liability on the Company’s consolidated balance sheet.

During the quarter ended June 30, 2002, META Group Germany repaid all amounts outstanding under its line of credit with its local bank (approximately €1 million which approximated $1 million). In February 2002 the Company provided an irrevocable letter of credit for €1 million (approximately $1 million) as collateral to META Group Germany’s outstanding borrowings with its bank as a result of covenant defaults which were waived. The letter of credit was cancelled in July 2002.

As of June 30, 2002, the Company had a corporate guarantee in the amount of 12 million Belgian Francs (approximately $290,000) guaranteeing the local bank borrowings of one of its former independent sales representative organizations. The full amount guaranteed was paid by the Company in August 2002. Additionally, the Company has provided a general corporate guarantee on behalf of its majority owned subsidiary in Germany in the amount of €1 million (approximately $1 million as of June 30, 2002) and a general corporate guarantee on behalf of its subsidiary in Switzerland in the amount of $160,000.

During the six months ended June 30, 2002, the Company received $82,000 in proceeds from its stock purchase plan versus $171,000 in proceeds from exercises of stock options and its stock purchase plan for the same period of last year.

In September 2001, the Company initiated a voluntary stock option exchange offer for stock options with an exercise price greater than $12 per share to certain eligible employee option holders. The Company’s senior executives and members of the Board of Directors were not eligible to participate in the offer. In October 2001, the offer period expired and 752,469 stock options were accepted for exchange and cancelled. The Company issued 697,770 options in April 2002 at $2.05, the fair market value on the actual date of issuance to those eligible employees still employed at the date of grant.

In February 2002, the Company announced a strategic reorganization to align the Company’s resources with current market demand and to better position the Company for profitability. As part of the reorganization, the Company reduced its workforce by 43 persons (representing 7% of the workforce at the time). The Company incurred a $222,000 restructuring charge during the quarter ended March 31, 2002 for severance payments made during the quarter ended March 31, 2002. In April 2001, the Company announced a restructuring whereby it reduced its workforce by 100, or 15% of the workforce at that time. As a result of the restructuring, the Company incurred a $359,000 restructuring charge during the quarter ended June 30, 2001 for severance payments made during the quarter ended June 30, 2001.

The Company experienced a net loss of $1.2 million for the six months ended June 30, 2002, and $0.9 million for the six months ended June 30, 2001. To return to profitability, the Company will need to, among other things, achieve revenue growth and/or maintain expenses below revenue levels. The Company cannot be certain whether, or when, any of these will occur. If the Company fails to either achieve sufficient revenue growth or maintain expenses below revenue levels, any such failure will likely result in continued losses that would have a material adverse effect on the Company’s financial results and condition.

As of June 30, 2002, the Company had cash and cash equivalents of $21 million. The Company currently believes existing cash balances, anticipated cash flows from operations and borrowings under its credit facility will be sufficient to meet its working capital, capital expenditure and credit facility payment requirements for the next 12 months. The Company intends to continue its efforts to improve its accounts receivable collections and manage expenses. The Company also currently believes that decreases in and delays of IT spending as a result of general economic conditions are likely to continue to adversely impact its business for the foreseeable future.

The following summarizes the Company’s contractual obligations and other commitments as of June 30, 2002 and the effect such obligations are currently expected to have on its liquidity and cash flow in future periods (in thousands):

	Twelve Months Ending June 30,
	2003	2004	2005		2006	2007	Thereafter
Operating leases	$5,389	$5,069	$4,583		$3,636	$3,691	$3,999
Term Loan (2)	2,667	2,667	1,110
Borrowings under revolving credit agreements			1,049	(1)
	$8,056	$7,736	$6,742		$3,636	$3,691	$3,999

(1)          Represents the contractual maturity of the Company’s Revolving Facility with its bank.  The amount is classified as a current liability on the Company's consolidated balance sheet at June 30, 2002.

(2)          Represents the contractual payment schedule of the Company’s Term Loan with its bank. Until the Company formally executes an amendment to the Facility as a consequence of probable future defaults as a result of the implementation of SFAS 142, all amounts have been classified as a current liability in the Company’s consolidated balance sheet at June 30, 2002.

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

•                  Revenue Recognition – Revenues from our Advisory Services are recognized on a straight-line basis over the subscription contract period, generally one year. All subscription contracts are billable at signing, absent special terms granted on a limited basis from time to time. As such, our policy is to record at the time of signing of an Advisory Services subscription contract the fees receivable and related deferred revenues for the full amount of the subscription contract. Accounts receivable and deferred revenues associated with multi-year contracts that extend beyond a 12-month period have been classified on the consolidated balance sheets as non-current. The Company also records the related sales commission obligation upon the signing of the subscription contract and amortizes the corresponding deferred commission expense over the subscription period in which the related Advisory Services revenues are earned and amortized to income. Revenues from Strategic Consulting services and Published Research Products are recognized at the time the applicable service is rendered or product is delivered. Additionally, estimated customer cancellations are record as reductions to revenue.

•                  Accounts Receivable Allowance –We generally evaluate our accounts receivable on a monthly basis. As part of our analysis, we examine our collections history, the age of the receivables in question, any specific customer collection issues that we have identified, and general market conditions. At June 30, 2002 and 2001, our total accounts receivable balance was $30.7 million and $44.0 million, respectively. During the six months ended June 30, 2002, we provided $488,000 for uncollectable accounts receivable. We may need to record additional expenses in the future if our collections or the financial condition of our customers were to deteriorate.

•                  Investment Recoverability –We follow a practice of reviewing our individual investments for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, we review the business climate of each investee, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. As a result of our review for the six months ended June 30, 2002, we recorded a $225,000 impairment loss on our investment in Spikes Cavell and a $50,000 impairment loss on our investment in Computerwire. We will continue to evaluate our investments for impairment every quarter, and based on our review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment.

•                  Deferred Tax Asset Recoverability – We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we consider future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase net income in the period such determination was made.

•                  Goodwill Impairment – Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and indefinite lived intangible assets will no longer be amortized. Intangible assets with finite lives will continue to be amortized over their useful lives. SFAS 142 also requires that goodwill and indefinite lived intangible assets be tested for impairment at least annually. The goodwill impairment test is a two-step process that requires goodwill to be allocated to our reporting units. In the first step, the fair value of the reporting unit is compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment may exist, and the second step of the test is performed. In the second step, the fair value of the goodwill is compared to the carrying value of the goodwill and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill.

With respect to our intangible assets with finite lives, during 2002 we assessed the remaining useful lives of such assets and deemed them to be appropriate.

With respect to our goodwill recorded as of January 1, 2002, the first step of the initial test for impairment was completed by June 30, 2002. Based on the completion of this first step, it is anticipated that an impairment loss will have to be recorded in our Strategic Consulting segment and may possibly have to be recorded in our Published Research Products segment. The determination of the amount of this initial impairment is not expected to be finalized until the third quarter of 2002 and any related impairment charges will be reflected as a cumulative effect of a change in accounting by retroactive restatement of the consolidated results of operations for the first quarter 2002. The Company currently believes that it is likely that the cumulative effect adjustment arising from the completion of the second step of the impairment test will be material.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to: statements concerning IT spending; general economic conditions; anticipated revenues from Advisory Services, Strategic Consulting and Published Research Products; anticipated revenues from international operations; additional funding by the Company of META Group Germany; anticipated costs of services and fulfillment, selling and marketing, and general and administrative; anticipated cost and expense levels relative to the Company’s total revenues; anticipated cost savings as a result of cost controls and cost reduction efforts; anticipated working capital; capital expenditures; capital requirements; cash flow and cash balances; payment of contingent consideration for acquisitions and allocation of such to goodwill; collection of outstanding accounts receivable; credit facility borrowing capacity; credit facility payment requirements; potential debt or equity financings; potential sales of the Company’s strategic investments; acquisitions; goodwill; or other statements using words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should” or “will”) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements.  Factors that may cause such differences include, without limitation, the risks, uncertainties, and other information discussed below, as well as the accuracy of the Company’s internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

The Company’s future operating results are subject to substantial risks and uncertainties. The Company currently derives most of its revenues from subscriptions to its Advisory Services and a significant amount of revenues from Strategic Consulting engagements.  As a result, any decline in the Company’s ability to secure subscription renewals or replace completed Strategic Consulting engagements with new engagements may have a material adverse effect on the Company’s results of operations.  The Company’s ability to secure subscription renewals, at favorable average selling prices, as well as to successfully market and sell its Strategic Consulting services and Published Research Products, is dependent upon the Company’s ability to deliver consistent, high-quality, and timely analysis and advice with respect to issues, developments, and trends that clients view as important.  The Company’s successful delivery of such analysis and advice is, in turn, dependent upon many factors, including, among other things, its ability to: understand and anticipate rapidly changing technologies and market trends so as to keep its analysis focused on the changing needs of its clients; deliver products and services of sufficiently high quality and timeliness to withstand competition from competitors that may have greater financial, information gathering and marketing resources than the Company; recruit and retain highly talented professionals in a competitive job market; and match the skills and competencies of the Company’s Strategic Consulting staff with the skills required for the fulfillment of existing or potential Strategic Consulting engagements.  The loss of any of the Company’s senior management personnel, including Dale Kutnick (Chairman of the Board and Co-Research Director), could have a material adverse effect on the Company.  The Company’s ability to market and sell its products and services could also be adversely affected by the emergence of new competitors into one or more of the market segments addressed by the Company’s products and services, which could cause pricing pressure and loss of market share. The Company’s pricing strategy may limit the potential market for the Company’s Advisory Services and Strategic Consulting engagements.  As a result, the Company may be required to reduce prices for its Advisory Services and Strategic Consulting engagements or introduce new products with lower prices in order to expand or maintain its market share.  In addition, an increasing portion of the Company’s revenues are attributable to international clients, which may be adversely affected by factors including difficulties in finding distributors for its products and services, difficulties in developing and managing relationships with independent sales representative organizations, the financial health of individual sales representative organizations, failure by the Company to replace sales representative agreements on terms beneficial to the Company or on a timely basis and clients’ potential unwillingness to continue to do business with the Company or its new distributor in the event that any existing agreements with independent sales representative organizations are terminated, integration of acquired foreign subsidiaries into the Company’s existing operations, difficulty in maintaining direct client contact, reliance on sales entities that the Company does not control, fluctuations in exchange rates, adverse political and economic conditions, tariffs and other trade barriers, longer accounts receivable collection cycles, greater accounts receivable collection risk with respect to sales through its independent sales representative organizations (because the Company relies on the sales representative organization to invoice and collect receivables), and adverse tax consequences. The Company’s future financial results also depend in part on the integration of recent acquisitions and potential acquisitions, as well as the development or acquisition of new products and services, which may not successfully be achieved due to the inherent costs and risks associated with development, assimilation, and marketing of a new product or service, as well as the Company’s limited experience in introducing new products and services.

Furthermore, the Company’s quarterly operating results may fluctuate significantly due to various factors. Because a disproportionately large portion of the Company’s Advisory Services contracts expire in the fourth quarter of each year, the Company incurs operating expenses in the fourth quarter at a higher level than would otherwise be required by its sequential growth, and such increased expenses are not normally offset immediately by higher revenues. In addition, the Company’s operating results may fluctuate as a result of a variety of other factors, including operating losses and the ability to achieve profitability, the Company’s ability to manage expense levels and realize efficiencies from reorganizations, any failure by the Company to meet its working capital, capital expenditure and credit facility payment requirements, borrowing under and compliance with the Company’s credit facility, the timing and execution of the Company’s strategic plans, the timing and amount of new business generated by the Company, the inability of the Company to increase its penetration of existing customers and expand to additional customers, changes in the spending patterns of the Company’s target clients (including, but not limited to, decreases in IT spending), changes in market demand for IT research and analysis, competitive conditions in the industry, decreases in spending on IT by substantial commercial and governmental users of IT, general economic uncertainty and economic slowdown in the U.S. and abroad, failure to collect its outstanding accounts receivable, the level and timing of renewals of subscriptions to Advisory Services, the level and timing of contracted Strategic Consulting services, the number, size and scope of Strategic Consulting engagements in which the Company is engaged, the degree of completion of such engagements and the ability of the Company to match the skills of its consulting staff to consulting engagement opportunities, employee utilization rates and the accuracy of estimates of resources required to complete ongoing Strategic Consulting engagements, the mix of domestic versus international business, the mix of Advisory Services revenues versus Strategic Consulting and Published Research Products revenues, the timing of the development, introduction, marketing and market acceptance of new products and services, the integration of acquired businesses into the operations of the Company, the timing of the acquisition and integration into the Company of new business, products, and services, the recruitment, retention and development of research analysts, consultants, management and administrative staff, the Company’s ability to collect its accounts receivable, strategic investments in entities that operate in parallel or synergistic industries to the Company and any impairments thereof, including but not limited to any failure by the Company to sell its interest in strategic investments, goodwill and any impairment thereof, the inability of the Company to sublease unutilized facilities, volatility and unpredictability of the Company’s stock price, and other risks detailed in the Company’s filings with the Securities and Exchange Commission, including those discussed in the Company’s annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001. Due to these factors, the Company believes period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. The potential fluctuations in the Company’s operating results make it likely that, in some future quarter, the Company’s operating results will be below the expectations of securities analysts and investors, which would have a material adverse effect on the price of the Company’s Common Stock.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to borrowings under its $20 million credit facility, which consists of a $12 million revolving credit line and an $8 million term loan. At June 30, 2002, there was $7.5 million in borrowings outstanding under this facility. Under the facility, interest is computed on outstanding borrowings at the rate of (i) LIBOR plus 2.5% or (ii) the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%. The Company believes that an increase or a decrease of ten percent in the effective interest rate on available borrowings on its facility, if fully utilized, would not have a material effect on future results of operations.

The Company is exposed to market risk as it relates to changes in the market value of its strategic investments. The Company made investments in and advances to companies in parallel or synergistic industries to that of the Company’s. During the six months ended June 30, 2002, the Company recorded a $225,000 impairment loss on its investment in Spikes Cavell and a $50,000 impairment loss on its investment in Computerwire. As of June 30, 2002, the Company had investments and advances totaling $7.1 million. These investments and advances are inherently risky because the investee companies are private companies that are typically in the early development stages. Adverse changes in market conditions, like those experienced from the latter half of the year ended December 31, 2000 through June 30, 2002, and poor operating results of the underlying investments may result in the Company incurring additional losses or an inability to recover the remaining value of its investments and advances.

The Company is exposed to market risk as it relates to foreign currency exchange rates.

Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against foreign currencies. Changes in foreign currency exchange rates may therefore negatively affect the Company’s consolidated revenues and expenses. Currency transaction gains or losses arising from transactions in currencies other than the functional currency of the Company’s foreign subsidiaries are included in the results of operations. Such gains and losses were not material to the Company’s consolidated results of operations during the six months ended June 30, 2001 and 2002. The Company believes that an increase or a decrease of ten percent in foreign currency exchange rates would not have a material effect on future results of operations. The Company has not entered into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Other than ordinary routine litigation incidental to the Company’s business that the Company believes is unlikely to have a material adverse effect on its business, the Company is not a party, nor is any of its property subject to, any pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

On May 20, 2002, the Company held its Annual Meeting of Stockholders. At such Annual Meeting, the stockholders of the Company voted to elect two members of the Board of Directors as Class I Directors, each to serve for a three-year term and until his or her successor has been duly elected and qualified or until his or her earlier resignation or removal.

The number of votes cast for the re-election of the Class I Directors listed below were as follows:

	Number of Shares
Nominees	For	Against	Withhold Authority
Dale Kutnick	9,430,288	—	795,826
Francis J. Saldutti	10,199,743	—	26,371

Each of Harry Gruner, Gayl W. Doster, Michael Simmons, George McNamee and Howard Rubin continued as directors of the Company after the Annual Meeting of Stockholders.

Item 5.  Other Information.

On August 1, 2002, the Company announced that it appointed Alfred J. Amoroso to the offices of Chief Executive Officer, President, and Vice Chairman of the Board of Directors effective July 31, 2002, with Dale Kutnick remaining as Chairman of the Board of Directors and Co-Research Director, as more fully described in the Company’s press release dated August 1, 2002, which is attached hereto as Exhibit 99.2.

Item 6.    Exhibits and Reports on Form 8-K.

(a)           Exhibits.

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of the Company
3.2 (1)	Amended and Restated Bylaws of the Company
4.1 *(2)	Amended and Restated Credit Agreement between META Group, Inc. and The Bank of New York dated November 5, 2001
4.2 *(2)	Amendment No. 1 and Waiver No. 1 to the Credit Agreement dated as of March 26, 2002
11.1 *	Statement regarding computation of per-share earnings
99.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 *	Press release of META Group, Inc. dated August 1, 2002

(1)          Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-97848).

(2)          In the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-27280), the Company sought confidential treatment with respect to certain portions of the exhibit that were omitted and filed separately with the Securities and Exchange Commission. The Company has withdrawn its request for confidential treatment and the exhibits filed herewith include such previously omitted portions.

* Exhibit included in EDGAR filing with Securities and Exchange Commission.

(b)           Reports on Form 8-K.

On April 2, 2002, the Company filed a report on Form 8-K dated April 1, 2002, announcing the resignation of its President, Mike Levine, effective April 1, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META Group, Inc.

Date:	August 14, 2002	By:	/s/ John A. Piontkowski
John A. Piontkowski Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company
3.2 (1)	Amended and Restated Bylaws of the Company
4.1 *(2)	Amended and Restated Credit Agreement between META Group, Inc. and The Bank of New York dated November 5, 2001
4.2 *(2)	Amendment No. 1 and Waiver No. 1 to the Credit Agreement dated as of March 26, 2002
11.1 *	Statement regarding computation of per-share earnings
99.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 *	Press release of META Group, Inc. dated August 1, 2002

(1)        Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-97848).

(2)          In the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-27280), the Company sought confidential treatment with respect to certain portions of the exhibit that were omitted and filed separately with the Securities and Exchange Commission. The Company has withdrawn its request for confidential treatment and the exhibits filed herewith include such previously omitted portions.

* Exhibit included in EDGAR filing with Securities and Exchange Commission.