Form 10-Q
period 2002-09-30
META GROUP INC
filed 2002-11-15
CIK 1000015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2002

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

Yes         ☒                            No           ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☐                            No           ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s common stock, $.01 par value per share, outstanding as of November 8, 2002 was 13,201,705.

META Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

META Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,729	$21,433
Accounts receivable, net	25,450	40,542
Deferred commissions	823	1,150
Deferred tax asset		2,689
Other current assets	2,083	2,208
Total current assets	52,085	68,022

Non-current portion of accounts receivable	1,251	2,572
Furniture and equipment, net	8,836	11,939
Deferred tax asset		9,866
Goodwill, net	7,390	28,093
Other intangibles	4,918	5,779
Investments and advances	4,001	8,190
Other assets	252	554
Total assets	$78,733	$135,015

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,125	$2,068
Deferred revenues	37,228	45,827
Borrowings under revolving credit agreement	1,049	3,042
Current portion of long-term debt	5,778	2,724
Notes payable	330
Accrued compensation	3,472	5,885
Accrued liabilities	8,408	6,742
Income taxes payable	457	567
Other current liabilities	4,072	5,450
Total current liabilities	62,919	72,305

Long-term debt		5,111
Non-current portion of deferred revenues	2,680	4,813
Notes payable	584
Other non-current liabilities	1,381
Total non-current liabilities	4,645	9,924

Total liabilities	67,564	82,229

Minority interest in consolidated subsidiaries	107

Stockholders’ equity:
Preferred stock, $.01 par value per-share, authorized 2,000,000 shares; none issued
Common stock, $.01 par value per-share, authorized 45,000,000 shares, issued 13,848,721	138	136
Paid-in capital	59,590	58,102
Accumulated deficit	(48,154)	(4,412)
Accumulated other comprehensive loss	(192)	(381)
Treasury stock, at cost, 647,016 and 802,016 shares, respectively	(320)	(659)
Total stockholders’ equity	11,062	52,786
Total liabilities and stockholders’ equity	$78,733	$135,015

See notes to consolidated financial statements.

META Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001

Revenues:
Research and advisory services	$18,843	$19,744	$57,866	$64,815
Strategic consulting	7,075	6,564	23,364	18,995
Published research products	535	1,014	3,585	3,671
Reimbursable expenses	701	485	1,962	1,730

Total revenues	27,154	27,807	86,777	89,211

Operating expenses:
Cost of services and fulfillment	14,491	13,945	44,201	45,924
Reimbursable expenses	701	485	1,962	1,730
Selling and marketing	7,932	10,436	23,495	30,765
General and administrative	5,434	3,351	14,511	10,440
Depreciation and amortization	1,607	1,911	4,742	5,718
Restructuring charge	140		362	359
Loss on facilities leases	2,189		2,189
Goodwill impairment loss	1,178		2,630

Total operating expenses	33,672	30,128	94,092	94,936

Operating loss	(6,518)	(2,321)	(7,315)	(5,725)
Investment impairment loss	(800)	(2,854)	(1,075)	(2,854)
Other income (expense), net	(64)	(148)	(58)	2,084
Loss before provision (benefit) for income taxes	(7,382)	(5,323)	(8,448)	(6,495)
Provision (benefit) for income taxes	12,948	(1,661)	13,044	(1,911)
Minority interest in income of consolidated subsidiaries	22		44
Loss before cumulative effect of change in accounting principle	(20,352)	(3,662)	(21,536)	(4,584)
Cumulative effect of change in accounting principle			(22,206)
Net loss	$(20,352)	$(3,662)	$(43,742)	$(4,584)

Amounts per basic and diluted common share:
Loss before cumulative effect of change in accounting principle	$(1.56)	$(.29)	$(1.65)	$(.39)
Cumulative effect of change in accounting principle			(1.71)
Net loss	$(1.56)	$(.29)	$(3.36)	$(.39)

Weighted average number of basic and diluted common shares outstanding	13,050	12,830	13,021	11,662

See notes to consolidated financial statements.

META Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2002	2001
Operating activities:
Net loss	$(43,742)	$(4,584)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of a change in accounting	22,206
Depreciation and amortization	4,742	5,718
Provision for doubtful accounts	944	1,648
Gain on sale of investment		(2,563)
Impairment loss on investments	1,075	2,854
Goodwill impairment loss	2,630
Minority interest	44
Valuation allowance on deferred income taxes	12,185
Deferred income taxes	374	(1,840)
Other non-cash charges	85	303
Changes in assets and liabilities:
Accounts receivable	15,054	17,040
Deferred commissions	333	353
Other current assets	403	881
Other assets	(169)	4,841
Accounts payable	(446)	(3,998)
Accrued expenses and other current liabilities	(957)	(439)
Deferred revenues	(10,453)	(6,896)
Net cash provided by operating activities	4,308	13,318

Investing activities:
Capital expenditures	(633)	(1,761)
Payments for acquisitions, net of cash acquired	(906)	(3,145)
Proceeds from sale of investment		2,940
Investments and advances	2,275	400
Net cash used in investing activities	736	(1,566)

Financing activities:
Proceeds from exercise of stock options		7
Proceeds from employee stock purchase plan	82	164
Proceeds from line of credit		1,000
Private placement of common stock, net of offering costs	425	4,603
Repayment of line of credit	(2,025)
Repayment of term loan	(2,057)
Net cash (used in) provided by financing activities	(3,575)	5,774
Effect of exchange rate changes on cash	827	(12)
Net (decrease) increase in cash and cash equivalents	2,296	17,514
Cash and cash equivalents, beginning of period	21,433	3,622
Cash and cash equivalents, end of period	$23,729	$21,136

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Note 2 – Income Statement Classification of Reimbursements for Out-of-Pocket Expenses Incurred

During the quarter ended September 30, 2002, the Company adopted EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. Reimbursements, including those relating to travel and out-of-pocket expenses and other similar third party costs, are now included in revenues with an equivalent amount also included in operating expense. All prior period financial statements have been reclassified to comply with the guidance in this issue.

Note 3 – Goodwill and Other Intangible Assets

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

The Company completed the second step of the impairment test as of September 30, 2002 and determined that the Strategic Consulting and Published Research Products segments were impaired. Accordingly, the Company recorded a goodwill charge of $22.2 million relating to the carrying value of the goodwill of these segments as of January 1, 2002. The impairment charge was recorded as the cumulative effect of a change in accounting principle and recorded retroactive to January 1, 2002.

Additionally, as of September 30, 2002 the Company completed the annual impairment test for 2002 as required by SFAS 142, and as a result of this test, it was determined that goodwill resulting from the acquisition of an additional interest in META Group AG ("META Group Germany"), and contingent consideration earned by Rubin Systems Inc. and the Verity Group, was impaired as it relates to the Strategic Consulting and Published Research Products segments. Accordingly, the Company recorded a $2.6 million charge which was recorded as an impairment loss and included as an element of operating expenses.

A summary of the Company’s intangible assets as of September 30, 2002 and December 31, 2001 is as follows (amounts in thousands):

	September 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Amortized intangible assets:
Customer lists	$4,386	$(1,579)	$2,807	$4,325	$(968)	$3,357
Intellectual property	550	(174)	376	513	(85)	428
Non-compete agreement	375	(178)	197	375	(95)	280
Content databases & other	2,077	(539)	1,538	2,000	(286)	1,714
Total	$7,388	$2,470	$4,918	$7,213	$(1,434)	$5,779

Unamortized intangible assets:
Goodwill			$7,390			$28,093

Aggregate amortization expense:
Nine months ended September 30, 2002:	$995

Estimated amortization expense:
Remaining three months ending December 31, 2002:	$294
Year ending December 31, 2003	1,178
Year ending December 31, 2004	1,157
Year ending December 31, 2005	1,005
Year ending December 31, 2006	552
Year ending December 31, 2007	469
Thereafter	263
Total	$4,918

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2002 is as follows (in thousands):

Research and Advisory Services

Strategic Consulting

Published Research Products

Total

Balance as of January 1, 2002	$6,644	$17,636	$3,813	$28,093
Goodwill acquired during the year	746	2,814	573	4,133
Impairment losses		(20,450)	(4,386)	(24,836)
Balance as of September 30, 2002	$7,390	$—	$—	$7,390

The Company ceased recording goodwill amortization effective January 1, 2002. The following table shows the net loss for the three and nine months ended September 30, 2002 and the adjusted net loss for the three and nine months ended September 30, 2001 exclusive of goodwill amortization (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss:	$(20,352)	$(3,662)	$(43,742)	$(4,584)
Addback: goodwill amortization, net of tax		189		593
Adjusted net income (loss):	$(20,352)	$(3,473)	$(43,742)	$(3,991)

Basic and Diluted Earnings Per Share:
Net income (loss) per common share:	$(1.56)	$(0.29)	$(3.36)	$(0.39)
Addback: goodwill amortization, net of tax		0.01		0.05
Adjusted net income (loss) per common share:	$(1.56)	$(0.28)	$(3.36)	$(0.34)

Note 4 - Income Taxes

During the quarter and nine months ended September 30, 2002, the Company recorded an income tax provision of $12.9 million and $13 million, respectively. During the quarter ended September 30, 2002, the Company established a $12.2 million valuation allowance against its deferred income tax assets, which consist of net operating loss carryforwards for income tax purposes and temporary differences between the financial reporting basis and the income tax basis of the Company’s assets and liabilities. In view of the Company’s losses over its recent history, a determination was made that a valuation allowance should be established for the full amount of recorded deferred tax assets.

Note 5 – Comprehensive Loss

Comprehensive loss for the three and nine months ended September 30, 2002 and 2001 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net loss	$(20,352)	$(3,662)	$(43,742)	$(4,584)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	214	(263)	189	(348)
Unrealized gain on marketable securities		142		187

Comprehensive loss	$(20,138)	$(3,783)	$(43,553)	$(4,745)

Note 6 – Segment Reporting

The Company operates in three business segments: Research and Advisory Services, Strategic Consulting and Published Research Products. The Company’s operating segments are managed separately, because each operating segment represents a strategic business unit that generally offers distinct products or services. Research and Advisory Services provide comprehensive coverage of relevant information technology (“IT”) and business-related issues faced by its clients through client/analyst interaction and published conclusions and recommendations to each client’s specific IT requirements. Strategic Consulting provides custom consulting services tailored to meet individual client requirements. Published Research Products offer various topic-specific reports designed to serve both as complements to the Company’s core services and as standalone deliverables that meet specific assessment requirements.

The disaggregated financial results for the Company’s operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Company’s management internally disaggregates financial information to assist in making internal operating decisions. The Company evaluates performance based on standalone segment operating income, defined by the Company as the segment revenues less segment cost of sales and corporate selling, general and administrative allocations. General and administrative expenses are allocated ratably based on each operating segment’s respective headcount. Selling and marketing expenses are allocated ratably based on each operating segment’s revenues. Management does not allocate corporate assets, non-operating income (interest income), or income taxes when measuring segment results. Neither revenues from reimbursable expenses nor the reimbursable expenses themselves are allocated to any of the Company’s segments.

Information by operating segment is set forth below (in thousands):

	Research and Advisory Services	Strategic Consulting	Published Research Products	Unallocated	Consolidated Total
Three months ended September 30, 2002

Revenues	$18,843	$7,075	$535	$701	$27,154
Operating loss	(4,429)	(1,343)	(746)	—	$(6,518)

Three months ended September 30, 2001

Revenues	$19,744	$6,564	$1,014	$485	$27,807
Operating (loss) income	(4,174)	1,104	749	—	$(2,321)

Nine months ended September 30, 2002

Revenues	$57,866	$23,364	$3,585	$1,962	$86,777
Operating loss	(2,615)	(4,154)	(546)	—	$(7,315)

Nine months ended September 30, 2001

Revenues	$64,815	$18,995	$3,671	$1,730	$89,211
Operating (loss) income	(5,550)	1,232	(1,407)	—	$(5,725)

Note 7– Acquisitions

In September 2002, the Company completed the acquisition of an additional 39.8% equity interest in META Group Germany, bringing its total ownership interest to approximately 96%, in exchange for $400,000 in cash that was funded in October 2002, $412,000 in the form of 267,282 options to purchase the Company’s common stock, and approximately $914,000 in notes payable to certain of the former META Group Germany shareholders, payable from January 2003 through January 2006. The incremental consideration resulted in $0.3 million of goodwill recorded in the Research and Advisory Services segment, $0.6 million of goodwill in the Strategic Consulting segment, and $0.2 million of goodwill in the Published Research Products segment. The allocation of goodwill is based on the respective revenue contribution percentages of the acquired entity to each segment. The goodwill associated with the Strategic Consulting and Published Research Products segments was recorded as an impairment loss during the quarter ended September 30, 2002, as it was determined that the goodwill associated with the two segments was impaired as of September 30, 2002. The goodwill associated with the Research and Advisory Services segment will be tested annually for impairment, or more frequently if certain indicators arise, in accordance with SFAS 142.

During 2002, the Company recorded $0.9 million in additional goodwill in connection with contingent consideration earned by Rubin Systems, Inc. (“RSI”) in connection with the achievement of certain financial targets for the year ended December 31, 2001, and $0.5 million in additional goodwill in connection with the fair value of options to purchase the Company’s common stock granted to Dr. Howard Rubin. In satisfaction of the $0.9 million of contingent consideration earned by RSI, the Company paid $569,000 in cash and $369,000 in the form of 202,499 shares of the Company’s common stock. The additional consideration recorded in 2002 resulted in $0.2 million of goodwill in the Research and Advisory Services segment, $1 million of goodwill in the Strategic Consulting segment and $0.2 million of goodwill in the Published Research Products segment. The allocation of goodwill is based on the respective revenue contribution percentages of the acquired entity to each segment. The goodwill associated with the Strategic Consulting and Published Research Products segments was recorded as an impairment loss during the quarter ended September 30, 2002, as it was determined that the goodwill associated with the two segments was impaired as of September 30, 2002.  As of September 30, 2002 the Company had recorded an aggregate of $3.9 million in consideration for the purchase of RSI. In the event certain financial targets are met, additional contingent consideration of $2.7 million payable in cash and $1.4 million payable in the Company’s common stock may be paid through March 2007. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 147,027, the remaining consideration will be payable in cash.  The Company completed the acquisition of substantially all of the assets of RSI in October 2000. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

In March 2002, the Company paid $0.4 million of contingent consideration to The Verity Group (“Verity”), an IT consulting company, as additional contingent consideration earned during the year ended December 31, 2001. The contingent consideration paid in 2002 was included in the $2.6 million goodwill impairment charge recorded during the nine months ended September 30, 2002. The Company acquired certain assets of Verity in 1997 for an initial payment of $1,000 in cash and contingent consideration of up to $1.1 million in the event certain financial targets were met in each of the four years ended December 31, 2001. The aggregate consideration paid by the Company amounted to approximately $1 million. There are no payments remaining under the earnout.

Effective January 1, 2002, META Group Germany acquired a majority interest in the Company’s distributor in Hungary, META Group Stratis, for approximately $327,000 paid in META Group Germany’s stock. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. The consideration resulted in $61,000 of goodwill recorded in the Research and Advisory Services segment, $146,000 of goodwill in the Strategic Consulting segment, and $36,000 of goodwill in the Published Research Products segment. The goodwill associated with the Strategic Consulting and Published Research Products segments was recorded as an impairment loss during the nine months ended September 30, 2002, as it was determined that the goodwill associated with the two segments was impaired as of September 30, 2002.

Note 8 – Bank Debt

In November 2001, the Company entered into a $20 million amended and restated credit agreement with its bank (the “Facility”). On March 26, 2002, the Company entered into an amendment to the Facility, which, among other things, waived prior covenant defaults, reset existing covenants and added a new consolidated net income covenant. The Facility consists of an $8 million term loan (the “Term Loan”) payable in 36 consecutive monthly installments that commenced in December 2001, and a $12 million revolving credit facility (the “Revolving Facility”). Both the Term Loan and the Revolving Facility mature in November 2004. As of September 30, 2002, the total amount used by the Company under the Facility was $7.6 million, consisting of $6.8 million in outstanding borrowings ($5.8 million outstanding under the Term Loan and $1 million outstanding under the Revolving Facility) and $0.8 million in letters of credit issued on behalf of one of the Company’s independent sales representative organizations and as security for a portion of the Company’s Stamford, CT premises lease. During the nine months ended September 30, 2002, the Company paid $252,000 in interest on the Facility.

The Facility has a borrowing base equal to 80% of the Company’s eligible accounts receivable. Interest is payable at the rate of (i) LIBOR plus 2.5% or (ii) the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%. The Facility is collateralized by the Company’s accounts receivable and requires payment of a commitment fee quarterly, in arrears, of 0.25% based on the average, daily, unused portion of the Revolving Facility. The Facility contains a number of covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities. In addition, the Company is required to maintain certain financial covenants, including a leverage ratio covenant, a fixed charge ratio covenant, a consolidated net income covenant and a minimum EBITDA covenant. The Company was not in compliance with the covenants under the Facility as of September 30, 2002. Under the terms of the Facility, each such covenant breach constitutes an event of default pursuant to which the Company’s bank may, by notice to the Company, terminate the bank’s lending commitments to the Company and declare all obligations of the Company under the Facility due and payable immediately. The Company is currently negotiating with its bank to amend the Facility and the related covenants and to obtain waivers of the covenant defaults. The Company, however, cannot be certain that it will be successful in negotiating such an amendment on favorable terms or obtaining waivers. As the Company was in default under the Facility as of September 30, 2002, all outstanding borrowings have been classified as a current liability on the consolidated balance sheet as of September 30, 2002.

During 2002, META Group Germany repaid all amounts outstanding under its line of credit with its local bank (approximately €1 million which approximated $1 million).

Note 9 – Investment Impairment Losses

The Company follows a practice to review its individual investments for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, the Company reviews the business climate of each investee, its historical financial results, its projected cash flow needs, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value.  The Company recorded impairment losses of $1.1 million and $2.9 million for the nine months ended September 30, 2002 and 2001, respectively. The losses taken were determined on a specific identification method considering each investee’s particular facts and circumstances in existence at that time. The remaining carrying value of the Company’s investments and advances is $4 million as of September 30, 2002.

Note 10 – Restructuring Charges

During the quarter ended September 30, 2002, META Group Germany reduced its workforce and recorded a $140,000 restructuring charge for severance payments that will be made during the quarter ending December 31, 2002.

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

Note 11 – Sale of the Company’s Common Stock – Related Party Transaction

In September 2002 five trusts affiliated with the Company’s President and Chief Executive Officer, Alfred J. Amoroso, and two members of the Company’s Board of Directors, Michael Simmons and Gayl W. Doster, purchased an aggregate of 155,000 shares of the Company’s common stock from META Group Germany at a purchase price of $2.74 per shares. Total proceeds to META Group Germany were approximately $425,000.

Note 12 – Contingencies and Guarantees

Commitments:

In 2001 META Group Germany acquired a minority equity interest in META Group Northern Europe in the form of an equity investment and a 3-year promissory note. In 2001, META Group Northern Europe entered into an agreement with one of the Company’s independent sales representative organizations, META Group Norway, to purchase a majority interest in META Group Norway for total consideration of $1.4 million.

As of September 30, 2002, approximately $780,000 in consideration remains outstanding for the purchase of a majority interest in META Group Norway. The Company currently anticipates that it will fund the remaining outstanding consideration in the fourth quarter of 2002.

Contingencies:

The Company is not a party, nor is any of its property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business.

Guarantees:

The Company had provided a corporate guarantee in the amount of 12 million Belgian Francs (approximately $293,000) guaranteeing the local bank borrowings of one of its former independent sales representative organizations. The guarantee was paid in August 2002 in an amount equal to $293,000. The Company has provided a corporate guarantee in the amount of €62,000 (approximately $61,000) guaranteeing lease payments to the landlord of this former independent sales representative organization. Additionally, the Company has provided a corporate guarantee to the landlord of one of its current sales representative organizations guaranteeing lease payments to the landlord in an annual amount of £120,000  (approximately $190,000) until 2013.

The Company has provided a general corporate guarantee on behalf of META Group Germany in the amount of €1 million (approximately $1 million) and a general corporate guarantee on behalf of META Group Germany’s subsidiary in Switzerland in the amount of $160,000.

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

Advisory Services revenues, which generally are annually renewable contracts and payable by clients in advance, constituted approximately 69% and 71% of the Company’s total revenues for the quarters ended September 30, 2002 and 2001, respectively. Advisory Services revenues attributable to international clients are billed and collected by the Company’s independent sales representative organizations and its wholly-owned subsidiaries in Canada, Australia, Singapore, Malaysia, and France and its majority owned subsidiary in Germany. The Company realizes Advisory Service revenues from the international sales representative organizations at rates of 25% to 75% of amounts billed to those clients.

One measure of the volume of the Company’s Advisory Services business is its “Contract Value,” which the Company calculates as the aggregate annual value of retainer subscription services contracts in force at a given point in time, without regard to the remaining duration of such contracts.

Previously, the Company computed Contract Value based on the annualized value of Advisory Services revenue recognized from all Advisory Services contracts in effect at a given point in time. The previous year's Contract Value has been recomputed using the new methodology. Contract Value is not necessarily indicative of future Advisory Services revenues. Contract Value was $70.3 million at September 30, 2002 versus $82.5 million at September 30, 2001, a 14.7% decrease.

Revenues from Strategic Consulting engagements comprised approximately 26% and 24% of the Company’s total revenues for the quarters ended September 30, 2002 and 2001, respectively. The majority of the Company’s Strategic Consulting clients consist of Advisory Services clients seeking additional advice tailored to their individual IT requirements.

Revenues from Published Research Products comprised approximately 2% and 4% of the Company’s total revenues for the quarters ended September 30, 2002 and 2001, respectively.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES  Total revenues decreased 2.3% to $27.2 million in the quarter ended September 30, 2002 from $27.8 million in the quarter ended September 30, 2001. During the quarter ended September 30, 2002, the Company adopted EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. Reimbursements, including those relating to travel and out-of-pocket expenses and other similar third party costs, are now included in revenues with an equivalent amount also included in operating expense. All prior period financial statements have been reclassified to comply with the guidance in this issue. Revenues from reimbursable expenses were $0.7 million and $0.5 million for the quarters ended September 30, 2002 and 2001, respectively.

Revenues from Advisory Services, which generally are derived from annually renewable contracts payable by clients in advance, decreased 4.6% to $18.8 million in the quarter ended September 30, 2002 from $19.7 million in the quarter ended September 30, 2001, and decreased as a percentage of total revenues to 69% in the quarter ended September 30, 2002 from 71% in the quarter ended September 30, 2001. The decrease in revenues from Advisory Services was principally due to decreased subscriptions to the Company’s Advisory Services as a result of the decrease in demand for such services that began in the second half of 2000 resulting from decreases in IT spending as a result of general economic conditions. As the Company recognizes subscription revenues ratably over the underlying contract period, Advisory Services revenues were adversely impacted during the quarter ended September 30, 2002 when compared to the quarter ended September 30, 2001 by the continued decrease in billings that began in the second half of 2000. The decrease in revenues was partially offset by $0.8 million of incremental revenues realized during the quarter ended September 30, 2002 from the acquisitions of a majority interest in META Group Germany and the formation of META Group France, both of which occurred in the second half of 2001. Advisory Services revenues attributable to international clients decreased 7% to $3.1 million in the quarter ended September 30, 2002 from $3.4 million the quarter ended September 30, 2001, and remained constant as a percentage of Advisory Services revenue at 17%. The decrease in Advisory Services revenue attributable to international clients was due principally to the decrease in subscription revenues resulting from the decrease in demand for the Company’s Advisory Services discussed above.

Strategic Consulting revenues, which result from Strategic Consulting engagements addressing clients’ business and technology issues, increased 7.8% to $7.1 million in the quarter ended September 30, 2002 from $6.6 million in the quarter ended September 30, 2001, and increased as a percentage of total revenues to 26% from 24%. The increase was principally due to $2.3 million of incremental revenues from the acquisition of a majority interest in META Group Germany in December 2001. The increase in revenues was partially offset by a decrease in domestic consulting principally due to a decrease in domestic consulting headcount as well as from a decrease in demand resulting from decreases in IT spending as a result of general economic conditions.

Published Research Products revenues, which result from the sale of published research products offering in-depth analysis of specific business or IT issues, decreased 47.2% to $0.5 million in the quarter ended September 30, 2002 from $1 million in the quarter ended September 30, 2001, and decreased as a percentage of total revenues to 2% from 4%. The decrease in Published Research Products revenues was principally due to a reclassification out of revenue of certain first half 2002 intercompany charges and recording them as reductions in expenses during the quarter ended September 30, 2002, and, to a lesser extent, due to the decrease in IT spending as a result of general economic conditions. The decrease was partially offset by $0.1 million of incremental revenues from the acquisition of META Group Germany in December 2001.

COST OF SERVICES AND FULFILLMENT  Cost of services and fulfillment, including reimbursable expenses, increased 5.3% to $15.2 million in the quarter ended September 30, 2002 from $14.4 million in the quarter ended September 30, 2001 and increased as a percentage of total revenues to 55.9% from 51.9%. The increase was principally due to $1.5 million of incremental expenses from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001. These increases were partially offset by decreases in domestic payroll and payroll related costs (salaries, benefits and bonus expense) of the Company’s domestic research and fulfillment personnel and consultants as a result of the reductions in headcount that occurred in February 2002. Additionally, reduced travel costs attributable to the decrease in headcount also contributed to the decrease in domestic costs.

SELLING AND MARKETING EXPENSES  Selling and marketing expenses decreased 24% to $7.9 million in the quarter ended September 30, 2002 from $10.4 million in the quarter ended September 30, 2001 and decreased as a percentage of total revenues to 29% from 38%. The decrease in selling and marketing expenses was principally due to decreased commission expenses as a result of the Company’s restructured sales commission plan for the plan year ended January 31, 2002, which resulted in a decrease in commissions paid to the Company’s sales personnel during the twelve months ended January 31, 2002. As the Company amortizes commission payments over the subscription period in which the related Advisory Services revenues are amortized to income, the Company experienced a decrease in commission expense during the quarter ended September 30, 2002. Additionally, the Company experienced a $1.1 million decrease in bad debts during the quarter ended September 30, 2002 when compared to the same period in the previous year. The reductions in commission and bad debt expenses were partially offset by $0.8 million of incremental expenses from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001, and, to a lesser extent, $0.5 million in provisions for losses regarding certain legal matters with one of the Company’s former independent sales representative organizations.

GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses increased 62.2% to $5.4 million in the quarter ended September 30, 2002 from $3.4 million in the quarter ended September 30, 2001, and increased as a percentage of total revenues to 20% from 12%. The increase in general and administrative expenses was principally due to $1.3 million of incremental expenses from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001, and, to a lesser extent, from $0.7 million in domestic sales tax accruals and $0.3 million in international value added tax accruals.

DEPRECIATION AND AMORTIZATION  Depreciation and amortization expense decreased 15.9% to $1.6 million in the quarter ended September 30, 2002 from $1.9 million in the quarter ended September 30, 2001 and decreased as a percentage of total revenues to 6% from 7%. The decrease was principally due to lower amortization of intangible assets as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Pursuant to SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives, which range from four to seven years.

RESTRUCTURING CHARGE  During the quarter ended September 30, 2002, META Group Germany reduced its workforce and recorded a $140,000 restructuring charge for severance payments that will be made during the quarter ended December 31, 2002.

LOSS ON FACILITIES LEASES  During the quarter ended September 30, 2002, the Company recorded a $2.2 million loss on certain of its domestic and German facilities leases. The losses pertain to rent expense associated with vacant space in these facilities that will continue to be incurred under the respective contracts for their remaining terms without economic benefit to the Company. The fair value of the losses was computed based on the aggregate remaining lease obligations of the vacant space reduced by estimated sublease rentals that the Company reasonably expects to obtain for the space.

GOODWILL IMPAIRMENT LOSS  During the quarter ended September 30, 2002, the Company recorded a $1.2 million goodwill impairment loss resulting from the Company’s annual goodwill impairment test in accordance with the provisions of SFAS 142. The impaired goodwill related to the Strategic Consulting and Published Research Products segments and resulted from the acquisition of an additional interest in META Group Germany and contingent consideration earned by Rubin Systems, Inc. earlier in 2002.

INVESTMENT IMPAIRMENT LOSS  During the quarter ended September 30, 2002, the Company determined that, based on estimates of future cash flows and other available market data, several of its investments in and advances to companies in parallel industries were impaired. Accordingly, the Company recorded an impairment loss of $0.8 million. The Company follows a practice to review its individual investments for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, the Company reviews the business climate of each investee, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. The Company will continue to evaluate its investments for impairment every quarter, and based on its review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment. As of September 30, 2002, the balance of the Company’s Investments and Advances was $4 million.

OTHER INCOME (EXPENSE), NET  During the quarter ended September 30, 2002, the Company recorded net interest and other expenses (net of interest and other income) of $64,000, down from

$148,000 of net interest and other expense during the quarter ended September 30, 2001. The decrease was principally due to a decrease in interest expense on its outstanding bank borrowings as a result of the decrease in outstanding borrowings and lower interest rates during the quarter ended September 30, 2002 versus the same period in the previous year.

PROVISION (BENEFIT) FOR INCOME TAXES  During the quarter ended September 30, 2002, the Company recorded a provision for income taxes of $12.9 million, versus an income tax benefit of $1.7 million recorded during the quarter ended September 30, 2001. The Company established a $12.2 million valuation allowance against its deferred income tax assets, which consist of net operating loss carryforwards for income tax purposes and temporary differences between the financial reporting basis and the income tax basis of the Company’s assets and liabilities. In view of the Company’s losses over its recent history, a determination was made that a valuation allowance should be established for the full amount of recorded deferred tax assets

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES  Total revenues decreased 2.7% to $86.8 million in the nine months ended September 30, 2002 from $89.2 million in the nine months September 30, 2001. During the quarter ended September 30, 2002, the Company adopted EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. Reimbursements, including those relating to travel and out-of-pocket expenses and other similar third party costs, are now included in revenues with an equivalent amount also included in operating expense. All prior period financial statements have been reclassified to comply with the guidance in this issue. Revenues from reimbursable expenses were $2 million and $1.7 million for the nine months ended September 30, 2002 and 2001, respectively.

Revenues from Advisory Services decreased 10.7% to $57.9 million in the nine months ended September 30, 2002 from $64.8 million in the nine months ended September 30, 2001 and decreased as a percentage of total revenues to 67% from 73%. The decrease in revenues from Advisory Services was principally due to decreased subscriptions to the Company’s Advisory Services as a result of the decrease in demand for such services that began in the second half of 2000 resulting from a decrease in IT spending as a result of general economic conditions. The decreases were partially offset by $2.3 million of incremental revenues from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001. Advisory Services revenues attributable to international clients decreased 11% in the nine months ended September 30, 2002 from the nine months ended September 30, 2001, and remained constant as a percentage of Research and Advisory Services revenues at 17%.

Strategic Consulting revenues increased 23% to $23.4 million in the nine months ended September 30, 2002 from $19 million in the nine months ended September 30, 2001, and increased as a percentage of total revenues to 27% from 21%. The increase was principally due to $6.6 million of incremental revenues from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001, and, to a lesser extent, from increases in consulting revenues from the Company’s subsidiaries in Canada, and Australia during the nine months ended September 30, 2002 versus the same period a year ago. The increases were partially offset by a decrease in the Company’s domestic consulting revenues due principally to a decrease in domestic consulting headcount as well as from a decrease in demand resulting from decreases in IT spending as a result of general economic conditions.

Published Research Products revenues decreased 2.3% to $3.6 million in the nine months ended September 30, 2002 from $3.7 million in the nine months ended September 30, 2001 and remained constant as a percentage of total revenues at 4%. The decrease in revenues was principally due to a decrease in demand for such products that began in the second half of 2000 resulting from a decrease in IT spending as a result of general economic conditions, and, to a lesser extent, due to a decrease in the number of personnel in the Company’s inside sales channel that primarily sell the Company’s published research products. These decreases were partially offset by $0.2 million of incremental revenues from the acquisition of META Group Germany in December 2001.

COST OF SERVICES AND FULFILLMENT  Cost of services and fulfillment, including reimbursable expenses, decreased 3.1% to $46.2 million in the nine months ended September 30, 2002 from $47.7 million in the nine months ended September 30, 2001 and remained constant as a percentage of total revenues at 53%. The decrease was principally due to decreased payroll and payroll related costs (salaries, benefits and bonus expense) for analyst, consultant and fulfillment positions as a result of the reductions in headcount that occurred in April 2001 and February 2002, and reduced travel expenses attributable to both the decrease in headcount and other cost control measures. Such cost reductions were partially offset by $6.2 million of incremental expenses from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001.

SELLING AND MARKETING EXPENSES  Selling and marketing expenses decreased 23.6% to $23.5 million in the nine months ended September 30, 2002 from $30.8 million in the nine months ended September 30, 2001 and decreased as a percentage of total revenues to 27% from 34%. The decrease in selling and marketing expenses was due principally to decreased commission expenses as a result of the Company’s restructured sales commission plan for the plan year ended January 31, 2002, which resulted in a decrease in commissions paid to the Company’s sales personnel during the twelve months ended January 31, 2002. As the Company amortizes commission payments over the subscription period in which the related Advisory Services revenues are amortized to income, the Company experienced a decrease in commission expense during the nine months ended September 30, 2002. Additionally, the Company experienced a decrease in bad debt expense during the nine months ended September 30, 2002 versus the same period last year and experienced a decrease in marketing expenses internationally associated with reduced marketing support of its independent sales representative organizations. Domestic payroll and payroll related costs (salaries and benefits) decreased during the nine months ended September 30, 2002 versus the same period a year ago due principally to the reductions in headcount that occurred in April 2001 and February 2002. Additionally, reduced travel expenses attributable to both the decrease in headcount and other cost control measures also contributed to the decrease in domestic costs. Such decreases were partially offset by $2.2 million of incremental selling and marketing expenses as a result of the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001.

GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses increased 39% to $14.5 million in nine months ended September 30, 2002 from $10.4 million in the nine months ended September 30, 2001 and increased as a percentage of total revenue to 17% from 12%. The increase in expenses was principally due to $3 million of incremental expenses from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001.

DEPRECIATION AND AMORTIZATION  Depreciation and amortization expense decreased 17.1% to $4.7 million in the nine months ended September 30, 2002 from $5.7 million in the nine months ended September 30, 2001. The decrease was principally due to lower amortization of intangible assets as a result of the adoption of SFAS 142. Pursuant to SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives, which range from four to seven years.

RESTRUCTURING CHARGE  During the quarter ended September 30, 2002, META Group Germany reduced its workforce and recorded a $140,000 restructuring charge for severance payments that will be made during the quarter ended December 31, 2002. Additionally, in February 2002, the Company announced a restructuring whereby it reduced its workforce by 43 persons (representing 7% of the workforce at the time). As a result of the restructuring, the Company incurred a $222,000 restructuring charge during the quarter ended March 31, 2002 for severance payments made during the quarter ended March 31, 2002. In April 2001, the Company announced a restructuring whereby it reduced its workforce by 100 persons, or 15% of the workforce at that time. As a result of the restructuring, the Company incurred a $359,000 restructuring charge during the quarter ended June 30, 2001 for severance payments made during the quarter ended June 30, 2001.

LOSS ON FACILITIES LEASES  During the nine months ended September 30, 2002, the Company recorded a $2.2 million loss on certain of its domestic and German facilities leases. The losses pertain to rent expense associated with vacant space in these facilities that will continue to be incurred under the respective contracts for their remaining terms without economic benefit to the Company. The fair value of the losses was computed based on the aggregate remaining lease obligations of the vacant space reduced by estimated sublease rentals that the Company reasonably expects to obtain for the space.

GOODWILL IMPAIRMENT LOSS  As of September 30, 2002, the Company completed the second step of the impairment test prescribed by SFAS 142 and determined that the goodwill associated with the Strategic Consulting and Published Research Products segments were impaired. Accordingly, the Company recorded a goodwill charge of $22.2 million relating to the carrying value of the goodwill of these segments as of January 1, 2002. The impairment charge was recorded as the cumulative effect of a change in accounting principle and recorded retroactive to January 1, 2002. Additionally, during the nine months ended September 30, 2002, the Company recorded a $2.6 million goodwill impairment loss resulting from the Company’s annual goodwill impairment test in accordance with the provisions of SFAS 142. The impaired goodwill related to the Strategic Consulting and Published Research Products segments and resulted from the acquisition of an additional interest in META Group Germany and contingent consideration earned by Rubin Systems, Inc. and the Verity Group in 2002.

INVESTMENT IMPAIRMENT LOSS  During the nine months ended September 30, 2002, the Company determined that, based on estimates of future cash flows and other available market data, several of its investments in and advances to companies in parallel industries were impaired. Accordingly, the Company recorded an impairment loss of $1.1 million. The Company follows a practice to review its individual investments for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, the Company reviews the business climate of each investee, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. The Company will continue to evaluate its investments for impairment every quarter, and based on its review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment. As of September 30, 2002, the balance of the Company’s Investments and Advances was $4 million.

OTHER INCOME (EXPENSE), NET  During the nine months ended September 30, 2002, the Company recorded net interest and other expense of $58,000, consisting primarily of interest expense on its outstanding bank borrowings, net of interest income earned on its cash balances. This compares with net interest and other income of $2.1 million in the nine months ended September 30, 2001. During the nine months ended September 30, 2001, the Company recognized a $2.6 million gain on the sale of its investment in Intermedia Group. Proceeds from the sale were $2.94 million. The gain was partially offset by interest expense recorded on the Company’s outstanding borrowings under its outstanding bank borrowings.

PROVISION (BENEFIT) FOR INCOME TAXES  During the nine months ended September 30, 2002, the Company recorded a provision for income taxes of $13 million, versus an income tax benefit of $1.9 million recorded during the nine months ended September 30, 2001. The Company established a $12.2 million valuation allowance against its deferred income tax assets, which consist of net operating loss carryforwards for income tax purposes and temporary differences between the financial reporting basis and the income tax basis of the Company’s assets and liabilities. In view of the Company’s losses over its recent history, a determination was made that a valuation allowance should be established for the full amount of recorded deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations primarily through cash generated from operations, and, to a lesser extent, from borrowings under its credit facility and the sale of its common stock. The Company generated $4.3 million of cash from operations during the nine months ended September 30, 2002, compared to $13.3 million of cash generated from operations in the same period of 2001. The decrease in cash generated from operations was principally due to an increase in the net loss experienced by the Company for the nine months ended September 30, 2002 versus the same period in the previous year, and, to a lesser extent, a decrease in collections of outstanding accounts receivable during the nine months ended September 30, 2002 versus the year ago period, coupled with a decrease in the balance of deferred revenues as of September 30, 2002 versus the previous year, and as a result of the cash received during the nine months ended September 30, 2001 from the Company’s sale of its limited partnership interest in the JMI Equity Side Fund, L.P. associated with the termination of the Company’s META Group/JMI Long-Term Incentive Plan for certain of the Company’s key employees.

The Company used $0.6 million of cash in the nine months ended September 30, 2002, compared to $1.8 million in the same period of 2001, for the purchase of furniture, equipment, computers and related software and web-site infrastructure. The purchases that were made during the nine months ended September 30, 2002 were made principally to support the Company’s web-site and network infrastructure. The Company currently expects that additional purchases of equipment will be made during 2002 and that such expenditures will decrease slightly when compared to the 2001 levels. The Company has no material commitments for capital expenditures; however, the Company anticipates that it will continue to upgrade its internal systems to support its business, including in particular its international subsidiaries.

In September 2002, the Company completed the acquisition of an additional 39.8% equity interest in META Group Germany, bringing its total ownership interest to approximately 96%, in exchange for $400,000 in cash that was funded in October 2002, $412,000 in the form of 267,282 options to purchase the Company’s common stock, and approximately $914,000 in notes payable to certain of the former META Group Germany shareholders, payable from January 2003 through January 2006. The incremental consideration resulted in $0.3 million of goodwill recorded in the Research and Advisory Services segment, $0.6 million of goodwill in the Strategic Consulting segment, and $0.2 million of goodwill in the Published Research Products segment. The Company currently intends to pursue the acquisition of the remaining interests in META Group Germany for estimated additional cash consideration of approximately $100,000. The Company will continue to assess its international distributors for purchase or investment consistent with its growth plans.

During the nine months ended September 30, 2002, the Company paid $0.4 million in cash to The Verity Group (“Verity”), an IT consulting company, as additional contingent consideration earned during the year ended December 31, 2001. The Company acquired certain assets of Verity in 1997 for an initial payment of $1,000 in cash and contingent consideration of up to $1.1 million in the event certain financial targets were met in each of the four years ended December 31, 2001. The aggregate consideration paid by the Company amounted to approximately $1 million.

During the nine months ended September 30, 2002, the Company recorded $0.9 million in additional goodwill in connection with contingent consideration earned by Rubin Systems, Inc. (“RSI”) in connection with the achievement of certain financial targets for the year ended December 31, 2001, and $0.5 million in additional goodwill in connection with the fair value of options to purchase the Company’s common stock granted to Dr. Howard Rubin. In satisfaction of the $0.9 million of contingent consideration earned by RSI, the Company paid $569,000 in cash and $369,000 in the form of 202,499 shares of the Company’s common stock in August 2002. As of September 30, 2002, the Company had recorded an aggregate of $3.9 million in consideration for the purchase of RSI. In the event certain financial targets are met, additional contingent consideration of $2.7 million payable in cash and $1.4 million payable in the Company’s common stock may be paid through March 2007. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 147,027, the remaining consideration will be payable in cash.  The Company completed the acquisition of substantially all of the assets of RSI in October 2000. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

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

Exclusive of its acquisitions, the Company has historically made investments in and advances to several companies in parallel or synergistic industries. The Company did not make any such investments or advances during the nine months ended September 30, 2002 and 2001. However, the Company received proceeds in the amount of $1.6 million during the quarter ended September 30, 2002 from its investment in Spikes Cavell & Co. (“Spikes Cavell”), a UK based business that went into receivership in September 1999. Spikes Cavell’s most significant asset is an earn-out due from a third party that purchased a portion of its business. The amount of the earn-out was calculated based on the third party’s financial results for the three years ended December 31, 2001 and was partially settled in the quarter ended September 30, 2002. The remainder of the earn-out is currently expected to be settled during the first quarter of 2003. Additionally, the Company received $0.6 million in proceeds during the nine months ended September 30, 2002 from the dissolution of another company in which the Company had an equity interest. The balance of the Company’s investments and advances was $4 million and $13.8 million at September 30, 2002 and 2001, respectively.

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

In September 2002 five trusts affiliated with the Company’s President and Chief Executive Officer, Alfred J. Amoroso, and two members of the Company’s Board of Directors, Michael Simmons and Gayl W. Doster, purchased an aggregate of 155,000 shares of the Company’s common stock from

META Group Germany at a purchase price of $2.74 per shares. Total proceeds to META Group Germany were approximately $425,000.

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

During the nine months ended September 30, 2002, the Company repaid a total of $4.1 million in borrowings outstanding under its credit agreements. During the nine months ended September 30, 2001, the Company received $1 million in borrowings under its line of credit with its bank.

As of September 30, 2002, the total amount used under the Company’s domestic facility (the “Facility”) was $7.6 million, consisting of $6.8 million in outstanding borrowings ($5.8 million outstanding under its term loan and $1 million outstanding under its revolving facility) and $0.8 million in letters of credit issued on behalf of one of the Company’s independent sales representative organizations and as security for a portion of the Company’s Stamford, CT premises lease. During the nine months ended September 30, 2002, the Company paid $252,000 in interest on the Facility. The Facility has a borrowing base equal to 80% of the Company’s eligible accounts receivable. Interest is payable at the rate of (i) LIBOR plus 2.5% or (ii) the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%. The Facility is collateralized by the Company’s accounts receivable and requires payment of a commitment fee quarterly, in arrears, of 0.25% based on the average, daily, unused portion of the revolving facility. The Facility contains a number of covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities.  In addition, the Company is required to maintain certain financial covenants, including a leverage ratio covenant, a fixed charge ratio covenant, a consolidated net income covenant and a minimum EBITDA covenant. The Company was not in compliance with the covenants under the Facility as of September 30, 2002. Under the terms of the Facility, each such covenant breach constitutes an event of default pursuant to which the Company’s bank may, by notice to the Company, terminate the bank’s lending commitments to the Company and declare all obligations of the Company under the Facility due and payable immediately. The Company is currently negotiating with its bank to amend the Facility and the related covenants and to obtain waivers of its covenant defaults. The Company, however, cannot be certain that it will be successful in negotiating such an amendment on favorable terms or obtaining waivers. As the Company was in default under the Facility as of September 30, 2002, all outstanding borrowings have been classified as a current liability on the consolidated balance sheet as of September 30, 2002.

During the nine months ended September 30, 2002, META Group Germany repaid all amounts outstanding under its line of credit with its local bank (approximately €1 million which approximated $1 million).

As of June 30, 2002, the Company had provided a corporate guarantee in the amount of 12 million Belgian

Francs (approximately $293,000) guaranteeing the local bank borrowings of one of its former independent sales representative organizations. The full amount guaranteed was paid by the Company in August 2002 in an amount equal to $293,000. The Company has provided a corporate guarantee in the amount of €62,000 (approximately $61,000) guaranteeing lease payments to the landlord of this former independent sales representative organization. Additionally, the Company has provided a corporate guarantee to the landlord of one of its current sales representative organizations guaranteeing lease payments to the landlord in an annual amount of 120,000 £ (approximately $190,000) until 2013.

The Company has provided a general corporate guarantee on behalf of META Group Germany in the amount of €1 million (approximately $1 million) and a general corporate guarantee on behalf of META Group Germany’s subsidiary in Switzerland in the amount of $160,000.

In 2001 META Group Germany acquired a minority equity interest in META Group Northern Europe in the form of an equity investment and a 3-year promissory note. In 2001, META Group Northern Europe entered into an agreement with one of the Company’s independent sales representative organizations, META Group Norway, to purchase a majority interest in META Group Norway for total consideration of $1.4 million.

As of September 30, 2002, approximately $780,000 in consideration remains outstanding for the purchase of a majority interest in META Group Norway. The Company currently anticipates that it will fund the remaining outstanding consideration in the fourth quarter of 2002.

During the nine months ended September 30, 2002, the Company received $82,000 in proceeds from its stock purchase plan versus $171,000 in proceeds from exercises of stock options and its stock purchase plan for the same period of last year.

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

The Company experienced a loss before the cumulative effect of a change in accounting principle of $21.5 million and $4.6 for the nine months ended September 30, 2002 and 2001, respectively. To return to profitability, the Company will need to, among other things, achieve revenue growth and/or maintain expenses below revenue levels. The Company cannot be certain whether, or when, any of these will occur. If the Company fails to either achieve sufficient revenue growth or maintain expenses below revenue levels, any such failure will likely result in continued losses that would have a material adverse effect on the Company’s financial results and condition.

As of September 30, 2002, the Company had cash and cash equivalents of $23.7 million, versus $21.4 million at December 31, 2001. The Company currently believes existing cash balances and anticipated cash flows from operations will be sufficient to meet its working capital, capital expenditure and credit facility payment requirements for the next twelve months. The Company intends to continue its efforts to improve its accounts receivable collections and manage expenses. The Company also currently believes that decreases in and delays of IT spending as a result of general economic conditions are likely to continue to negatively impact its business for the foreseeable future.

The following summarizes the Company’s contractual obligations and other commitments as of September 30, 2002 and the effect such obligations are currently expected to have on its liquidity and cash flow in future periods (in thousands):

	Twelve Months Ending September 30,
	2003	2004	2005	2006	2007	Thereafter
Operating leases	$5,356	$4,996	$4,568	$3,520	$3,778	$2,123
Payments due under employment agreements	332	233
Term Loan(2)	2,667	2,667	444
Borrowings under revolving credit agreements(1)			1,049
	$8,355	$7,896	$6,061	$3,520	$3,778	$2,123

(1)          Represents the contractual maturity of the Company’s Revolving Facility with its bank. As the Company was in default under the Facility as of September 30, 2002, all outstanding  borrowings have been classified as a current liability on the consolidated balance sheet as of September 30, 2002.

(2)          Represents the contractual payment schedule of the Company’s Term Loan with its bank. As the Company was in default under the Facility as of September 30, 2002, all outstanding  borrowings have been classified as a current liability on the consolidated balance sheet as of September 30, 2002.

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

•                  Accounts Receivable Allowance –We generally evaluate our accounts receivable on a monthly basis. As part of our analysis, we examine our collections history, the age of the receivables in question, any specific customer collection issues that we have identified, and general market conditions. At September 30, 2002 and 2001, our total accounts receivable balance was $26.7 million and $37.6 million, respectively. During the nine months ended September 30, 2002, we provided $1 million for uncollectable accounts receivable. We may need to record additional expenses in the future if our collections or the financial condition of our customers were to deteriorate.

•                  Investment Recoverability –We follow a practice to review our individual investments for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, we review the business climate of each investee, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. As a result of our review for the nine months ended September 30, 2002, we recorded a $1.1 million impairment loss on several of our investments. We will continue to evaluate our investments for impairment every quarter, and based on our review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment.

•                  Deferred Tax Asset Recoverability – During the nine months ended September 30, 2002, we record a full valuation allowance against our deferred tax assets as a result of our losses over the recent history. We considered future taxable income versus the cumulative losses incurred during the previous three years and determined that, in light of the cumulative losses over our recent history, we could not support a conclusion that realization of the existing deferred tax assets was more likely than not. Likewise, should we determine that we would be able to realize our deferred tax assets in the future, an adjustment will be made to the balance of the valuation allowance.

•                  Goodwill Impairment - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and indefinite lived intangible assets will no longer be amortized. Intangible assets with finite lives will continue to be amortized over their useful lives. SFAS 142 also requires that goodwill and indefinite lived intangible assets be tested for impairment at least annually.

With respect to our intangible assets with finite lives, during the quarter ended March 31, 2002, we assessed the remaining useful lives of such assets and deemed them to be appropriate.

With respect to our goodwill recorded as of January 1, 2002, the Company completed the implementation of FAS 142 as of September 30, 2002. Based on the completion of the test, it was determined that the goodwill associated with the Company’s Strategic Consulting and Published Research Products segments were impaired as of January 1, 2002. Accordingly, the Company recorded a goodwill charge of $22.2 million relating to the carrying value of the goodwill of these segments as of January 1, 2002. The impairment charge was recorded as the cumulative effect of a change in accounting principle and recorded retroactive to January 1, 2002.

Additionally, as of September 30, 2002 the Company completed the annual impairment test for 2002 in accordance with the provisions with SFAS 142. As a result of this test, it was determined that the goodwill associated with the Strategic Consulting and Published Research Products segments was impaired. Accordingly, current year additions of $2.6 million to these segments resulting from the acquisition of an additional interest in META Group Germany, and contingent consideration earned by Rubin Systems, Inc. and the Verity Group were recorded as an impairment loss.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” statements.  In particular, this Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include statements concerning:

¶     information technology spending;

¶     general economic conditions;

¶     revenues from Advisory Services, Strategic Consulting and Published Research Products, both domestically and internationally;

¶     costs of services and fulfillment, selling and marketing, and general and administrative;

¶     cost savings as a result of cost controls and cost reduction efforts;

¶     working capital;

¶     capital expenditures and capital requirements;

¶     cash flows and cash balances;

¶     collection of outstanding accounts receivable;

¶     the Company’s credit facility;

¶     subleasing certain of the Company’s domestic and German facilities;

¶     the settlement of the earn-out associated with Spikes Cavell; and

¶     payment of contingent consideration for acquisitions and allocation of such to goodwill.

Forward-looking statements also include statements that are not historical facts or statements using words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “likely”, “may”, “opportunity”, “plan”, “potential”, “project”, “should” or “will”.

Forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that could have a material adverse effect on the Company’s business, results of operations and financial condition or cause actual results to differ materially from those set forth in the forward-looking statements.  These risks and uncertainties include:

¶     the Company’s ability to manage expense levels;

¶     general economic conditions;

¶     decreases and delays in information technology spending;

¶     market acceptance of and demand for the Company’s products and services and the timing thereof, both domestically and internationally;

¶     the Company’s ability to increase its penetration of existing customers and expand to additional customers;

¶     the level and timing of subscription renewals to the Company’s Research and Advisory services;

¶     the level and timing of non-recurring Strategic Consulting engagements;

¶     the level and timing of production and delivery of Published Research products;

¶     changes in competitive conditions in the Company’s industry;

¶     the integration of new businesses into the Company’s operations;

¶     the mix of domestic versus international business;

¶     the Company’s ability to manage and fund its international operations;

¶     the Company’s ability to find distributors for its products and services internationally;

¶     political and social turmoil in foreign markets and other international risks;

¶     the Company’s ability to collect outstanding accounts receivable;

¶     borrowings under and compliance with the Company’s credit facility;

¶     the Company’s ability to receive waivers from its banks for financial covenant violations;

¶     goodwill and any impairment thereof;

¶     strategic investments and any impairment thereof;

¶     the Company’s ability to recruit, retain and develop research analysts, consultants, management and administrative staff;

¶     the Company’s dependence on key personnel;

¶     volatility and unpredictability of the Company’s stock price; and

¶     other risks detailed in the Company’s filings with the Securities and Exchange Commission, including those discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made.  Readers are also advised to consider such forward-looking statements in light of the risks and uncertainties discussed above.  The Company undertakes no obligation to update any forward-looking statements contained in the Quarterly Report on Form 10-Q.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to borrowings under its $20 million credit facility, which consists of a $12 million revolving credit line and an $8 million term loan. At September 30, 2002, there was $6.8 million in borrowings outstanding under this facility. Under the facility, interest is computed on outstanding borrowings at the rate of (i) LIBOR plus 2.5% or (ii) the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%. The Company believes that an increase or a decrease of ten percent in the effective interest rate on available borrowings on its facility, if fully utilized, would not have a material effect on future results of operations.

The Company is exposed to market risk as it relates to changes in the market value of its strategic investments. The Company made investments in and advances to companies in parallel or synergistic industries to that of the Company’s. During the nine months ended September 30, 2002, the Company recorded a $1.1 million impairment loss on its investments. As of September 30, 2002, the Company had investments and advances totaling $4 million. These investments and advances are inherently risky because the investee companies are private companies that are typically in the early development stages. Adverse changes in market conditions, like those experienced from the latter half of the year ended December 31, 2000 through September 30, 2002, and poor operating results of the underlying investments may result in the Company incurring additional losses or an inability to recover the remaining value of its investments and advances.

The Company is exposed to market risk as it relates to foreign currency exchange rates. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against foreign currencies. Changes in foreign currency exchange rates may therefore negatively affect the Company’s consolidated revenues and expenses. Currency transaction gains or losses arising from transactions in currencies other than the functional currency of the Company’s foreign subsidiaries are included in the results of operations. Such gains and losses were not material to the Company’s consolidated results of operations during the nine months ended September 30, 2001 and 2002. The Company believes that an increase or a decrease of ten percent in foreign currency exchange rates would not have a material effect on future results of operations. The Company has not entered into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4.        CONTROLS AND PROCEDURES

Based on their most recent review, which was completed within 90 days of the filing of this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

The Company is not a party, nor is any of its property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business.

Item 2.    Changes in Securities and Use of Proceeds

During 2002, the Company recorded $0.9 million in additional goodwill in connection with contingent consideration earned by Rubin Systems, Inc. (“RSI”) in connection with the achievement of certain financial targets for the year ended December 31, 2001. The Company paid $569,000 in cash and $369,000 in the form of 202,499 shares, (the “Rubin Contingent Shares”) of the Company’s common stock in satisfaction of the contingent consideration. As of September 30, 2002 the Company recorded an aggregate of $3.9 million in consideration for the purchase of RSI. In the event certain financial targets are met, additional contingent consideration of $2.7 million payable in cash and $1.4 million payable in the Company’s common stock may be paid through March 2007. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 147,027, the remaining consideration will be payable in cash.  The Company completed the acquisition of substantially all of the assets of RSI in October 2000. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

The Rubin Contingent Shares were issued in reliance upon exemption from the registration provisions of the Securities Act of 1933, as amended (the “Act”), set forth in Section 4(2) thereof and Rule 506 of Regulation D of the General Rules and Regulations under the Act promulgated by the Securities and Exchange Commission (“Regulation D”).  In its asset purchase agreement, RSI made certain representations to the Company as to its investment intent, level of sophistication, access to information and status as an accredited investor as defined in Rule 501(a) of Regulation D. The Rubin Contingent Shares are subject to restrictions on transfer absent registration under the Act or exemption therefrom. The Company is required to register all shares issued to RSI.

On September 17, 2002 five trusts affiliated with the Company’s President and Chief Executive Officer, Alfred J. Amoroso, and two members of the Company’s Board of Directors, Michael Simmons and Gayl W. Doster (collectively the “Purchasers”), purchased an aggregate of 155,000 shares of the Company’s common stock from META Group Germany at a purchase price of $2.74 per shares. Total proceeds to META Group Germany were approximately $425,000. The sale of the shares was made in reliance upon exemption from the registration provisions of the Act set forth in Section 4(2) thereof and Rule 506 of Regulation D. Each purchaser made certain representations to META Group Germany as to his, her or its investment intent, level of sophistication, access to information and status as an accredited investor as defined in Rule 501(a) of Regulation D. The shares are subject to restrictions on transfer absent registration under the Act or exemption therefrom.

On September 30, 2002, the Company completed the acquisition of an additional 39.8% equity interest in META Group Germany from certain other shareholders of META Group Germany (the “Selling Stockholders”), bringing its total ownership interest to approximately 96%, in exchange for $400,000 in cash, $412,000 in the form of 267,282 options to purchase the Company’s common stock (the “Options”), and approximately $914,000 in notes payable to certain of the former META Group Germany shareholders. The issuance of the Options was made in reliance upon Section 5 of the Act and Regulation S of the General Rules and Regulations under the Act promulgated by the Securities and Exchange Commission (“Regulation S”).

Among other things, each Selling Stockholder made certain representations to the Company regarding his, her or its status as a non-U.S. Person (as defined in Regulation S); not acquiring the Options for the account or benefit of a U.S. Person; reselling the Options only in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; not engaging in hedging transactions with regard to the Options unless in compliance with the Act; and access to information.  25% of the Options are exercisable in six months from the date of grant, an additional 25% of the Options are exercisable one year from the date of grant, an additional 25% of the Options are exercisable two years from the date of grant, and the remaining 25% of the Options are exercisable three years from the date of grant. The Options are subject to restrictions on transfer absent registration under the Act or exemption therefrom.

Item 3.    Default Upon Senior Securities

The terms of the Company’s $20 million amended and restated credit agreement with its bank (the “Facility”) require the Company to observe certain financial covenants, including a fixed charge ratio covenant, a leverage ratio covenant, a minimum EBITDA covenant and a consolidated net income covenant. The Company was not in compliance with these covenants for the relevant periods ended September 30, 2002. Under the terms of the Facility, each such covenant breach constitutes an event of default pursuant to which the Company’s bank may, by notice to the Company, terminate the bank’s lending commitments to the Company and declare all obligations of the Company under the Facility due and payable immediately. The Company is currently negotiating with its bank to waive the breaches of the covenants and the associated events of default and, in connection therewith, to amend certain provisions of the Facility. No assurances may be given that a definitive agreement concerning the waiver of the breached covenants and defaults and any amendments to the Facility will be executed or become effective, or if executed, that any amendment or waiver will be on terms favorable to the Company.

Item 6.    Exhibits and Reports on Form 8-K.

(a)           Exhibits.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company
3.2(1)	Amended and Restated Bylaws of the Company
10.1*	Employment agreement between Alfred J. Amoroso and META Group, Inc., dated as of July 31, 2002
10.2*	Incentive Stock Option Agreement between META Group, Inc. and Alfred J. Amoroso dated July 31, 2002
10.3*	Non-Qualified Stock Option Agreement between META Group, Inc. and Alfred J. Amoroso dated July 31, 2002
10.4*	Employee Noncompetition, Nondisclosure and Developments Agreement between META Group, Inc. and Alfred J. Amoroso dated as of July 31, 2002
10.5*	Severance Agreement between META Group, Inc. and Dale Kutnick dated as of July 31, 2002
10.6(2)	Amendment to Option Agreements between META Group, Inc. and Dale Kutnick dated as of July 31, 2002
10.7*	Non-Qualified Stock Option Agreement between META Group, Inc. and Dale Kutnick dated August 14, 2002
10.8(2)	Registration Rights Agreement between META Group, Inc. and Dale Kutnick dated as of July 31, 2002
10.9*	Amendment No. 1 to Asset Purchase Agreement among Rubin Systems, Inc., Howard Rubin and META Group, Inc., dated as of July 31, 2002
10.10*	Revised Exhibit A to the Amended Asset Purchase Agreement among Rubin Systems, Inc., Howard Rubin and META Group, Inc., dated as of July 31, 2002
10.11*	Amendment No. 1 to Employment and Management Agreement between META Group, Inc. and Howard Rubin dated as of July 31, 2002
10.12*	Amendment No. 1 to Non-competition Agreement between Howard Rubin and META Group, Inc. dated as of July 31, 2002
10.13*	Amendment No. 1 to Non-Qualified Stock Option Agreement between Howard Rubin and META Group, Inc., dated as of July 31, 2002
10.14*	Common Stock Purchase and Sale Agreement by and among META Group, Inc. and the purchasers listed on the signature pages thereto dated as of September 17, 2002
11.1*	Statement regarding computation of per-share earnings
99.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Exhibit included in EDGAR filing with Securities and Exchange Commission.

(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-97848).

(2) Included in Exhibit 10.5

(b)           Reports on Form 8-K.

On September 19, 2002, the Company filed a report on Form 8-K dated September 17, 2002, announcing that two members of the Registrant’s Board of Directors, Michael Simmons and Gayl W. Doster, and five trusts affiliated with the Registrant’s President and Chief Executive Officer, Alfred J. Amoroso, entered into a definitive agreement with META Group Germany, a majority-owned subsidiary of the Registrant, to purchase 155,000 shares of the Registrant’s common stock, par value $0.01 per share, from META Group Germany, at a purchase price of $2.74 per share. The purchase price equaled the average closing bid price of the Registrant’s common stock for the five consecutive trading days ending September 16, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META Group, Inc.

Date: November 14, 2002	By:	/s/ John A. Piontkowski
John A. Piontkowski
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Alfred J. Amoroso, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of META Group, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:
November 14, 2002

/s/ Alfred J. Amoroso
President and Chief Executive Officer

CERTIFICATIONS

I, John A. Piontkowski, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of META Group, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:
November 14, 2002

/s/ John A. Piontkowski
Executive Vice President,
Chief Financial Officer,
Treasurer and Assistant Secretary

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company
3.2(1)	Amended and Restated Bylaws of the Company
10.1*	Employment agreement between Alfred J. Amoroso and META Group, Inc., dated as of July 31, 2002
10.2*	Incentive Stock Option Agreement between META Group, Inc. and Alfred J. Amoroso dated July 31, 2002
10.3*	Non-Qualified Stock Option Agreement between META Group, Inc. and Alfred J. Amoroso dated July 31, 2002
10.4*	Employee Noncompetition, Nondisclosure and Developments Agreement between META Group, Inc. and Alfred J. Amoroso dated as of July 31, 2002
10.5*	Severance Agreement between META Group, Inc. and Dale Kutnick dated as of July 31, 2002
10.6(2)	Amendment to Option Agreements between META Group, Inc. and Dale Kutnick dated as of July 31, 2002
10.7*	Non-Qualified Stock Option Agreement between META Group, Inc. and Dale Kutnick dated August 14, 2002
10.8(2)	Registration Rights Agreement between META Group, Inc. and Dale Kutnick dated as of July 31, 2002
10.9*	Amendment No. 1 to Asset Purchase Agreement among Rubin Systems, Inc., Howard Rubin and META Group, Inc., dated as of July 31, 2002
10.10*	Revised Exhibit A to the Amended Asset Purchase Agreement among Rubin Systems, Inc., Howard Rubin and META Group, Inc., dated as of July 31, 2002
10.11*	Amendment No. 1 to Employment and Management Agreement between META Group, Inc. and Howard Rubin dated as of July 31, 2002
10.12*	Amendment No. 1 to Non-competition Agreement between Howard Rubin and META Group, Inc. dated as of July 31, 2002
10.13*	Amendment No. 1 to Non-Qualified Stock Option Agreement between Howard Rubin and META Group, Inc., dated as of July 31, 2002
10.14*	Common Stock Purchase and Sale Agreement by and among META Group, Inc. and the purchasers listed on the signature pages thereto dated as of September 17, 2002
11.1*	Statement regarding computation of per-share earnings
99.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Exhibit included in EDGAR filing with Securities and Exchange Commission.

(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-97848).

(2) Included in Exhibit 10.5