Form 10-K
period 2002-12-31
META GROUP INC
filed 2003-03-28
CIK 1000015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended: December 31, 2002
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from from to

Commission File Number: 0-27280

META Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0971675 (I.R.S. Employer Identification No.)
208 Harbor Drive, Stamford, Connecticut (Address of principal executive offices)	06912-0061 (Zip Code)

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

        The aggregate market value of the voting common stock held by non-affiliates of the registrant was $20,278,229, computed by reference to the last sales price of $2.25 as reported by the Nasdaq National Market System, as of the last business day of the Registrant's most recently completed second fiscal quarter, June 28, 2002.

        As of June 28, 2002, 12,834,206 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held on May 19, 2003, are incorporated by reference into Part III hereof.

        The matters discussed in this report including, but not limited to, statements concerning IT spending; competitive pricing pressure; general economic conditions; anticipated revenues from international operations; anticipated cost and expense levels relative to the Company's total revenues; anticipated working capital and capital expenditures; cash flow and cash balances; acquisitions and potential contingent payments related thereto; goodwill; or other statements using words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "project", "should" or "will" constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied in the past and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties, and other information discussed within this Form 10-K (and in the documents incorporated by reference into this Form 10-K). For a discussion of these risk factors, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors".

PART I

ITEM 1. BUSINESS

GENERAL

        META Group, Inc., a Delaware corporation founded in 1989 ("META Group," together with its subsidiaries—collectively the "Company"), is a leading provider of information technology ("IT") research, advisory services, and strategic consulting. The Company's goal is to help clients be more efficient, effective, and timely in their use of IT to achieve their business goals.

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

        The Company offers clients annual subscriptions to 15 different research services ("Advisory Services"), three Data Services and five structured transformation programs ("Infusions"). These offerings are focused on specific areas of information technology, the special needs of the CIO and others within the IT organization, or the distinct IT/business issues of specific industry markets and the public sector. Recommendations to clients are based on research conducted by META analysts and consultants, projections and analyses of important industry trends, experiences of other companies, key technology and business best practices, and the impact of new technologies, products, and services.

        The Company also offers strategic consulting services through its consulting division, META Group Consulting ("Strategic Consulting"). A significant portion of Strategic Consulting clients are also Advisory Services subscribers.

        In addition, the Company offers various targeted publications as part of its Published Research Products family, as well as various newsletters and research subscriptions delivered via its web site, www.metagroup.com.

        The Company targets as its clients substantial commercial and governmental users of IT, as well as IT vendors. As of December 31, 2002, the Company had subscribers in approximately 2,600 client organizations worldwide.

        Specific comparative financial information may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the consolidated financial statements.

        META GROUP® is a registered trademark of the Company. The META GROUP logo™, META™, META DELTAS™, META FAX™, META FLASH™ and META TRENDS™ are trademarks of the Company. METAspectrumsm is a servicemark of the Company.

WEB SITE ACCESS TO OUR PERIODIC SEC REPORTS

        Our primary Internet address is www.metagroup.com. We make our periodic SEC Reports (Form 10-Q and Form 10-K) and current reports (Form 8-K) available free of charge through our web site as soon as reasonably practicable after they are filed electronically with the SEC.

INDUSTRY BACKGROUND

        Businesses and other organizations remain dependent on IT for competitive success, which has led to historical growth in IT-related expenditures (despite a recent decrease due to general economic conditions). The IT market is being driven by many factors, including intensified domestic and global competition, Internet technologies and e-business, the accelerating pace of technological change, shortened product and business planning life cycles, outsourcing, and widespread corporate downsizing.

        At the same time, the decision-making process involved in the planning, selection, and implementation of IT solutions is growing more complex. IT decision makers must evaluate various new and rapidly evolving technologies and products from multiple vendors and consider the interoperability of these products with one another and with existing legacy systems. In addition, as IT assumes a more business-critical role, senior executives of organizations are compelled to take a more active role in IT planning and decision making—often being called on to be strategic drivers of business and technology innovation.

        Because of these trends, there is an increasing need for a level of IT guidance that often cannot be effectively supported by the internal resources of a single organization. Organizations frequently turn to outside sources for help with strategic and tactical advice in planning, selecting, and implementing IT. Historically, however, available solutions have had significant limitations. Software and equipment vendors generally offer advice biased toward their own products or services, while often understating interoperability issues. Many professional services firms and implementation companies provide technical advice, but they have incentives to promote solutions that require their services and often have purchasing and cooperative relationships with particular hardware and software vendors. Some independent market research firms provide vendor-neutral advice, but most target technology vendors rather than the user community. Those market research firms that target users typically do not offer advice over a full range of technology offerings and often focus only on longer term trends with minimal practical, actionable advice. Firms that offer published research, advisory services and consulting often do so in a disconnected manner. Therefore, there is a need for objective, user-focused, broad-based, actionable and coordinated IT market research and consulting, coupled with personalized advice within the specific context of an organization's business environment and IT requirements.

THE META GROUP SOLUTION

        The Company addresses the demand for user-focused guidance by providing objective IT research, analysis and advice as well as strategic consulting to help substantial commercial and governmental users be more efficient, effective, and timely in their use of IT to achieve their business goals. The Company's services are also used by IT vendors for help in product positioning, marketing, and market planning as well as for internal IT decision making. The Company's Advisory Services assist clients in making more informed, timely, and cost-effective decisions in the context of the client's business and technology environments. Each Advisory Service is highly focused on enhancing the client's ability to reduce and/or contain the cost of IT, reduce risk, assess vendor business practices and strategies, evaluate products and technologies, negotiate with vendors, develop financial strategies, and formulate IT architectures and strategic plans. The Advisory Services positions are also coordinated across service areas and with META Group Consulting to deliver a single, integrated and actionable view of IT.

        The Company differentiates itself by delivering IT industry coverage through a higher level of personal service and a greater emphasis on client/analyst interaction, objective, actionable, and quality research, and more comprehensive and integrated services. It's Infusion structured transformation programs provide a unique blend of traditional research and advisory with consulting activities to proactively assist a client in implementing a program to improve technology and business execution around particular topics.

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

        The Company believes its proactive involvement in clients' specific IT problem-solving situations enables it to provide actionable advice. The Company's analysts have real-time access to a broad base of current user experiences spanning vertical industries and related technologies. This firsthand practical knowledge is disseminated throughout the Company at weekly meetings of the Company's entire research staff and through other formal and informal collaboration systems. As a result of this interaction and broad knowledgebase, the Company's analysts deliver more informed conclusions and recommendations. The Company believes that its interactive approach provides significant value to senior management and IT decision makers by enhancing their ability to make sound, practical, and cost-effective decisions.

        The Company's objective is to leverage its reputation, comprehensive research model, knowledgebase, customer relationships, and domestic and international sales network to expand the range of clients it serves, further penetrate its existing client base, extend its product line, and broaden the scope of its services.

PRODUCTS AND SERVICES

        The Company's services and products are designed to allow clients to leverage META Group's intellectual property in ways best suited to their needs. The services and products come in a range of interaction models ranging from written content through in-depth customized consulting. The product lines complement each other and provide flexible access to market assessment and analytical expertise in the following categories:

  •
  Advisory Services

  •
  Strategic Consulting

  •
  Published Research Products

        Information regarding Advisory Services, Strategic Consulting and Published Research Products revenues, operating income (loss) and long-lived assets (both domestic and international) may be found in Note 16 to the Company's consolidated financial statements.

Advisory Services

        The Company's Advisory Services provide technology and business research spanning the full spectrum of IT. Advisory Services offer bottom-line advice that clients need to help them make better and faster IT decisions. The Company's Advisory Services include analyst interaction via on-site briefings and telephone support, which complements the written deliverables described below. Advisory service offerings include industry-specific coverage (e.g., energy, insurance, government, and professional services) and executive IT management.

        The Company believes its Advisory Services cover significant IT-related issues faced by its clients. The Company applies a consistent approach to all Advisory Services by offering a high level of personal service with an emphasis on client/analyst interaction. Proactively contacting clients on a regular basis, the Company's analysts apply their knowledgebase of product information and user experience to respond to the unique IT situation of each client with in-context, definitive advice and recommendations.

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

  •
  Document Reviews provide the Company's analysis and evaluation of a clients' strategic documents (e.g., strategic plans, architectural documents, vendor proposals).

Research and Multimedia Deliverables:

  •
  META Deltas and META Practices are regularly published analytical briefs that deliver analysis of major events, issues, vendor strategies, products, end-user case studies, technology trends and issues, and other pertinent matters.

  •
  META Group Trend Teleconferences are held quarterly by each service to provide an in-depth analysis of the service's META Trends (i.e., long-term projections of major industry issues and trends that the Company believes will impact users, vendors, and the IT market).

  •
  Special Event Teleconferences enable clients to participate in discussions with the Company's analysts and are generally held following key industry events such as major announcements or trade shows.

  •
  METAspectrumsm Market Summaries are IT market evaluations published periodically. METAspectrum's focus is on market evaluation helping customers to understand market trends, the viability and relative leadership positions of vendors and the future direction of technology markets.

  •
  META Trends, published annually, are three- to five-year projections of significant issues and developments that will affect IT users and vendors.

  •
  META Flashes are periodic bulletins containing analysis of key industry events or announcements that the Company deems to be of extraordinary importance.

  •
  META Client Advisor is a weekly e-mail sent to clients which includes summaries of recent research items and concise summaries of the Company's weekly research meeting, at which industry events are reviewed and analyzed.

  •
  META News Analysis provides a written analysis of current industry trends or events based upon interactive discussion among analyst experts.

        The Company's research is delivered online via www.metagroup.com.

Event Deliverables:

  •
  META Group Conferences address a broad range of tactical and strategic issues. METAmorphosis, the Company's forum for addressing industry-wide issues, is held annually in several locations worldwide. The Company also offers vendor sponsorship for many of its conferences around the world.

  •
  Regional Events such as Regional Briefings and Executive Sessions afford clients the opportunities to meet with analysts locally on pressing issues and challenges.

        In addition to the traditional Advisory Services, which provide ad-hoc interaction with analysts, the Company also provides Infusion programs—unique programs that provide detailed process models and proactive interaction with analysts and consultants designed to support best practice structured transformation in the IT environment. Infusion programs focus on IT and business process issues as well as best practice models. Each program is based on program and project management disciplines providing a method to break up challenges into manageable projects, phases, activities, and tasks. Infusion programs include many of the same deliverables as an Advisory Service and add the following deliverables (the specific deliverables will vary, however, based upon the level of Infusion program—standard or premium—chosen by the client):

  •
  Action Plan Development is a collaboration between the client and a META Group analyst on a detailed action plan for the 12-month subscription—updated quarterly via teleconference

  •
  Program Review Briefings are held at the Company's headquarters or at client sites and address client- specific issues—offered three times a year to supplement the action plan development.

  •
  METAmethods & Models are best practice policies, procedures and models as well as templates and tools which help the client accelerate the creation of key deliverables.

  •
  Program Tools and Templates assist in internal communication, education, and creation of internal client deliverables.

  •
  Coaching provides an assigned analyst to each client company that works proactively with the client to provide guidance, drive progress, and catalyze change within IT and business organizations.

  •
  Workshops are on-site working sessions, which include exercises for learning and applying program methods and best practices. Workshops may be linked together into a customized curriculum addressing a wide range of client issues.

  •
  Assessments are short, targeted evaluations of the clients' environment against best practice methods and/or META developed industry benchmarks. They include a high level gap analysis and action plan for improvement and may lead to additional workshops and/or consulting engagements.

  •
  Infusion Update Teleconferences provide clients with periodic updates on critical developments and challenges.

        Infusion programs and the related workshops and assessments provide an important bridge between traditional Advisory Services that examine broader industry issues and Strategic Consulting which drills into specific projects for a given client. The structured and highly interactive nature of the Infusion programs and related engagements often points the way to strategic consulting opportunities. Likewise, individual focused consulting projects may point the way to an opportunity for a sustained retainer based Infusion program and related advisory services.

        Seperate from Infusion programs, Workshops and Assessments may also be purchased as a stand alone product.

Technology Research Services

        On March 5, 2003, the Company completed a realignment of its Technology Research Services—specifically involving Application Delivery Strategies, Web & Collaboration Strategies, Electronic Business Strategies, Global Networking Strategies, Service Management Strategies, Server Infrastructure Strategies, and Enterprise Data Center Strategies. The change was made to better align the Company's services to the target constituencies inside the Company's client IT departments and group topics to more directly address the needs of the Company's clients.

        Clients who currently subscribe to any of the above services will be transitioned into the appropriate combination of the following services at the time of their contract renewal:

  •
  Content & Collaboration Strategies

  •
  Enterprise Analytics Strategies

  •
  Enterprise Application Strategies

  •
  Infrastructure Strategies

  •
  Integration & Development Strategies

  •
  Operations Strategies

  •
  Outsourcing & Service Provider Strategies

  •
  Security & Risk Strategies

Following is a description of the Company's new and existing Advisory Services:

  Content & Collaboration Strategies

  The efficient creation/capture, life-cycle management, and in-context delivery of information, coupled with strategies that improve information sharing, communication, and teamwork, are key to enterprise productivity, innovation, competitive advantage, and overall business performance. Typically, the components that make up a complete solution are procured, managed, and used independently. To maximize value, organizations must create a holistic knowledge worker infrastructure—a portfolio of technology investments that facilitates contextual collaboration and in-context information delivery. META Group's Content & Collaboration Strategies provides clients with research and guidance to help address this challenge.

  Enterprise Analytics Strategies

  Monitoring and measuring business operational performance increase the value of information assets, and are essential to verify the effectiveness of all business processes and initiatives. To excel, businesses must harness the convergence of business strategy, integrated information, and targeted analytics to drive enhanced enterprise performance and gain visibility across the enterprise. Such ongoing business decision making requires combinations of analytic applications and business intelligence tools—layered on a foundation of information architecture, data warehouse technologies, and project approaches. META Group's Enterprise Analytics Strategies provides clients with research and guidance to help address these challenges.

  Enterprise Application Strategies

  Packaged business applications are playing a key role in the mandate for business process excellence. Companies must evaluate their current suite of enterprise resource planning, best-in-class, and legacy applications, and determine when to renovate, replace, buy, or build. This new portfolio of business applications must effectively support all constituents—partners, employees, customers, and suppliers—and provide optimum collaboration among trading partners. META Group's Enterprise Application Strategies provides clients with research and guidance to help address this challenge.

  Infrastructure Strategies

  To meet evolving business requirements, IT organizations must minimize underlying infrastructure complexity while speeding design decisions through best-practice approaches. Successful infrastructure design and selection practices will leverage existing infrastructure, define and capitalize on standard application and infrastructure interfaces, and establish the foundation for a dynamic service-oriented environment. With IT infrastructure now entering a new era of virtualized, utility-based, adaptive infrastructure "grids," organizations must establish business value for each investment step. META Group's Infrastructure Strategies provides clients with the research and guidance to help address this challenge.

  Integration & Development Strategies

  Companies and their IT departments are streamlining the automation of their business processes—forcing extensive integration of internal and external applications. Cost-reduction pressures will foster experimentation with emerging technologies that promise improvements in development productivity, system flexibility, and creation of reusable services. Organizations must not only develop application development and project management skills, but also master integration models. META Group's Integration & Development Strategies provides clients with the research and guidance to help address these challenges.

  Operations Strategies

  The delivery of cost-effective, high-value IT services is highly dependent on the operations group. Mastering IT operations—including consistent process execution, optimum service levels, complete fiscal and asset management, and maximum resource leverage—is essential to fully realize the business value that operations can deliver to the overall organization. META Group's Operations Strategies provides clients with the research and guidance to help address this challenge.

  Outsourcing & Service Provider Strategies

  Currently, outsourcing services are experiencing consistent growth. This increase in demand, new options in the service provider market, and the trend toward "productized" services demand strategies to support outsourcing initiatives—and to obtain the optimum price for any outsourced arrangements. With IT organizations facing a larger "multisourced" environment, managing coordinated, consistent outsourcing initiatives will be essential for ensuring comprehensive service levels. META Group's Outsourcing & Service Provider Strategies provides clients with the research and guidance to help address these challenges.

  Security & Risk Strategies

  Security technologies for both enforcement and management are becoming tools for running the overall business—and the business of IT. Staying current with evolving technologies and best practices (and ensuring they are scalable, repeatable, and capable of surviving) are essential for successful security practices within an organization. META Group's Security & Risk Strategies provides clients with the research and guidance to help address these challenges.

  Executive Services

  Executive Directions

  Executive Directions ("ED") provides guidance for speeding executive decisions and driving IT/business value. ED offers executive officers one-on-one support and coaching to improve their organizations' information agility and credibility. ED is a member of META Group's family of subject-specific advisory services, offering research and analysis, "best method" insights, and bottom-line guidance.

  Executive Directions for Vendors

  Executive Directions for Vendors provides focused and continuous support to IT vendor executives seeking to enhance their customer relationships and accelerate time-to-market profitability. The service provides research and advice from the perspective of IT executives, leveraging META Group's interaction with its corporate clients. Membership is limited to senior executives (sales, marketing, product development) from IT vendor organizations.

  Enterprise Planning & Architecture Strategies

  Enterprise Planning & Architecture Strategies ("EPAS") provides a resource to help IT executives create, maintain, and refine the key planning disciplines required to manage an effective IT organization. By implementing enterprise strategy/planning, architecture, and program management best practices, IT organizations are more capable of managing business requirements, aligning processes and technology with business strategy, and improving the IT group's credibility in delivering value to the business. EPAS offers pragmatic guidance, enabling clients to set clear direction, assess effectiveness, enhance adaptability, reduce risk, increase focus, and lower total cost of ownership across the portfolio of enterprise assets and activities.

  Industry Services

  Energy Information Strategies

  Energy Information Strategies ("EIS") is a research and advisory service aimed at meeting the needs of the rapidly transforming energy industry. Staffed with a team of experienced industry analysts, the service delivers objective guidance to energy company business and information technology leaders, energy technology vendors, and other industry players. By studying the entire energy industry, while leveraging research generated by META Group's other advisory and consulting services, EIS provides advice to clients on issues vital to their business.

  Government Strategies

  Government Strategies provides public-sector stakeholders with actionable guidance that enables strategic program transformation, economic stability, and extension of constituent services. Topical emphasis includes program/IT governance, establishment of IT credibility and value, public-sector marketing, funding strategies, constituent relationship management, and development and implementation of public policy.

  Insurance Information Strategies

  Insurance Information Strategies focuses on the key issues and trends affecting the insurance and financial services industries, targeting the new business models and technology frameworks critical to sustaining competitive advantage in a constantly evolving market. Topical emphasis includes customer/partner relationship management; vendor assessment and selection; midtier strategies; and industry standards and architectures.

  Professional Services Strategies

  Professional Services Strategies ("PSS") provides full support for firms looking to offer consulting services. With the advent of new and multiple technologies, full-service delivery (spanning business strategy, application development/delivery, adaptive infrastructure, and operations excellence) presents a major challenge to professional services firms. From customer relationship management ("CRM") to supply chain management ("SCM"), from e-commerce to global concerns, client requirements almost always cross service lines and organizational entities. PSS focuses existing

  META Group services and knowledge to provide professional services firms the means and intelligence to thrive in this new business environment.

  Data Services

  SPEX Data Service

  META Group's SPEX Data Service is a source for analysis and insight into today's business software packages. Utilizing a hands-on evaluation process, SPEX delivers objective research on software features and functionality. The analysis and insight, together with guidance from SPEX analysts, help client organizations make informed decisions and software investments for their business.

  Worldwide IT Benchmark Data Service

  META Group's Worldwide IT Benchmark Data Service provides guidance to assist client organizations keep current with the latest trends and metrics regarding IT costs, performance, and productivity. The Worldwide IT Benchmark Service provides real-time benchmarking data resources designed to help clients improve the performance of their IT investment portfolio and identify opportunities to better align spending and performance with industry norms.

  Human Capital Management Data Service

  META Group's Human Capital Management Data Service provides guidance to help IT and Human Resource executives make effective decisions throughout the employee life cycle, from the acquisition stage to managing and deploying skills and personnel within the organization.

  META Group Infusions

  Adaptive Infrastructure Strategies Infusion

  The Adaptive Infrastructure Strategies Infusion helps clients design and implement an infrastructure capable of rapidly responding to business challenges and new initiatives. This structured transformation program provides a library of best practices for clients to deliver an adaptive infrastructure, while reducing costs, increasing quality, and improving implementations. In addition, the program offers interactive workshops and working sessions, practical models and methods, and specialized research to tackle both day-to-day and long-term infrastructure challenges.

  Customer Relationship Management Infusion

  The Customer Relationship Management (CRM) Infusion is a structured transformation program that helps clients create action plans for customer relationship excellence. It is designed for companies at all stages of CRM initiatives—whether developing a comprehensive CRM business strategy or solving immediate customer (or technology) issues to build credibility. The program combines a step-by-step approach for designing around the customer with the Company's detailed analytics, decision frameworks, and real-time advice from its subject-matter analysts. Organizations can create reusable CRM treatments (i.e., customer, process, and technology patterns) that cut across marketing, sales, service, and channel functions to produce a panoramic view of each customer segment—and optimize the value of each relationship type. CRM Infusion clients create these patterns through a series of projects that evolve their business processes, application portfolio, channels, and points of interaction into a multi-channel ecosystem.

  Enterprise Architecture Infusion

  The Enterprise Architecture Infusion is an ongoing resource that enables organizations to create an adaptive architecture that "engineers out" change barriers, while "engineering in" a high tolerance for the unanticipated. Offering a set of architectural best practices to guide IT organizations in the process of designing a flexible technical infrastructure, the Enterprise Architecture Infusion helps clients assess effectiveness, enhance adaptability, and lower total cost of ownership.

  Operations Excellence Infusion

  The Operations Excellence Infusion provides best-practice methods and tools, as well as metrics to track progress, for transforming operations into a strategic asset capable of supporting the entire enterprise. This structured transformation program helps clients optimize processes, contain costs, improve service delivery, and communicate value.

  Security Infusion

  The Security Infusion enables the Company's clients to drive excellence in security. This structured transformation program helps clients refine security policies, optimize security processes, balance cost and risk, and communicate value. Clients learn how to deploy a proven method for achieving security, despite complex internal organizational boundaries, conflicting business priorities, and corporate politics. The methods, tools, templates, and interactions with the Company's analyst team help ensure success in the critical area of security and in support of major initiatives, such as Web-based and business-to-business applications.

Strategic Consulting

        Strategic Consulting offers project consulting services that address clients' business and technology challenges. The Company's Strategic Consulting division combines tools, methods, and project management skills with expertise to help mid to large-sized businesses measurably increase returns from technology investments. META Group's collaborative client approach helps clients map out the required actions to achieve leading industry practice through independent, objective analysis that leverages the Company's Advisory Services research and analysis. Focusing on critical business imperatives, the Company's consultants use unique yet proven discovery, development, and delivery techniques and methods, based on our actionable research programs, to help clients maximize their business and technology performance.

        Strategic Consulting targets executives at both large and medium sized end-user organizations and IT vendors that serve such organizations. Large and medium sized end-user client organizations typically use the Strategic Consulting services when they need to improve their business performance or reduce their business costs through the use of IT. Such support includes constructing enterprise architectures and governance structures to better target technology spending; selecting, planning, and integrating new application systems; optimizing strategic outsourcing support; planning adaptive infrastructure to effectively use new technology; revitalizing data center or network operations functions to support new business demands; maximizing benchmarking and scorecards to enhance IT performance; and using business intelligence to maximize the results of an enterprise's customer strategy.

        IT vendors also face significant challenges given the complexities in customer buying behavior, pressure from external forces (e.g., competition, regulation) and internal practices that may not be optimized for a rapidly changing environment—both economically and competitively. Strategic Consulting services address such challenges as vendor market positioning relative to customer demands, communicating the value of their unique product or service; better targeting of potential buyers; competitive landscape analysis; and partnering/channel strategies.

        Domestically, the Company's Strategic Consulting services are principally performed by the Company's consultants. Internationally, Strategic Consulting services are principally performed by consultants of the Company's international subsidiaries and independent sales representative organizations.

Published Research Products

        The Company's Published Research Products include research reports and online resources. Based on hands-on research, extensive Web and phone surveys and accompanying META Group Advisory Services research, these research products offer thorough market research, practical executive/operational guides and in-depth IT product evaluations. Certain of the Company's Published Research Products may be purchased either as part of an annual service subscription contract or individually. When purchased as part of an annual subscription contract, the revenues are recognized ratably over the contract term and are included in Advisory Services revenue. When the products are purchased individually, the revenue is recognized when the products are delivered and are reflected in Published Research Products revenue. The Company develops its own Published Research Products and also resells products produced by third parties.

        The successful assimilation, marketing, and sale of new products are subject to certain risks and uncertainties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risks Associated With New Product Development."

        The Company's Published Research Products are delivered online via www.metagroup.com and are also available in non-standard delivery options via Lotus Notes, intranet, CD-ROM and paper.

RESEARCH AND ANALYSIS

        The Company employs a consistent, disciplined research and analysis methodology. In place are several Research Directors and a Research Operations Management team that are responsible for guiding the Company's research and analysis methodology, as well as its productization and fulfillment. These research personnel are also tasked with coordination across research groups. The development methodology consists of an iterative process of research, analysis, hypothesis, testing, peer review and research management review. Analysts conduct extensive primary research, working with the Company's user client base, surveying vendors, and contacting other sources. These activities are supplemented with searches of numerous trade, financial, and other third-party source materials compiled in the Company's resource center.

        A variety of formal and informal channels are used to build consensus and coordinate research positions. Individual research topics are grouped into research practice areas that include all analysts and consultants covering a particular topic. The research practice areas have a designated leader that works with participants to facilitate the creation of the Company's positions. The results of the meeting are published to clients in the weekly META Client Advisor. Information gathered during vendor meetings, client interactions and other research activity is organized into internal knowledge bases and shared across the entire research community. Three times a week a subset of META analysts and consultants meet electronically to examine a particular topic and create a joint news analysis document outlining the Company's common position. A meeting of the entire META Group research staff is held weekly, at which findings are presented and scrutinized. From this research, analysts identify significant patterns and trends, develop assumptions, test hypotheses, and arrive at concrete recommendations and conclusions to provide to clients.

        The knowledge and experience of the Company's analysts is critical to the quality of the Company's products and services. To ensure consistency of positions and analysis across service disciplines, all of the Company's research is reviewed by one of the Company's senior research executives. While varying opinions and philosophical contention among services and research disciplines are encouraged, final positions and conclusions are consistent. This practice ensures that the analytical structure and recommendations presented in the Company's research better enable the various elements of client organizations to formulate integrated strategies based on coherent information and analysis.

SALES AND MARKETING

        The Company uses a direct sales force domestically and a network of local independent sales representative organizations and subsidiaries internationally to market and sell its Advisory Services, Strategic Consulting and Published Research Products. The Company's domestic direct sales force consists of sales people located throughout the United States. They are supported by teams of inside sales people, relationship managers and administrative personnel located in the Company's regional offices and at its headquarters. The inside sales department is an important source of Published Research Products sales, sales to vendors, and sales to emerging vendors and small to medium-sized enterprises. The direct and inside sales channels are managed by the Company's Senior Vice President of Sales.

        Internationally, the Company utilizes both subsidiaries and independent sales representative organizations to sell its Advisory Services, Strategic Consulting, and Published Research Products throughout the Americas, Europe, the Middle East and South Africa ("EMEA") and Asia Pacific. Beginning in November 2000, the Company began acquiring the assets of its independent sales representative organizations and to date has concluded acquisitions in Canada, Australia, Singapore, France and Germany. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and notes to the consolidated financial statements. The remaining independent sales organizations have been operating under regional management since the beginning of 2001.

        Under the terms of the Company's agreements with independent sales representative organizations, such organizations are assigned exclusive territories and annual quotas. These organizations also perform selected client service functions, and bill and collect revenues attributable to clients within their territories. The Company recognizes Advisory Services revenues from independent sales representative organizations at rates of 40% to 75% of amounts billed to those clients. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risk Associated With International Operations" and Note 1 to the consolidated financial statements.

        The Company also markets and sells certain of its products and services and provides additional content to its internet subscribers on its website, www.metagroup.com.

CLIENT SUPPORT

        The Company is committed to providing a high level of client service as defined by response time, clarity of advice, and quality of communication. The Company's analysts respond to clients' inquiries and concerns as they arise. Analysts' regular contact with clients through telephone consultations, briefings, and events also provides the Company with feedback that is used to improve its services. In addition, the Company's research library frequently performs client-specific topical searches on particular IT issues. The Company also maintains a key issues database that identifies areas of particular concern to clients and regularly uses customer satisfaction surveys to improve service levels.

As an integral part of the Company's commitment to customer service, the Company maintains a select Client Services team that ensures each request for information is quickly routed to the right resource.

COMPETITION

        The Company targets as its clients substantial commercial and governmental users of IT, as well as IT vendors. The Company experiences competition in this market for IT research/analysis products and services and strategic consulting services from other independent providers of similar services, as well as from the internal planning and marketing staffs of the Company's current and prospective clients. The Company's principal direct competitor for Advisory Services, Gartner, Inc., has a substantially longer operating history, is significantly larger, and has considerably greater financial resources and market share than the Company. The Company also competes indirectly against numerous other information and consulting service providers, including electronic and print media companies and consulting firms. The Company's indirect competitors could choose to compete directly against the Company in the future. In addition, although the Company believes it has established a significant market presence, there are few barriers to entry into the Company's market—and new competitors could readily seek to compete against the Company in one or more market segments addressed by the Company's Advisory Services, Strategic Consulting services, and Published Research Products. Increased competition could adversely affect the Company's operating results through pricing pressure and loss of market share. There can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Competition."

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

EMPLOYEES

        As of December 31, 2002, the Company employed 643 people. None of the Company's employees is represented by a collective bargaining arrangement, and the Company has experienced no work stoppages. The Company considers its relations with its employees to be good.

        The Company's future success depends in large part on the ability to continue to motivate and retain highly qualified employees, including management personnel, and to attract and retain qualified personnel, including research analysts, consultants, sales personnel, and product development and operations staff. Competition for qualified personnel in the Company's industry continues to be intense, and many of the companies with which the Company competes for qualified personnel, including Gartner, Inc., have substantially greater financial and other resources than the Company. There can be no assurance that the Company will be able to recruit, retain, and motivate a sufficient number of qualified personnel to compete successfully. The loss of any of the Company's senior management personnel or any material failure to recruit, retain, and motivate a sufficient number of qualified personnel could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Dependence on Ability to Attract and Retain Qualified Personnel."

RECENT BUSINESS DEVELOPMENTS

        Since 1998, the Company has completed a number of acquisitions of its independent sales representative organizations and complementary businesses in the IT industry. An overview is as follows:

        In October 1998, the Company completed the acquisition of all the outstanding capital stock of The Sentry Group, Inc. ("Sentry"), an IT consulting company, for an initial payment of 195,066 shares of common stock and a contingent payment of up to $7 million in common stock or (at the Company's option) cash in the event certain financial targets were met by Sentry for 1999. In addition, the Company issued to Sentry stockholders warrants to purchase up to 200,000 shares of the Company's common stock at $30.00 per share, 125,000 shares of which were immediately exercisable and 75,000 shares of which were contingently exercisable upon Sentry achieving certain financial targets in 1999. As of December 31, 1999, the contingent payment of $7 million had been earned. Accordingly, the contingent warrants were fully exercisable. The fair value of such warrants was approximately $940,000. During 2000, the Company issued 274,470 shares of its common stock and paid approximately $470,000 in cash to certain of the former Sentry shareholders in satisfaction of the contingent consideration earned.

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

        In October 2000, the Company completed the acquisition of substantially all the assets of Rubin Systems, Inc. ("RSI"), a provider of IT trend-tracking, finance analysis, and software engineering measurement consulting, for an initial payment of $750,000 in cash, $375,000 in common stock (36,874 shares) and the assumption of certain liabilities. During the year ended December 31, 2001, the Company paid $1.04 million in cash and issued $250,000 in common stock (57,084 shares) as contingent consideration to RSI as a result of the achievement of certain financial targets. During the year ended December 31, 2002, the Company paid $569,000 in cash and $369,000 in the form of 202,499 shares of the Company's common stock as additional contingent consideration in connection with the achievement of certain financial targets by RSI and $0.5 million in additional consideration in connection with the fair value of options to purchase the Company's common stock granted to Dr. Howard Rubin. As of December 31, 2002 the Company had recorded an aggregate of $3.9 million in consideration for the purchase of RSI. In the event certain financial targets are met, additional contingent consideration of $2.7 million payable in cash and $1.4 million payable in the Company's common stock may be paid through March 2007. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 147,027, the remaining consideration will be payable in cash. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

        In November 2000, the Company completed the acquisition of substantially all the assets of META Group Canada, Inc., the Company's independent sales representative organization in Canada, for $4.7 million in cash and the assumption of certain liabilities.

        In January 2001, the Company acquired substantially all of the assets of two of its Asia Pacific distributors, one based in Sydney, Australia and the other in Singapore. With these acquisitions, the distributors became wholly owned subsidiaries of the Company. The total purchase price amounted to approximately $3 million, consisting of cash in the amount of $1.9 million, the conversion into equity of accounts receivable from the distributors in the amount of $470,000, and the assumption of certain liabilities.

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

        Effective January 1, 2002, META Group Germany acquired a majority interest in the Company's distributor in Hungary, Stratis Kft., for approximately $327,000 paid in META Group Germany's stock.

        During 2002, the Company acquired the remaining 47% of META Group Germany (including the shares held by the stockholders of Stratis Kft.) in exchange for $590,000 in cash, $412,000 in the form of 267,285 options to purchase the Company's common stock, and approximately $924,000 in notes payable to certain of the former META Group Germany shareholders, payable from January 2003 through January 2006.

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

        In the second half of 2000, a decrease in IT spending began to occur which had an adverse effect on the Company's business. In order to better align its resources with market demand, the Company implemented substantial cost containment measures, including, but not limited to, reductions in its workforce. In April 2001, the Company reduced its workforce by 100 persons (representing 15% of the workforce at the time). The Company recorded a charge of $359,000 in the quarter ended June 30, 2001 for severance payments made during the quarter ended June 30, 2001.

        In February 2002, the Company reduced its workforce by 43 persons (representing 7% of the workforce at the time). The Company recorded a $222,000 charge in the quarter ended March 31, 2002 for severance payments made during the quarter ended March 31, 2002.

        During the quarter ended September 30, 2002, META Group Germany reduced its workforce and recorded a $140,000 restructuring charge for severance payments that were made during the quarter ended December 31, 2002.

ITEM 2. PROPERTIES

        The Company's headquarters are located in approximately 115,000 square feet of leased office space in Stamford, Connecticut. This facility accommodates the Company's Advisory Services, Strategic Consulting and Published Research Products segments. The Company also leases office space in other U.S. locations, as well as locations in Canada, Australia, Singapore, Malaysia, France, Germany, Austria, Switzerland, Spain and Hungary to support its three segments. The Company believes that its existing facilities are adequate for its current needs and that additional facilities are available for lease to meet future needs.

ITEM 3. LEGAL PROCEEDINGS

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 2002.

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

        The following table reflects the range of high and low bid quotations, as reported on the Nasdaq National Market, for the Common Stock in each quarter of the years ended December 31, 2002 and 2001.

	High	Low
2002:
Fourth Quarter	$2.70	$1.90
Third Quarter	$3.41	$2.00
Second Quarter	$3.10	$1.90
First Quarter	$2.75	$1.20
2001:
Fourth Quarter	$2.91	$1.60
Third Quarter	$2.80	$1.40
Second Quarter	$3.64	$0.77
First Quarter	$7.00	$1.25

        On March 19, 2003, the closing price of the Common Stock was $3.80, as reported on the Nasdaq National Market. On that date, there were approximately 240 holders of record of the Common Stock and approximately 1,300 beneficial holders, based on information obtained from the Company's transfer agent.

        The Company has never paid cash dividends on its Common Stock. Any future declaration and payment of dividends will be subject to the discretion of the Company's Board of Directors (the "Board of Directors"), will be subject to applicable law, and will depend on the Company's results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors. As of December 31, 2002, the terms of the Company's credit facility with its bank prohibited the payment of cash dividends on its Common Stock. In March 2003, the Company entered into a new credit facility with its bank which replaced the old facility. This new facility does not prohibit the payment of cash dividends on its Common Stock. However, the Company's Board of Directors has no current intention of paying any cash dividends on the Common Stock.

        In October 2000, the Company completed the acquisition of substantially all the assets of Rubin Systems, Inc. ("RSI"). Pursuant to the terms of the Asset Purchase Agreement among RSI, Howard Rubin and the Company dated October 27, 2000 (the "Asset Purchase Agreement"), RSI received an initial payment of $750,000 in cash and $375,000 in Common Stock (36,874 shares; the "Initial Shares"). During the year ended December 31, 2001, RSI earned contingent payments of $1.3 million, consisting of $250,000 paid in Common Stock (57,084 shares; the "2001 Earnout Shares") and the remainder paid in cash. During the year ended December 31, 2002, the Company paid $569,000 in cash and $369,000 in the form of 202,499 shares of Common Stock as additional contingent consideration ("2002 Earnout Shares"). In the event certain financial targets are met, additional contingent consideration of up to $2.7 million payable in cash and $1.4 million payable in Common Stock may be paid through March 2007. In the event the aggregate number of shares issued in satisfaction of additional contingent consideration exceeds 147,027, the remaining consideration will be payable in cash. RSI is wholly-owned by Dr. Howard Rubin, a director and officer of the Company.

        In June 2001 the Company completed a private placement of its Common Stock whereby the Company issued 1,726,617 shares of Common Stock (the "2001 Private Placement Shares") for $2.78 per share to Dale Kutnick, the Company's Chairman of the Board of Directors, former Chief Executive Officer and former Co-Research Director, and additional purchasers affiliated with Francis J. Saldutti, Harry Gruner and George McNamee, each of whom is a member of the Board of Directors. The Board of Directors approved the transaction after receiving the favorable recommendation of a Special Committee of the Board of Directors consisting of three disinterested members of the Board of Directors. The Special Committee retained BNY Capital Markets, Inc. as its financial advisor to render a fairness opinion on the transaction. Total proceeds to the Company were $4.57 million, net of offering costs of approximately $227,000.

        In September 2002 five trusts affiliated with the Company's President and Chief Executive Officer, Alfred J. Amoroso, purchased 125,000 shares of the Company's common stock. Additionally, two members of the Company's Board of Directors, Michael Simmons and Gayl W. Doster, purchased 20,000 and 10,000 shares of the Company's common stock, respectively. All of the shares (the "2002 Private Placement Shares") were purchased from META Group Germany at a purchase price of $2.74. Total proceeds to META Group Germany were approximately $425,000.

        The Initial Shares, 2001 Earnout Shares, 2002 Earnout Shares, 2001 Private Placement Shares and the 2002 Private Placement Shares (collectively the "Shares") were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), set forth in Section 4(2) thereof and Rule 506 of Regulation D of the General Rules and Regulations under the Act promulgated by the Securities and Exchange Commission ("Regulation D"). RSI and the purchasers of the 2001 Private Placement Shares and the 2002 Private Placement Shares made certain representations to the Company as to their investment intent, level of sophistication, access to information and status as an accredited investor as defined in Rule 501(a) of Regulation D. The Shares are subject to restrictions on transfer absent registration under the Act or exemption therefrom. In December 2001 the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the Initial Shares, the 2001 Earnout Shares, the 2002 Earnout Shares, and the 2001 Private Placement Shares (other than those issued to Mr. Kutnick). Such registration statement is not yet effective. The Company currently plans to file an amendment thereto in April 2003, removing from the registration statement the shares owned by the purchaser affiliated with George McNamee. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for a further discussion of the above matters.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data presented below is derived from the consolidated financial statements of the Company and should be read in connection with those statements, which are included herein.

	Year Ended December 31,
	2002(1)	2001	2000(2)	1999(2)	1998(2)
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Advisory services	$77,113	$85,483	$84,556	$69,998	$58,586
Strategic consulting	32,009	26,863	27,707	22,370	9,404
Published research products	4,940	5,431	7,009	7,315	4,795
Reimbursable expenses	2,471	2,204	2,791	2,344	1,561

Total revenues	116,533	119,981	122,063	102,027	74,346

Operating expenses:
Cost of services and fulfillment	58,237	62,431	69,728	52,224	35,098
Reimbursable expenses	2,471	2,204	2,791	2,344	1,561
Selling and marketing	30,147	45,954	40,760	23,194	16,702
General and administrative	19,142	14,714	13,920	8,356	6,753
Depreciation and amortization	6,281	7,708	4,867	2,596	1,894
Restructuring charge	362	359	—	—	—
Loss on facilities leases	2,189	—	—	—	—
Goodwill impairment loss	2,630	—	—	—	—

Total operating expenses	121,459	133,370	132,066	88,714	62,008

Operating (loss) income	(4,926)	(13,389)	(10,003)	13,313	12,338
Other (expense) income, net:
Impairment loss on investments and advances	(1,075)	(9,165)	(2,640)	—	—
Other (expense) income, net	(144)	2,063	361	1,800	2,621

(Loss) income before provision (benefit) for income tax, minority interest and cumulative effect of change in accounting principle	(6,145)	(20,491)	(12,282)	15,113	14,959
Provision (benefit) for income tax	13,096	(2,881)	(4,244)	5,883	6,174
Minority interest in income of consolidated subsidiaries	33	—	—	—	—

(Loss) income before cumulative effect of change in accounting principle	(19,274)	(17,610)	(8,038)	9,230	8,785
Cumulative effect of change in accounting principle	(22,206)	—	(2,438)	—	—

Net (loss) income	$(41,480)	$(17,610)	$(10,476)	$9,230	$8,785

	Year Ended December 31,
	2002(1)	2001	2000(2)	1999(2)		1998(2)
	(In thousands, except per share data)
(Loss) income before cumulative effect of change in accounting principle per diluted common share	$(1.47)	$(1.47)	$(.75)	$	..80	$	..70
Cumulative effect of change in accounting principle per diluted common share	$(1.70)	$—	$(.22)		—		—

Net (loss) income per diluted common share	$(3.17)	$(1.47)	$(.97)		$.80		$.70

Weighted average number of diluted common shares outstanding	13,067	11,960	10,763		11,501		12,596

(Loss) income before cumulative effect of change in accounting principle per basic common share	$(1.47)	$(1.47)	$(.75)	$	..86	$	..78
Cumulative effect of change in accounting principle per basic common share	$(1.70)	$—	$(.22)		—		—

Net (loss) income per basic common share	$(3.17)	$(1.47)	$(.97)		$.86		$.78

Weighted average number of basic common shares outstanding	13,067	11,960	10,763		10,719		11,326

	December 31,
	2002	2001(3)	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$21,448	$21,433	$3,622	$10,106	$9,945
Marketable securities	—	—	6,719	6,253	36,881
Working capital (deficit)	(6,861)	(4,283)	(6,181)	19,746	33,989
Total assets	88,964	135,015	152,463	113,450	112,187
Borrowings under revolving credit agreement	1,049	3,042	20,900	—	—
Current portion of long-term debt	5,111	2,724	—	—	—
Deferred revenues	43,791	45,827	44,087	38,588	31,276
Non-current portion of deferred revenues	6,008	4,813	6,338	3,523	—
Long-term debt	—	5,111	—	—	—
Long-term portion of notes payable	589	—	—	—	—
Other non-current liabilities	1,969	—	—	—	—
Total stockholders' equity	13,216	52,786	65,708	61,685	72,690

(1)
During 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF No. 01-14"). Reimbursements, including those relating to travel and out-of-pocket expenses, are now included in revenues with an equivalent amount also included in operating expense. All prior period financial statements have been reclassified to comply with the guidance in this issue.

(2)
In the fourth quarter of 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," ("SAB 101"). Had the Company adopted the provisions of SAB 101 retroactive to 1998, net income for the years ended December 31, 1999 and 1998 would have been $7,856 and $8,685, respectively. Diluted earnings per share for the same period would have been $0.68 and $0.69, respectively.

(3)
The Company acquired a majority interest in its German distributor, META AG ("META Group Germany"), on December 31, 2001. The acquisition was accounted for under the purchase method. Accordingly, the consolidated balance sheet at December 31, 2001 includes $15.6 million in assets recorded and liabilities assumed based on estimated fair values at the date of acquisition. Such preliminary allocation resulted in goodwill and other intangibles of $8.9 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company is a leading independent research and consulting firm focusing on IT and business transformation strategies. The Company's goal is to help clients be more efficient, effective, and timely in their use of IT to achieve their business goals.

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

        The Company has three operating business segments: Advisory Services, Strategic Consulting and Published Research Products. The Advisory Services segment provides annually renewable subscription services (focused on specific areas of IT, the special needs of those within the IT organization, or the distinct IT/business issues of specific industry markets and the public sector), service analyst briefing engagements, and conferences. Supplementing these services are the Company's Infusion programs, which build on the business-focused analysis of the Company's subscription services by offering methodologies and skill-based training needed to successfully manage specific business-critical issues. The Strategic Consulting segment provides strategic consulting engagements addressing clients' business and technology issues. A significant portion of Strategic Consulting clients are also Advisory Services subscribers. The Published Research Products segment provides research reports and online resources offering thorough market research, practical executive/operational guides and in-depth IT product evaluations.

        Advisory Services revenues, which are annually renewable contracts and generally payable by clients in advance, constituted approximately 66% and 71% of the Company's total revenues for the years ended December 31, 2002 and 2001, respectively. Billings attributable to the Company's Advisory Services are initially recorded as deferred revenues and then recognized pro rata over the contract term.

        During the year ended December 31, 2002, Advisory Services revenues attributable to international clients were billed and collected by the Company's subsidiaries in Canada, Australia, Singapore, Malaysia, France and Germany and its independent sales representative organizations. The Company realized Advisory Services revenues from the independent sales representative organizations at rates of 40%-75% of the amounts billed to their clients.

        One measure of the volume of the Company's Advisory Services business is its "Contract Value," which the Company calculates as the aggregate annual value of retainer subscription services contracts in force at a given point in time, without regard to the remaining duration of such contracts. Previously, the Company computed Contract Value based on the annualized value of Advisory Services revenue recognized from all Advisory Services contracts in effect at a given point in time. The previous year's Contract Value has been recomputed using the new methodology. Contract Value is not necessarily indicative of future Advisory Services revenues. Contract Value was $70.4 million at December 31, 2002 versus $77.5 million at December 31, 2001, a 9.2% decrease.

        Revenues from Strategic Consulting engagements constituted approximately 27% and 22% of the Company's total revenues for the years ended December 31, 2002 and 2001. The Company recognizes revenues on Strategic Consulting engagements primarily on a percentage of completion basis and on a time and materials basis as work is performed and services are rendered on a contract-by-contract basis.

        Revenues from Published Research Products constituted approximately 4% and 5% of the Company's total revenues for the years ended December 31, 2002 and 2001, respectively. The Company recognizes revenues from the sale of Published Research Products when the products are delivered.

        The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses and depreciation and amortization. Cost of services and fulfillment represents the costs associated with production and delivery of the Company's products and services and includes the costs of research, development, preparation of periodic reports, analyst telephone consultations, executive briefings and conferences, research reports, consulting services, new product development, and all associated editorial and support services. Selling and marketing expenses include the costs of salaries, commissions, and related benefits for selling and marketing personnel as well as travel and promotion, and bad debt expense associated with accounts and notes receivable. General and administrative expenses include the costs of the finance and accounting departments, in addition to the legal, human resources, corporate IT and other administrative functions of the Company. See "Segment Reporting" in Note 16 to the consolidated financial statements for information regarding the Company's operating segments.

Results of Operations

Years Ended December 31, 2002 and December 31, 2001

        Total Revenues.    Total revenues decreased 2.9% to $116.5 million in the year ended December 31, 2002 from $120.0 million in the year ended December 31, 2001. During 2002, the Company adopted EITF No. 01-14. Reimbursements, including those relating to travel and out-of-pocket expenses, are now included in revenues with an equivalent amount also included in operating expense. All prior period financial statements have been reclassified to comply with the guidance in this issue. Revenues from reimbursable expenses were $2.5 million and $2.2 million for the years ended December 31, 2002 and 2001, respectively.

        Revenues from Advisory Services decreased 9.8% to $77.1 million in the year ended December 31, 2002 from $85.5 million in the year ended December 31, 2001 and decreased as a percentage of total revenues to 66% from 71%. The decrease in revenues from Advisory Services was principally due to decreased subscriptions to the Company's Advisory Services because of the decrease in demand for such services that began in the second half of 2000 caused by a decrease in IT spending as a result of general economic conditions, as well as pricing pressures faced by the Company brought on by the decrease in IT spending. As the Company recognizes subscription revenues ratably over the underlying contract period, Advisory Services revenues were adversely impacted during 2002 when compared to 2001 by the decrease in billings that began in the second half of 2000. The decrease in revenues was partially offset by $3.1 million of incremental revenues from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001. Advisory Services revenues attributable to international clients decreased 4% in the year ended December 31, 2002 from the year ended December 31, 2001, and remained constant as a percentage of Research and Advisory Services revenues at 18%. The Company currently expects decreases in IT spending and pricing pressure to continue to impact its Advisory Services revenue for the foreseable future.

        Strategic Consulting revenues increased 19.2% to $32.0 million in the year ended December 31, 2002 from $26.9 million in the year ended December 31, 2001, and increased as a percentage of total revenues to 27% from 22%. The increase was principally due to $9 million of incremental revenues from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001, and, to a lesser extent, from increases in consulting revenues from the Company's subsidiaries in Canada and Australia during the year ended December 31, 2002 versus the same period a year ago. The increases were partially offset by a decrease in the Company's domestic consulting revenues due principally to a decrease in IT spending as a result of general economic conditions. Exacerbating the decrease in IT spending was pricing pressure from competition on the Company's domestic consulting services. Additionally, but to a lesser extent, the decrease in domestic consulting revenues was due to a decrease in domestic consulting headcount in 2002 when compared to 2001. The Company currently expects decreases in IT spending and pricing pressure to continue to impact its Strategic Consulting revenues for the foreseeable future.

        Published Research Products revenues decreased 9% to $4.9 million in the year ended December 31, 2002 from $5.4 million in the year ended December 31, 2001 and decreased as a percentage of total revenues to 4% from 5%. The decrease in revenues was principally due to less demand for such products resulting from a decrease in IT spending as a result of general economic conditions, and, to a lesser extent, from market pricing pressures faced by the Company in 2002 as a result of the decrease in IT spending and a commoditization of published research products in the IT industry. Additionally, the Company experienced a decrease in the number of personnel in the Company's inside sales channel that primarily sell the Company's published research products in 2002 when compared to 2001. These decreases were partially offset by $180,000 of incremental revenues from the acquisition of META Group Germany in December 2001. The Company currently expects decreases in IT spending and pricing pressure to continue to impact its Published Research Products revenue for the foreseeable future.

        Cost of Services and Fulfillment.    Cost of services and fulfillment, including reimbursable expenses, decreased 6% to $60.7 million in the year ended December 31, 2002 from $64.6 million in the year ended December 31, 2001 and decreased as a percentage of total revenues to 52% from 54%. The decrease was principally due to decreased payroll and payroll related costs (salaries, benefits and bonus expense) for analyst, consultant and fulfillment positions as a result of the reductions in headcount that occurred in February 2002, and reduced travel expenses attributable to both the decrease in headcount and other cost control measures. Such cost reductions were partially offset by $8.6 million of incremental expenses from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001.

        Selling and Marketing Expenses.    Selling and marketing expenses decreased 34.4% to $30.1 million in the year ended December 31, 2002 from $46.0 million in the year ended December 31, 2001 and decreased as a percentage of total revenues to 26% from 38%. The decrease in selling and marketing expenses was due principally to decreased commission expenses as a result of the Company's restructured sales commission plan for the plan year ended January 31, 2002, which resulted in a decrease in commissions paid to the Company's sales personnel during the twelve months ended January 31, 2002. As the Company amortizes commission payments over the subscription period in which the related Advisory Services revenues are amortized to income, the Company experienced a decrease in commission expense during the year ended December 31, 2002 versus the same period in 2001. Additionally, the Company experienced a decrease in bad debt expense during the year ended December 31, 2002 versus the year ended December 31, 2001. During the year ended December 31, 2001, the Company incurred $6.8 million in bad debt expense relating to the Company's accounts and notes receivable, compared to approximately $1 million in the current year. Additionally, domestic payroll and payroll related costs (salaries and benefits) and travel expenses decreased during the year ended December 31, 2002 versus the same period a year ago due principally to the reductions in headcount that occurred in February 2002 and other cost control measures. Such decreases were partially offset by $2.8 million of incremental selling and marketing expenses as a result of the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001.

        General and Administrative Expenses.    General and administrative expenses increased 30.1% to $19.1 million in year ended December 31, 2002 from $14.7 million in the year ended December 31, 2001 and increased as a percentage of total revenue to 16% from 12%. The increase in expenses was principally due to $4.4 million of incremental expenses from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001. The incremental expenses from the acquisitions were partially offset by a decrease in payroll and payroll related costs (salaries and benefits) due principally to the reductions in headcount that occurred in February 2002 and other cost control measures.

        Depreciation and Amortization.    Depreciation and amortization expense decreased 18.5% to $6.3 million in the year ended December 31, 2002 from $7.7 million in the year ended December 31, 2001. The decrease was principally due to lower amortization of intangible assets as a result of the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". Pursuant to SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives, which range from four to seven years.

        Restructuring Charges.    During the year ended December 31, 2002, the Company recorded $362,000 in restructuring charges associated with severance payments as a result of reductions in force. In February 2002, the Company announced a restructuring whereby it reduced its workforce by 43 persons (representing 7% of the workforce at the time). As a result of the restructuring, the Company incurred a $222,000 restructuring charge during the quarter ended March 31, 2002 for severance payments made during the quarter ended March 31, 2002. During the quarter ended September 30, 2002, META Group Germany reduced its workforce and recorded a $140,000 restructuring charge for severance payments that were made during the quarter ended December 31, 2002. In April 2001, the Company announced a restructuring whereby it reduced its workforce by 100 persons, or 15% of the workforce at that time. As a result of the restructuring, the Company incurred a $359,000 restructuring charge during the quarter ended June 30, 2001 for severance payments made during the quarter ended June 30, 2001.

        Loss on Facilities Leases.    During the year ended December 31, 2002, the Company recorded a $2.2 million loss on certain of its domestic and German facilities leases. The losses pertain to vacant space in these facilities for which rent expense will continue to be incurred under the respective contracts for the remaining terms without economic benefit to the Company. The fair value of the losses was computed based on the aggregate remaining lease obligations of the vacant space reduced by estimated sublease rentals that the Company reasonably expects to obtain for the space.

        Goodwill Impairment Loss.    As of September 30, 2002, the Company completed the second step of the impairment test prescribed by SFAS 142 and determined that the goodwill associated with the Strategic Consulting and Published Research Products segments was impaired. Accordingly, the Company recorded a goodwill charge of $22.2 million relating to the carrying value of the goodwill of these segments as of January 1, 2002. The impairment charge was recorded as the cumulative effect of a change in accounting principle and recorded retroactive to January 1, 2002. Additionally, during the nine months ended September 30, 2002, the Company recorded a $2.6 million goodwill impairment loss resulting from the Company's annual goodwill impairment test in accordance with the provisions of SFAS 142. The impaired goodwill related to the Strategic Consulting and Published Research Products segments and resulted from the acquisition of an additional interest in META Group Germany and contingent consideration earned by Rubin Systems, Inc. and the Verity Group in 2002.

        Impairment Loss on Investments and Advances.    During the year ended December 31, 2002, the Company determined that, based on estimates of future cash flows and other available market data, several of its investments in and advances to companies in parallel industries were impaired. Accordingly, the Company recorded an impairment loss of $1.1 million. The Company follows a practice to review its individual investments for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, the Company reviews the business climate of each company in which it has an investment, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. The Company will continue to evaluate its investments for impairment every quarter, and based on its review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment. As of December 31, 2002, the balance of the Company's Investments and Advances was $4 million. See "Risk Factors—Risks Associated with Strategic Investments."

        Other (Expense) Income, net.    During the year ended December 31, 2002, the Company recorded net interest and other expense of $144,000, consisting primarily of interest expense on its outstanding bank borrowings, net of interest income earned on its cash balances. This compares with net interest and other income of $2.1 million in the year ended December 31, 2001. During the year ended December 31, 2001, the Company recognized a $2.6 million gain on the sale of its investment in Intermedia Group. Proceeds from the sale were $2.9 million. The gain was partially offset by interest expense recorded on the Company's outstanding bank borrowings.

        Provision (Benefit) for Income Taxes.    During the year ended December 31, 2002, the Company recorded a provision for income taxes of $13.1 million, versus an income tax benefit of $2.9 million recorded during the year ended December 31, 2001. The Company established a $12.2 million valuation allowance against its deferred income tax assets, which consist of net operating loss carryforwards for income tax purposes and temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities. In view of the Company's losses over its recent history, a determination was made that a valuation allowance should be established for the full amount of recorded deferred tax assets.

Years Ended December 31, 2001 and December 31, 2000

        Total Revenues.    Total revenues decreased 1.7% to $120 million in the year ended December 31, 2001, from $122.1 million in the year ended December 31, 2000.

        Revenues from Advisory Services, which generally are derived from annually renewable contracts payable by clients in advance, increased 1% to $85.5 million in the year ended December 31, 2001, from $84.6 million in the year ended December 31, 2000, and increased as a percentage of total revenues to 71% from 69%. The increase in revenues from Advisory Services was principally due to incremental revenues from the acquisitions of the Company's independent sales representative organizations in Canada and Asia Pacific (the Company previously recognized Advisory Services revenues of 50% and 40% of amounts billed by the distributors in Canada and Asia Pacific, respectively). Advisory Services revenues attributable to international clients increased 14% to $15.1 million in the year ended December 31, 2001, from $13.2 million in the year ended December 31, 2000, and increased as a percentage of Advisory Services revenues to 18% from 16%. This increase was largely offset by a decrease in the Company's domestic subscription revenues due to the continued softening demand for the Company's Advisory Services and the continued decrease in domestic IT spending as a result of general economic conditions that began in the second half of the year ended December 31, 2000.

        Strategic Consulting revenues, which result from Strategic Consulting engagements addressing clients' business and technology issues, decreased 3% to $26.9 million in the year ended December 31, 2001, from $27.7 million in the year ended December 31, 2000, and decreased as a percentage of total revenues to 22% from 23%. The decrease was principally due to lower headcount in the Company's domestic consulting practice. In the second half of the year ended December 31, 2000, Strategic Consulting experienced an imbalance between the skill sets of available consulting staff and the then existing consulting projects that ultimately resulted in a reduction in staff within Strategic Consulting in early 2001. Also contributing to the decrease was a decrease in sales of the Company's security planning and operations services, as well as from market pricing pressures stemming from general economic conditions. The decreases were partially offset by incremental revenues from the Company's subsidiaries in Canada and Asia Pacific, from the acquisition of RSI, increased productivity of its existing staff and by growth in the Company's core consulting business due principally to the increased demand for the Company's consulting services that focus on cost reduction strategies.

        Published Research Products revenues decreased 23% to $5.4 million in the year ended December 31, 2001, from $7 million in the year ended December 31, 2000, and decreased as a percentage of total revenues to 5% from 6%. The decrease was principally due to the overall decrease in IT spending as a result of general economic conditions and a change in the mix of products sold by the Company's inside sales channel. Previously, these sales personnel sold only the Company's traditional publication products. Since the second half of the year ended December 31, 2000 such personnel have also been selling bundled packages that combine traditional publications with service analyst inquiry, as well as Web-based subscription products that consist primarily of content developed by the Company's Advisory Services personnel. Revenues from the sales of these bundled packages and Web-based subscription products are recognized as Advisory Services revenues. In addition, revenues from the Company's Published Research Products have decreased as a result of a decrease in sales of products distributed under agreements with third party content providers.

        Cost of Services and Fulfillment.    Cost of services and fulfillment, including reimbursable expenses, decreased 11% to $64.6 million in the year ended December 31, 2001, from $72.5 million in the year ended December 31, 2000, and decreased as a percentage of total revenues to 54% from 59%. The decrease was principally due to decreases in royalties paid to third parties that assist in the fulfillment of certain products and services sold by the Company due to a decrease in the sales of such products and services, a decrease in provisions for discretionary bonuses, a decrease in travel costs incurred by the Company's analysts, consultants and fulfillment personnel, and a decrease in costs of events due to an overall decrease in the number of events held during the year ended December 31, 2001. These decreases were partially offset by increased salaries for the Company's analysts, consultants and fulfillment personnel as a result of an increase in headcount in such positions that occurred during the first half of the year ended December 31, 2001, increased facility costs, incremental costs from the Company's subsidiaries in Canada and Asia Pacific, and costs associated with the establishment of a subsidiary in France.

        Selling and Marketing Expenses.    Selling and marketing expenses increased 13% to $46 million in the year ended December 31, 2001, from $40.8 million in the year ended December 31, 2000, and increased as a percentage of total revenues to 38% from 33%. The increase in selling and marketing expenses was principally due to $6.8 million in bad debt expense recorded in 2001 relating to the Company's accounts and notes receivable, compared to $4.7 million recorded in 2000. Included in bad debt expense was $2.4 million attributable to accounts and notes receivable owed from the Company's independent distributor in the France/Belgium territory. In the third quarter of the year ended December 31, 2001, the Company terminated the France/Belgium distribution agreement and in the fourth quarter of the year ended December 31, 2001, the distributor commenced bankruptcy proceedings. The Company created a subsidiary in France that assumed the territory rights for France, and assigned the territory rights for Belgium to one of its existing international distributors. The Company also recorded bad debt provisions on notes and accounts receivable from several of its other international distributors due to uncertainties surrounding the ultimate collectability of such accounts. In addition, the Company incurred greater marketing expenses in connection with its subsidiaries in Canada and Asia Pacific, the establishment of META Group France, and in connection with marketing support of its independent sales representative organizations. The Company also incurred greater commission expense in the year ended December 31, 2001. As the Company amortizes commission payments over the subscription period in which the related Advisory Services revenues are amortized to income, the Company experienced increased commission expense in the year ended December 31, 2001 in connection with increased commissions paid under the Company's sales commission plan for the plan year ended January 31, 2001, a one-time thirteen month period. The increased payments were principally due to financial incentives contained in the Company's sales commission plan when it reorganized the previously separate sales forces in 2000. The Company has restructured its sales commission plan for the plan year ending January 31, 2002 in an attempt to reduce overall commissions paid. The increases were partially offset by decreases in travel and salary expenses of the Company's selling and marketing personnel principally due to the reduction in force that occurred in April 2001.

        General and Administrative Expenses.    General and administrative expenses increased 6% to $14.7 million in the year ended December 31, 2001, from $13.9 million in the year ended December 31, 2000, and increased as a percentage of total revenues to 12% from 11%. The increase was principally due to incremental costs from the Company's subsidiaries in Canada and Asia Pacific and the establishment of META Group France, and increased salary and benefit expenses that occurred during the first half of the year ended December 31, 2001. Such increases were partially offset by a decrease in bonus expense as a result of lower provisions for discretionary bonuses accrued during the year ended December 31, 2001.

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

        Impairment Loss on Investments and Advances.    During the years ended December 31, 2001 and 2000, the Company determined that, based on estimates of future cash flows and other available market data, several of its investments in and advances to companies in parallel industries were impaired. Accordingly, the Company recorded impairment losses of $9.2 million and $2.6 million, respectively. The Company follows a practice to review its individual investments for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, the Company reviews the business climate of each company in which it has an investment, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. The Company will continue to evaluate its investments for impairment every quarter, and based on its review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment. As of December 31, 2001, the balance of the Company's Investments and Advances was $8.2 million. See "Risk Factors—Risks Associated with Strategic Investments."

        Other (Expense) Income, net.    Other income increased to $2.1 million in the year ended December 31, 2001, from $361,000 in the year ended December 31, 2000. The increase was principally due to a $2.6 million gain recognized on the sale of its investment in Intermedia Group. Proceeds from the sale were $2.9 million. The gain was partially offset by increased interest expense recorded on the Company's outstanding borrowings under its line of credit. See "Liquidity and Capital Resources" and Note 10 to the consolidated financial statements.

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

Liquidity and Capital Resources

        The Company funds its operations primarily through cash generated from operations, and, to a lesser extent, from borrowings under its credit facility and from the sale of its common stock. The Company generated $3.6 million in cash from operations during the year ended December 31, 2002, generated $18.2 million in cash from operations during the year ended December 31, 2001, and used $10.6 million in cash in operations during the year ended December 31, 2000. The significant decrease in operating cash flow in 2002 versus 2001 was principally due to the significant increase in collections of the Company's accounts receivable that occurred in 2001 as a result of enhanced collection efforts, and, to a lesser extent, as a result of the cash received in 2001 from the Company's sale of its limited partnership interest in the JMI Equity Side Fund, L.P. associated with the termination of the Company's META Group/JMI Long-Term Incentive Plan for certain of the Company's key employees, and as a result of decreases in the levels of accrued expenses and other current liabilities.

        The Company used $1.1 million, $1.9 million and $11.7 million of cash in the years ended December 31, 2002, 2001 and 2000, respectively, for the purchase of furniture, equipment, computers and related software and Web site infrastructure. The purchases that occurred during the year ended December 31, 2000 were made principally to support the Company's growth in business and number of employees that occurred during 1999 and 2000. The purchases that occurred during the years ended December 31, 2001 and 2002 were made principally to support the Company's Web site and network infrastructure. The Company currently expects that additional purchases of equipment will be made during the year ending December 31, 2003 and currently expects that such expenditures will remain approximately the same when compared to 2002 levels. As of December 31, 2002, the Company had no material commitments for capital expenditures; however, the Company anticipates that it will continue to upgrade its internal systems to support its business, including in particular its international subsidiaries.

        During the year ended December 31, 2002, the Company expended $1.5 million of cash to fund acquisitions and settle contingent payouts. The specifics of the acquisitions and payouts are as follows:

META Group, Inc. Acquisition of Assets of Rubin Systems, Inc. ("RSI")

        In October 2000, the Company completed the acquisition of substantially all the assets of RSI, a provider of IT trend-tracking, finance analysis and software engineering measurement consulting, for an initial payment of $750,000 in cash, $375,000 in common stock (36,874 shares) and the assumption of certain liabilities. During the year ended December 31, 2001, the Company paid $1 million in cash and issued $250,000 in common stock (57,084 shares) as contingent consideration to RSI as a result of the achievement of certain financial targets. During the year ended December 31, 2002, the Company paid $569,000 in cash and $369,000 in the form of 202,499 shares of the Company's common stock as additional contingent consideration in connection with the achievement of certain financial targets by RSI and $0.5 million in additional consideration in connection with the fair value of options to purchase the Company's common stock granted to Dr. Howard Rubin. As of December 31, 2002 the Company had recorded an aggregate of $3.9 million in consideration for the purchase of RSI. In the event certain financial targets are met, additional contingent consideration of $2.7 million payable in cash and $1.4 million payable in the Company's common stock may be paid through March 2007. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 147,027, the remaining consideration will be payable in cash. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company. The Company has filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the shares issued to RSI, although such registration statement is not yet effective.

META Group Germany Acquisition of Stratis Kft.

        Effective January 1, 2002, META Group Germany acquired a majority interest in the Company's distributor in Hungary, Stratis Kft., for approximately $327,000 paid in META Group Germany's stock.

META Group, Inc. Acquisition of META Group Germany

        On December 31, 2001, the Company acquired an additional 44% ownership interest in META Group Germany. The Company had previously acquired a 9% interest in META Group Germany in 1999 in exchange for the forgiveness of accounts receivable owed to the Company in the amount of $1 million. With the acquisition, META Group Germany became a majority-owned subsidiary of the Company. The consideration for the acquisition was the agreement of the Company to subordinate approximately $4.0 million of accounts receivable owed to it by META Group Germany to all other debts of META Group Germany. During 2002, the Company acquired the remaining 47% of META Group Germany (including the shares held by the stockholders of Stratis Kft.) in exchange for $590,000 in cash, $412,000 in the form of 267,285 options to purchase the Company's common stock, and approximately $924,000 in notes payable to certain of the former META Group Germany shareholders, payable from January 2003 through January 2006.

META Group, Inc. Acquisition of Assets of The Verity Group

        In March 2002, the Company paid $0.4 million of contingent consideration to The Verity Group ("Verity"), an IT consulting company, as additional contingent consideration earned during the year ended December 31, 2001. The Company acquired certain assets of Verity in 1997 for an initial payment of $1,000 in cash and contingent consideration of up to $1.1 million in the event certain financial targets were met in each of the four years ended December 31, 2001. The aggregate consideration paid by the Company amounted to approximately $1 million. There are no future payments remaining under the earnout.

        Exclusive of its acquisitions, the Company has historically made investments in and advances to several companies in parallel or synergistic industries. The Company did not make any such investments or advances during the years ended December 31, 2002 and 2001. During the year ended December 31, 2000, the Company made investments and advances totaling $1.4 million. In March 2001, the Company closed on the sale of one of its investments and received cash proceeds of $2.9 million and recognized a gain on the sale of $2.6 million. In May 2001, the Company received approximately $440,000 in cash representing a repayment of a portion of the Company's investment in a convertible promissory note (plus accrued interest thereon) of another of the companies in which the Company has an investment. During 2002, the Company received proceeds in the amount of $1.7 million from its investment in Spikes Cavell & Co. ("Spikes Cavell"), a UK based business that went into receivership in September 1999. In March 2003, $0.6 million in proceeds from the dissolution of Spikes Cavell were received. Additionally, in 2002 the Company received $0.6 million in proceeds from the dissolution of another company in which the Company had an equity interest. The cash proceeds received during 2002 were recorded as reductions to the carrying values of the respective investments. The balance of the Company's investments and advances was $4.0 million, $8.2 million and $18.8 million at December 31, 2002, 2001 and 2000, respectively. Each investment is accounted for under the cost method.

        The Company follows a practice to review its individual investments and advances for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, the Company reviews the business climate of each company in which it has an investment, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. The Company recorded impairment losses of $1.1 million, $9.2 million and $2.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The losses taken were determined on a specific identification method considering each company's particular facts and circumstances in existence at that time. The Company will continue to evaluate its investments for impairment every quarter, and based on its review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment. See "Risk Factors—Risk Associated With Strategic Investments."

        At December 31, 2000, the Company had marketable securities with a cost basis of $7 million. During the year ended December 31, 2001, $3 million of the marketable securities were called by the issuer thereto and the remaining $4 million were sold by the Company. The Company recognized a gain of $0.04 million on the sale of the marketable securities which is included in Other income (expense) in the Company's statement of operations for the year ended December 31, 2001. All proceeds were used to pay down outstanding borrowings under the Company's credit facility.

        During the year ended December 31, 2002, the Company used $4.2 million in cash in financing activities primarily as a result of repayments of borrowings outstanding under the Company's credit facilities. The repayments were partially offset by $0.2 million in proceeds from the Company's stock option and stock purchase plans. During the year ended December 31, 2001, $6.1 million was used in financing activities primarily as a result of the repayment of $12 million in outstanding borrowings under the Company's credit facility. The repayments were partially offset by proceeds from the Company's private placement of its common stock discussed below, borrowings of $1 million from its credit facility, and $0.3 million in proceeds from the exercise of stock options and proceeds received under its employee stock purchase plan. During the year ended December 31, 2000, the Company received $26.1 million in cash from financing activities primarily as a result of borrowings totaling $20.9 million from its credit facility and $5.2 million in proceeds from the exercise of stock options and proceeds received under its employee stock purchase plan. Such proceeds were partially offset by repurchases of the Company's common stock from a former stockholder.

        In September 2002 five trusts affiliated with the Company's President and Chief Executive Officer, Alfred J. Amoroso, purchased 125,000 shares of the Company's common stock. Additionally, two members of the Company's Board of Directors, Michael Simmons and Gayl W. Doster, purchased 20,000 and 10,000 shares of the Company's common stock, respectively. All of the shares were purchased from META Group Germany at a price of $2.74. Total proceeds to META Group Germany were approximately $425,000.

        In June 2001 the Company completed a private placement of its common stock whereby the Company issued 1,726,617 shares of its common stock for $2.78 per share to Dale Kutnick, the Company's Chairman of the Board of Directors, former Chief Executive Officer and former Co-Research Director, and additional purchasers affiliated with Francis J. Saldutti, Harry Gruner and George McNamee, each of whom is a member of the Board of Directors. The Board of Directors approved the transaction after receiving the favorable recommendation of a Special Committee of the Board of Directors consisting of three disinterested members of the Board of Directors. The Special Committee retained BNY Capital Markets, Inc. as its financial advisor to render a fairness opinion on the transaction. Total proceeds to the Company were $4.57 million, net of offering costs of approximately $0.2 million. The common stock offered in the private placement has not been registered with the Securities and Exchange Commission and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has, however, filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the shares issued (other than those issued to Mr. Kutnick). Such registration statement is not yet effective. The Company currently plans to file an amendment thereto in April 2003, removing from the registration statement the shares owned by the purchaser affiliated with George McNamee.

        In June 2001, the Company sold its limited partnership interest in the JMI Equity Side Fund, L.P. (the "JMI Fund") to affiliates of the JMI Fund and an unrelated third party for total proceeds of $3.2 million. The Company recorded a loss on the sale of $0.03 million which is included in Other income (expense) in the Company's statement of operations for the year ended December 31, 2001. The Company had subscribed for up to $4.0 million in limited partnership interests in the JMI Fund. Distributions from the JMI Fund in excess of a return of capital and the Company's cost of capital were intended to fund payouts under the META Group, Inc./JMI Long Term Incentive Compensation Plan (the "Long Term Incentive Plan"). Prior to the Company's sale of its limited partnership interest in the JMI Fund, each participant in the Long Term Incentive Plan waived his or her rights to receive such payouts in consideration for stock options granted by the Company. A total of 502,000 stock options were granted to such participants in the year ended December 31, 2001. Mr. Harry Gruner, a director of the Company, is a managing member of JMI Side Associates, L.L.C (the general partner of the JMI Fund), is affiliated with certain of the purchasers, and purchased approximately three percent of the limited partnership interests sold by the Company.

        In September 2000, the Company entered into a $25 million one-year senior revolving credit facility (the "Old Facility") with its bank which in September 2001 converted into a five year term loan. In October 2001, the Company made a principal payment of $0.4 million in accordance with the terms of the Old Facility. Additionally in October 2001, $2 million of the Company's marketable securities were called by the issuer thereof and the proceeds were used to pay down the Old Facility.

        On November 5, 2001 the Company restructured the Old Facility by entering into a $20 million amended and restated credit agreement (the "New Facility"). The New Facility replaced the Old Facility and consisted of an $8 million three year term loan (the "Term Loan") that commenced in December 2001, and a $12 million revolving credit facility (the "Revolving Facility"). Both were scheduled to mature in November 2004. In November and December 2001, an additional $1 million of the Company's marketable securities were called by the issuer thereof, and the Company sold the remaining $4 million of its marketable securities. All proceeds were used to pay down the Revolving Facility. Additionally, during 2001 the Company paid down the Revolving Facility and Term Loan an additional $4.6 million from its cash on hand. During 2002, the Company paid down $1 million against the Revolving Facility and paid $2.7 million against the Term Loan in accordance with its terms. As of December 31, 2002 the total amount used under the New Facility was $7 million, consisting of $6.2 million in outstanding borrowings ($5.2 million outstanding under the Term Loan and $1 million outstanding under the Revolving Facility) and $0.8 million in letters of credit issued on behalf of one of the Company's independent sales representative organizations and as security for a portion of the Company's Stamford, CT premises lease. During the year ended December 31, 2002, the Company paid $0.4 million in interest expense.

        The New Facility had a borrowing base equal to 80% of the Company's eligible accounts receivable. Interest was payable at the rate of LIBOR plus 2.5% or the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%. The New Facility was collateralized by the Company's accounts receivable and required payment of a commitment fee payable quarterly, in arrears, of 0.25% based on the average, daily, unused portion of the Revolving Facility. The New Facility contained a number of covenants that, among other things, restricted the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities. In addition, the Company was required to maintain certain financial covenants, including a leverage ratio covenant, a fixed charge ratio covenant, a consolidated net income covenant and a minimum EBITDA covenant. The Company was not in compliance with these covenants as of December 31, 2002. Under the terms of the New Facility, each such covenant breach constituted an event of default pursuant to which the Company's bank may, by notice to the Company, terminate the bank's lending commitments to the Company and declare all obligations of the Company under the facility due and payable immediately. As the Company was in default under the New Facility as of December 31, 2002, all outstanding borrowings have been classified as a current liability on the consolidated balance sheet as of December 31, 2002. In January 2003, the Company repaid all amounts outstanding under the New Facility from its cash on hand.

        On March 12, 2003, the Company received a waiver of all prior covenant defaults. Additionally on March 12, 2003, the Company executed a new $6 million amended and restated credit agreement with its bank (the "Amended Facility"). The Amended Facility replaces the New Facility and consists of a $6 million revolving credit facility. Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR plus 1.5% or the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%. The Amended Facility is fully collateralized by a cash deposit with its bank. The Amended Facility contains a number of covenants that, among other things, restrict the ability of the Company to create liens, dispose of assets, and that otherwise restrict corporate activities. The Amended Facility matures in November 2004.

        At December 31, 2001, META Group Germany had two lines of credit with its local bank totaling €1.4 million (approximately $1.2 million). Interest was payable at a rate of 8.5%. The lines were secured by a personal guarantee of META Group Germany's managing director and were collateralized by certain of META Group Germany's accounts receivable as well as shares of the Company held by META Group Germany. At December 31, 2001, META Group Germany had outstanding borrowings totaling approximately $1 million and was in default of certain financial covenants. During 2002, META Group Germany repaid all amounts outstanding under its line of credit.

        The Company had provided a corporate guarantee in the amount of 12 million Belgian Francs (approximately $293,000) guaranteeing the local bank borrowings of one of its former independent sales representative organizations. The guarantee was paid in August 2002 in an amount equal to $293,000.

        As of December 31, 2002, the Company has the following guarantees in place:

  •
  In 1998, the Company provided a corporate guarantee to the landlord of one of its current sales representative organizations guaranteeing lease payments to the landlord in an annual amount of 120,000 BPS (approximately $192,000). Any future default on the lease by the sales representative organization may trigger the guarantee being called. The guarantee expires in January 2013. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantee are approximately $1.9 million.

  •
  In September 2000 the Company provided a corporate guarantee in the amount of €62,000 (approximately $61,000) guaranteeing lease payments to the landlord of one of the Company's former independent sales representative organizations. In January 2002, the landlord called the guarantee. The claim is currently being negotiated with the landlord. The Company is currently uncertain as to when this issue will be resolved.

        As of December 31, 2002, the Company has a liability for severance payments owed to Dale Kutnick and another former officer. The total liability is approximately $0.7 million and will be paid throughout 2003.

        In 2001 META Group Germany acquired a minority equity interest in META Group Northern Europe in the form of an equity investment and a five-year promissory note. In 2001, META Group Northern Europe entered into an agreement with one of the Company's independent sales representative organizations, META Group Norway, to purchase a majority interest in META Group Norway for total consideration of $1.4 million.

        As of December 31, 2002, approximately $780,000 in consideration remains payable for the purchase of a majority interest in META Group Norway. The Company currently anticipates that it will fund the remaining consideration in the first half of 2003.

        In September 2001, the Company initiated a voluntary stock option exchange offer for stock options with an exercise price greater than $12 per share to certain eligible employee option holders. The Company's senior executives and members of the Board of Directors were not eligible to participate in the offer. In October 2001, the offer period expired and 752,469 stock options were accepted for exchange and cancelled. The Company issued 697,770 options in April 2002 at the fair market value on the date of issuance to those eligible employees still employed at the date of issuance.

        The Company experienced a loss before the cumulative effect of a change in accounting principle of $19.3 million for the year ended December 31, 2002, and a loss of $17.6 million for the year ended December 31, 2001. To return to profitability, the Company will need to, among other things, achieve revenue growth and/or maintain expenses below revenue levels. The Company cannot be certain whether, or when, any of these will occur. If the Company fails to either achieve sufficient revenue growth or maintain expenses below revenue levels, any such failure will likely result in continued losses that would have a material adverse effect on the Company's financial results and condition. See "Risk Factors—Net Losses Experienced by the Company."

        As of December 31, 2002, the Company had cash of $21.4 million and negative working capital of $6.9 million. The Company currently believes existing cash balances and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for the next 12 months. The Company intends to continue its efforts to monitor its accounts receivable collections and manage expenses. The Company also currently believes that decreases in and delays of IT spending as a result of general economic conditions and resulting pricing pressures on the Company's products and services are likely to continue to negatively impact its business for the foreseeable future. See "Risk Factors—Potential Harm to the Company Caused by Continued Decreases in and Delays of IT Spending."

        The following summarizes the Company's contractual obligations and other commitments as of December 31, 2002 and the effect such obligations are currently expected to have on its liquidity and cash flow in future periods (in thousands):

		Twelve Months Ending December 31,
	2003	2004	2005	2006	2007	Thereafter
Operating leases	$5,975	$5,596	$4,448	$3,920	$4,055	$1,516
Payments due under employment/severance agreements	1,025	233	—	—	—	—
Notes Payable	335	329	229	30	—	—
Term Loan (1)	5,111	—	—	—	—	—
Borrowings under revolving credit agreements (1)	1,049	—	—	—	—	—

	$13,495	$6,158	$4,677	$3,950	$4,055	$1,516

(1)
The Company paid all amounts outstanding as of December 31, 2002 under its revolving credit agreement and term loan in January 2003.

Critical Accounting Policies

        Our significant accounting policies are described in Note 4 to our consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

  •
  Revenue Recognition—Revenues from our Advisory Services are recognized on a straight-line basis over the subscription contract period, generally one year. All subscription contracts are billable at signing, absent special terms granted on a limited basis from time to time. As such, our policy is to record at the time of signing of an Advisory Services subscription contract the fees receivable and related deferred revenues for the full amount of the subscription contract. Accounts receivable and deferred revenues that extend beyond a 12-month period have been classified on the consolidated balance sheets as non-current. We also record the related sales commission obligation upon the signing of the subscription contract and amortize the corresponding deferred commission expense over the subscription period in which the related Advisory Services revenues are earned and amortized to income. The Company recognizes revenue on Strategic Consulting engagements as the work is performed and the services are rendered utilizing the percentage of completion method or based on time and materials on a contract by contract basis. Revenues from Published Research Products are recognized at the time the applicable product is delivered. Additionally, we record reductions to revenue for estimated customer cancellations.
  •
  Accounts Receivable Allowance—During the years ended December 31, 2002, 2001 and 2000, we recorded total provisions for uncollectable accounts receivable of $0.9 million, $6.4 million and $4.7 million, respectively, based upon management's estimates as to the collectability of its accounts receivable. We generally evaluate our accounts receivable on a monthly basis. As part of our analysis, we examine our collections history, the age of the receivables in question, any specific customer collection issues that we have identified, and general market conditions. At December 31, 2002 and 2001, our total accounts receivable balances were $38.3 million and

    $43.1 million, respectively. We may need to record additional expenses in the future if our collections or the financial condition of our customers were to deteriorate.

  •
  Investment Recoverability—During the years ended December 31, 2002, 2001 and 2000, we recorded impairment charges of $1.1 million, $9.2 million and $2.6 million, respectively, relating to our investments in and advances to companies in parallel or synergistic industries. We follow a practice to review our individual investments for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, we review the business climate of each investee, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. We will continue to evaluate our investments for impairment every quarter, and based on our review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment.
  •
  Deferred Tax Asset Recoverability—During the year ended December 31, 2002, we recorded a full valuation allowance against our deferred tax assets as a result of our losses over the recent history. We considered future taxable income versus the cumulative losses incurred during the previous three years and determined that, in light of the cumulative losses over our recent history, we could not support a conclusion that realization of the existing deferred tax assets was more likely than not. Likewise, should we determine that we would be able to realize our deferred tax assets in the future, an adjustment will be made to the balance of the valuation allowance.
  •
  Goodwill Impairment—Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and indefinite lived intangible assets will no longer be amortized. Intangible assets with finite lives will continue to be amortized over their useful lives. SFAS 142 also requires that goodwill and indefinite lived intangible assets be tested for impairment at least annually.

    With respect to our intangible assets with finite lives, during the quarter ended March 31, 2002, we assessed the remaining useful lives of such assets and deemed them to be appropriate.

    With respect to our goodwill recorded as of January 1, 2002, we completed the implementation of FAS 142 as of September 30, 2002. Based on the completion of the test, it was determined that the goodwill associated with our Strategic Consulting and Published Research Products segments was impaired as of January 1, 2002. Accordingly, we recorded a goodwill charge of $22.2 million relating to the carrying value of the goodwill of these segments as of January 1, 2002. The impairment charge was recorded as the cumulative effect of a change in accounting principle and recorded retroactive to January 1, 2002.

    Additionally, as of September 30, 2002 we completed the annual impairment test for 2002 in accordance with the provisions with SFAS 142. As a result of this test, it was determined that the goodwill associated with the Strategic Consulting and Published Research Products segments was impaired. Accordingly, current year additions of $2.6 million to these segments resulting from the acquisition of an additional interest in META Group Germany, and contingent consideration earned by Rubin Systems, Inc. and the Verity Group were recorded as an impairment loss.

    As of December 31, 2002, we have on our consolidated balance sheet goodwill of $7.5 million associated with the Advisory Services segment. We will test this goodwill annually, or more frequently if certain indicators arise.

Impact of Recently Issued Accounting Pronouncements

        In August 2001, Statement of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations" was released. This statement, effective January 1, 2003, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position or results of operations.

        In October 2001, Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" was released. SFAS 144 established a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. This statement also supercedes the accounting reporting provisions of Accounting Principles Board Opinion No. 30 ("APB No. 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of SFAS 144 were effective January 1, 2002 and did not have a material impact on the Company's results of operations or financial position.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under Emerging Issues Task Force No. 94-3 ("EITF No. 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)," required an exit cost liability be recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. The Company currently does not expect the adoption of SFAS 146 to have a material impact on its financial position or results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to SFAS 123". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company currently does not intend to change its current method of accounting for stock-based employee compensation unless required by the issuance of a new pronouncement. The Company has adopted the disclosure requirements of SFAS 148 as of December 31, 2002.

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables," (EITF 00-21). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in the fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact EITF No. 00-21 will have on its financial position and results of operations.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN 45 requires the disclosure of certain guarantees existing at December 31, 2002 and requires the recognition of a liability for the fair value of the obligation for qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, the Company will apply the recognition provisions of FIN 45 prospectively to guarantee activities initiated after December 31, 2002. See Note 11 to the consolidated financial statements for a further discussion of guarantees.

Risk Factors

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

Net Losses Experienced by the Company

        The Company experienced a net loss before the cumulative effect of a change in accounting of $19.3 million for the year ended December 31, 2002 and $17.6 million for the year ended December 31, 2001. To return to profitability, the Company will need to, among other things, achieve revenue growth and/or maintain operating expenses below revenue levels. The Company cannot be certain whether, or when, either will occur. If the Company fails to either achieve sufficient revenue growth or maintain operating expenses below revenue levels, such failure will result in continued operating losses that would have a material adverse effect on the Company's results of operations and financial condition.

Potential Harm to the Company Caused by Continued Decreases in and Delays of IT Spending

        The Company's business depends on continued spending on IT by substantial commercial and governmental users of IT. If, as a result of general economic uncertainty or other factors, IT users continue to decrease IT spending levels or delay their purchases of IT products and services (as was experienced by the Company starting in the latter half of the year ended December 31, 2000 and continuing through the year ended December 31, 2002), then such decreases or delays could continue to reduce demand for the Company's products and services, substantially harm the Company's business and have a material adverse effect on the Company's business, results of operations and financial condition.

Risk of Product Pricing Limiting Potential Market

        The Company's pricing strategy may limit the potential market for the Company's Advisory Services, Strategic Consulting services and Published Research products to substantial commercial and governmental users and vendors of IT. As a result, the Company may be required to reduce prices for its Advisory Services, Strategic Consulting services and Published Research products or to introduce new products and services with lower prices to expand or maintain its market share. These actions could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's Dependence on Renewals of Subscription-Based Services

        The Company derived approximately 66% and 71% of its total revenues during the years ended December 31, 2002 and 2001, respectively, from subscriptions to its Advisory Services. Advisory Service subscriptions typically have a one-year term, and the Company may not be successful in maintaining its subscription renewal rates. The Company's ability to renew subscriptions is subject to a number of risks, including the following:

  •
  The Company may be unsuccessful in delivering consistent, high-quality, and timely analysis and advice to its clients
  •
  The Company may not be able to hire and retain highly talented professionals in a very competitive job market
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

The Company's Dependence on Non-Recurring Strategic Consulting Engagements

        The Company derived approximately 27% and 22% of its total revenues during the years ended December 31, 2002 and 2001 from Strategic Consulting engagements. Strategic Consulting engagements vary in number, size, and scope, and typically are project-based and non-recurring. The Company's ability to replace completed Strategic Consulting engagements with new engagements is subject to a number of risks, including the following:

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
  •
  The Company's ability to collect its accounts and notes receivable
  •
  Changes in market demand for IT research and analysis
  •
  The Company's ability to increase its sales to its existing customers and find new customers
  •
  Decreases in spending on IT by substantial commercial and governmental users of IT
  •
  General economic uncertainty and economic slowdown in the U.S. and abroad
  •
  Competitive conditions in the industry, including pricing pressure

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

Risks Associated With International Operations

        Net revenues attributable to international clients represented approximately 18% of the Company's total Advisory Services revenues for the years ended December 31, 2002 and 2001. The Company sells its products internationally through a network of foreign subsidiaries and independent sales representative organizations. The Company assumes significantly greater risk by selling through independent sales representative organizations than through a direct employee sales force or through its foreign subsidiaries. Risks associated with the Company's international operations include:

  •
  Failure by the Company to find distributors for its products and services

  •
  The financial health of each foreign subsidiary and independent sales representative organization
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
  •
  Tariffs and other trade barriers
  •
  Potentially adverse tax consequences

        The Company expects that international operations will continue to account for a significant portion of its revenues and intends to continue to expand its international operations. Expansion into new geographic territories may require considerable management and financial resources, as was the case during the three years ended December 31, 2002, and may negatively impact the Company's results of operations. If the Company is unable to successfully manage the risks associated with international operations, such an inability could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

The Company's Dependence on Its Ability to Attract and Retain Qualified Personnel

        The Company needs to hire, train, and retain qualified employees to execute its strategy and support growth. In particular, the Company needs trained research analysts, consultants, sales representatives, product development staff, operations staff and management. The Company continues to experience intense competition in recruiting and retaining qualified employees. The pool of experienced candidates is small, and the Company competes for qualified employees against many companies, including Gartner, Inc. that have substantially greater financial resources than the Company. If the Company is unable to successfully hire, retain, and motivate a sufficient number of qualified employees, such an inability will have a material adverse effect on the Company's business, results of operations and financial condition.

Competition

        The IT research, analysis, and consulting industry is extremely competitive. The Company competes directly with other independent providers of similar services and indirectly with the internal staffs of current and prospective client organizations. The Company's principal direct competitor, Gartner, Inc., has a substantially longer operating history and has considerably greater financial resources and market share than the Company. The Company also competes indirectly with larger electronic and print media companies and consulting firms. These indirect competitors, many of which have substantially greater financial, information gathering, and marketing resources than the Company, could choose to compete directly against the Company in the future.

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

Risks Associated With Strategic Investments

        In an effort to develop new products and services, from April 1996 to December 2000, the Company made investments in and advances to companies in parallel or synergistic industries totaling approximately $21.5 million. Such strategic investments and advances are highly risky and illiquid. During the years ended December 31, 2002, 2001 and 2000, the Company made the determination that based on reviews of the business climate of each company in which it has an investment, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans and other available market data, several of its investments in affiliate companies were impaired. Accordingly, the Company recorded a $1.1 million, $9.2 million and $2.6 million impairment loss, respectively, on the carrying value of these investments. There can be no assurance that such strategic investments will result in new product or service offerings for the Company or otherwise be successful. Many factors outside the control of the Company, including general economic conditions, could impair the value of the Company's strategic investments requiring the Company to record further, substantial losses related to such investments. Moreover, these strategic investments may disrupt the ongoing business of the Company and distract management. Furthermore, there can be no assurances that the Company will be able to liquidate its strategic investments when needed or desirable. If the Company is unable to manage its remaining strategic investments, such inabilities could have a material adverse effect on the Company's results of operations and financial condition.

Risk of Failure to Integrate Recent Acquisitions and Risks Associated With Potential Acquisitions

        As part of its business strategy, the Company buys, or makes investments in, complementary businesses, products, and services. If the Company finds a business it wishes to acquire, the Company could have difficulty negotiating the terms of the purchase, financing the purchase, and assimilating the employees, products, and operations of the acquired business. The acquisitions may disrupt the ongoing business of the Company and distract management. Furthermore, acquisitions of new businesses may not lead to the successful development of new products or services, or if developed, such products may not achieve market acceptance or prove to be profitable. The Company may therefore pay more than the value the Company derives from the acquisition. A given acquisition may also have a material adverse effect on the Company's financial condition or results of operations. In addition, the Company may be required to incur debt or issue equity to pay for any future acquisitions or contingent payments in connection with previously consummated acquisitions, which may be dilutive to the Company's current stockholders and/or decrease its working capital.

The Volatility and Unpredictability of the Company's Stock Price

        The market price of the Company's common stock has been volatile. During 2000, as reported on the Nasdaq National Market, the Company's common stock quotations ranged from a high of $35.63 to a low of $4.50. In 2001, the market price of the Company's common stock reached a low of $0.77 and a high of $7.00. In 2002, the market price of the Company's common stock reached a low of $1.20 and a high of $3.41. The market price of the Company's common stock could be subject to wide fluctuations in response to:

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
  •
  Market reaction to any acquisitions, joint ventures or strategic investments announced by the Company or its competitors
  •
  General economic or stock market conditions unrelated to the Company's operating performance

        In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If the Company were sued in a securities class action, it would result in substantial costs, as well as a diversion of management's attention and resources, and it would likely cause the market price of the Company's common stock to fall.

Risks Associated With Political and Social Turmoil

        Increasing political and social turmoil, such as military actions and terrorist activities, can be expected to put further pressure on economic conditions in the United States and foreign jurisdictions and are placing pressure on the Company's business operations. For example, certain Company events in various geographies, such as the Middle East, have been postponed in light of potential ongoing military action in the region. Additionally, as a result of military action and terrorist activities, the Company has issued to its employees cautionary advice with respect to employee travel. These conditions make it difficult for the Company and its customers to accurately forecast and plan future business activities and could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In 2002, the Company's exposure to market risk for changes in interest rates related primarily to borrowings under its prior $20 million credit facility, which consisted of a $12 million revolving credit line and an $8 million term loan. At December 31, 2002, there was $6.2 million in borrowings outstanding under this facility. Under the facility, interest was computed on outstanding borrowings at the rate of LIBOR plus 2.5% or the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%. In January 2003, the Company repaid all amounts outstanding under its credit facility. In March 2003, the Company executed a new $6 million amended and restated credit agreement with its bank (the "Amended Facility"). The Amended Facility replaces the existing facility and consists of a $6 million revolving credit facility. Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR plus 1.5% or the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%. The Company believes that an increase or a decrease of ten percent in the effective interest rate on available borrowings on its facility, if fully utilized, would not have a material effect on future results of operations.

        The Company is exposed to market risk as it relates to changes in the market value of its strategic investments. The Company made investments in and advances to companies in parallel or synergistic industries to that of the Company's. During the years ended December 31, 2002, 2001 and 2000, the Company recorded $1.1 million, $9.2 million and $2.6 million, respectively, in impairment losses on its investments and advances. As of December 31, 2002, the Company had investments and advances totaling $4.0 million. These investments and advances are inherently risky because the companies we invested in are private companies that are typically in the early development stages. Adverse changes in market conditions, like those experienced during the latter half of the year ended December 31, 2000 through December 31, 2002, and poor operating results of the underlying investments may result in the Company incurring additional losses or an inability to recover the remaining value of its investments and advances.

        The Company is exposed to market risk as it relates to foreign currency exchange rates. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against foreign currencies. Changes in foreign currency exchange rates may therefore negatively affect the Company's consolidated revenues and expenses. Currency transaction gains or losses arising from transactions in currencies other than the functional currency of the Company's foreign subsidiaries are included in the results of operations. Such gains and losses were not material to the Company's consolidated results of operations during the years ended December 31, 2001 and 2002. The Company believes that an increase or a decrease of ten percent in foreign currency exchange rates would not have a material effect on future results of operations. The Company has not entered into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and financial statement schedule listed under Item 15—Exhibits, Financial Statement Schedules, and Reports on Form 8-K are filed as a part of this Item 8. Supplementary financial information may be found in Note 17 to the consolidated financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item may be found under the sections captioned "Election of Directors," "Occupations of Directors and Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 19, 2003 (the "2003 Proxy Statement"), which is incorporated herein by reference. The 2003 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 2002.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item may be found under the section captioned "Compensation and Other Information Concerning Directors and Officers" in the 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item may be found under the section captioned "Management and Principal Holders of Voting Securities" in the 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" in the 2003 Proxy Statement, which is incorporated herein by reference, and in Note 15 to the consolidated financial statements.

ITEM 14.    CONTROLS AND PROCEDURES

        In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company's President and Chief Executive Officer along with the Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the SEC rules thereunder.

Changes in Internal Controls

        There have been no significant changes in the Company's internal controls or other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  (1)    Financial Statements.

        The following consolidated financial statements are included in Item 8 of this report:

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

  (a)
  (3) List of Exhibits.

        The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit Number	Description
2.1(1)(2)	Agreement and Plan of Merger by and among META Group, Inc., MG Acquisition Corporation, and The Sentry Group, Inc. dated as of September 23, 1998 ("Agreement and Plan of Merger")
2.2(1)	Amendment No. 1 to Agreement and Plan of Merger dated as of October 20, 1998
2.3(8)	Amendment No. 2 to Agreement and Plan of Merger dated as of May 12, 2000
2.4(11)	Agreement of Purchase and Sale by and among META Group, Inc., JMI Equity Side Fund, L.P., JMI Side Associates, L.L.C. and the purchasers listed on the signature pages thereto dated as of June 15, 2001
3.1(3)	Amended and Restated Certificate of Incorporation of the Company
3.2(3)	Amended and Restated Bylaws of the Company
4.1(3)	Specimen Certificate Representing the Common Stock
4.2(6)	Form of Common Stock Purchase Warrant (Immediate Vesting) issued to stockholders of The Sentry Group, Inc. on October 20, 1998
4.3(6)	Form of Common Stock Purchase Warrant (Contingent Vesting) issued to stockholders of The Sentry Group, Inc. on October 20, 1998
4.4(11)	Common Stock Purchase and Sale Agreement by and among META Group, Inc. and the purchasers listed on the signature pages thereto dated as of June 15, 2001

4.5(12)	Offer to Exchange Outstanding Stock Options between META Group, Inc. and Certain Employee Option Holders, dated September 19, 2001
10.1(12)*	Second Amended and Restated 1995 Stock Plan
10.2(12)*	Form of Incentive Stock Option Agreement under the Second Amended and Restated 1995 Stock Plan
10.3(12)*	Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated 1995 Stock Plan
10.4(5)*	Second Amended and Restated 1995 Employee Stock Purchase Plan Enrollment Authorization Form
10.5(13)*	Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.6(4)*	Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan of the Registrant
10.7(2)(3)*	Agreement between First Albany Corporation and the Company dated March 30, 1995
10.8(3)*	Restated and Amended 1989 Stock Option Plan, as amended
10.9(3)*	Form of Incentive Stock Option Agreement under 1989 Stock Option Incentive Plan
10.10(3)*	Form of Certificate and Agreement under Restated and Amended 1989 Stock Option Plan
10.11(3)*	1993 Stock Option and Incentive Plan, as amended
10.12(3)*	Form of Certificate and Agreement under 1993 Stock Option and Incentive Plan
10.13(3)*	Form of Warrant under the Restated and Amended 1989 Stock Option Plan and 1993 Stock Option and Incentive Plan
10.14(3)	Form of International Sales Representative Agreement
10.15(3)	Office Lease between International Business Machines Corporation and the Company dated August 1, 1994
10.16(6)*	Form of META Group, Inc./JMI Long Term Incentive Compensation Plan
10.17(7)*	Amended and Restated 1996 Equity Compensation Plan of The Sentry Group, Inc.
10.18(13)*	Second Amended and Restated 1995 Employee Stock Purchase Plan
10.19(9)*	Asset Purchase Agreement among Rubin Systems Inc., Howard Rubin, and META Group, Inc. dated as of October 27, 2000
10.20(9)*	Employment and Management Agreement between META Group, Inc. and Howard Rubin dated as of October 27, 2000
10.21(9)	Office Lease between Harbor Vista Associates Limited Partnership and the Company dated March 31, 1999
10.22(10)*	Consulting Services Agreement by and between META Group, Inc. and Simmons Associates, dated July 26, 2000
10.23(11)	Form of META Group, Inc./JMI Long Term Incentive Compensation Plan Waiver and Release Agreement
10.24(14)*	Amended and Restated employment agreement between John A. Piontkowski and META Group, Inc. dated March 1, 2002
10.25(15)*	Employment agreement between Alfred J. Amoroso and META Group, Inc., dated as of July 31, 2002
10.26(15)*	Incentive Stock Option Agreement between META Group, Inc. and Alfred J. Amoroso dated July 31, 2002

10.27(15)*	Non-Qualified Stock Option Agreement between META Group, Inc. and Alfred J. Amoroso dated July 31, 2002
10.28(15)*	Employee Noncompetition, Nondisclosure and Developments Agreement between META Group, Inc. and Alfred J. Amoroso dated as of July 31, 2002
10.29(15)*	Severance Agreement between META Group, Inc. and Dale Kutnick dated as of July 31, 2002
10.30(15)(16)*	Amendment to Option Agreements between META Group, Inc. and Dale Kutnick dated as of July 31, 2002
10.31(15)*	Non-Qualified Stock Option Agreement between META Group, Inc. and Dale Kutnick dated August 14, 2002
10.32(15)*	Registration Rights Agreement between META Group, Inc. and Dale Kutnick dated as of July 31, 2002
10.33(15)*	Amendment No. 1 to Asset Purchase Agreement among Rubin Systems, Inc., Howard Rubin and META Group, Inc., dated as of July 31, 2002
10.34(15)*	Revised Exhibit A to the Amended Asset Purchase Agreement among Rubin Systems, Inc., Howard Rubin and META Group, Inc., dated as of July 31, 2002
10.35(15)*	Amendment No. 1 to Employment and Management Agreement between META Group, Inc. and Howard Rubin dated as of July 31, 2002
10.36(15)*	Amendment No. 1 to Non-competition Agreement between Howard Rubin and META Group, Inc. dated as of July 31, 2002
10.37(15)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between Howard Rubin and META Group, Inc., dated as of July 31, 2002
10.38(15)*	Common Stock Purchase and Sale Agreement by and among META Group, Inc. and the purchasers listed on the signature pages thereto dated as of September 17, 2002
10.39*†	Amendment No. 2 to Employment and Management Agreement between META Group, Inc. and Howard Rubin dated as of January 30, 2003
10.40†	Waiver No. 2 dated as of March 12, 2003 to the Amended and Restated Credit Agreement between META Group, Inc. and The Bank of New York dated November 5, 2001
10.41†	Amended and Restated Credit Agreement between META Group, Inc. and The Bank of New York dated March 12, 2003
10.42†	Revolving Credit Note of META Group, Inc. in favor of The Bank of New York in the principal amount of $6,000,000 dated March 12, 2003
10.43†	Amended and Restated Security Agreement between META Group, Inc. and The Bank of New York dated March 12, 2003
10.44†	Amendment No. 2 to Asset Purchase Agreement among Rubin Systems, Inc., Howard Rubin and META Group, Inc. dated as of January 30, 2003.
21.1†	List of Subsidiaries
23.1†	Consent of Deloitte & Touche LLP
24.1†	Power of Attorney (see page 51)
99.1†	Certifications pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)
Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated October 20, 1998 and filed on November 3, 1998 (File No. 0-27280)

(2)
Confidential treatment obtained as to certain portions.

(3)
Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-97848)

(4)
Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 as filed on March 1, 1996 (File No. 333-1854)

(5)
Incorporated herein by reference to the exhibits to the Company's Registration Statement on form S-8 as filed on December 19, 1995 (File No. 33-80539)

(6)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and filed on November 17, 1998 (File No. 0-27280)

(7)
Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 as filed on December 3, 1998 (File No. 333-68323)

(8)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and filed on August 14, 2000 (File No. 0-27280)

(9)
Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and filed on April 2, 2001 (File No. 0-27280)

(10)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 and filed on May 15, 2001 (File No. 0-27280).

(11)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and filed on August 14, 2001 (File No. 0-27280)

(12)
Incorporated herein by reference to the exhibits to the Company's Tender Offer Statement on Schedule TO filed on September 19, 2001

(13)
Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 1, 2002 (File No. 0-27280)

(14)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and filed on May 15, 2002 (File No. 0-27280)

(15)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and filed on November 14, 2002 (File No. 0-27280)

(16)
Included in Exhibit 10.29

*
Indicates a management contract or any compensatory plan, contract, or arrangement.

†
Filed herewith.

(b)
Reports on Form 8-K

        There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

  (c)
  Exhibits.

        The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

META GROUP, INC.
Date: March 28, 2003	By:	/s/ ALFRED J. AMOROSO Alfred J. Amoroso President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

        We, the undersigned officers and directors of META Group, Inc., hereby severally constitute and appoint Alfred J. Amoroso and John A. Piontkowski and each of them singly, our true and lawful attorneys, with the power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable META Group, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 28th day of March 2003.

Signature	Title(s)

/s/ DALE KUTNICK Dale Kutnick	Chairman of the Board of Directors
/s/ ALFRED J. AMOROSO Alfred J. Amoroso	Vice Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN A. PIONTKOWSKI John A. Piontkowski	Executive Vice President, Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)
/s/ GAYL W. DOSTER Gayl W. Doster	Director
/s/ FRANCIS J. SALDUTTI Francis J. Saldutti	Director

/s/ HARRY S. GRUNER Harry S. Gruner	Director
/s/ MICHAEL SIMMONS Michael Simmons	Director
/s/ GEORGE C. MCNAMEE George C. McNamee	Director
/s/ HOWARD RUBIN Howard Rubin	Director

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Alfred J. Amoroso, certify that:

  1.
  I have reviewed this annual report on Form 10-K of META Group, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ Alfred J. Amoroso President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, John A. Piontkowski, certify that:

  1.
  I have reviewed this annual report on Form 10-K of META Group, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ John A. Piontkowski Executive Vice President and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
META Group, Inc.
Stamford, Connecticut

        We have audited the accompanying consolidated balance sheets of META Group, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of META Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and consequently changed the method of revenue recognition for certain of the Company's Advisory Services. As discussed in Note 8 to the consolidated financial statements, effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets".

Stamford, Connecticut
February 14, 2003
(March 12, 2003 as to Note 10)

META GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$21,448	$21,433
Accounts receivable, less allowance for doubtful accounts of $2,313 and $2,446, respectively	33,676	40,542
Deferred commissions	1,221	1,150
Deferred tax asset	—	2,689
Other current assets	3,880	2,208

Total current assets	60,225	68,022
Non-current portion of accounts receivable	4,584	2,572
Property and equipment, net	7,724	11,939
Deferred tax asset	—	9,866
Goodwill, net	7,483	28,093
Other intangible assets, net	4,630	5,779
Investments and advances	3,997	8,190
Other non-current assets	321	554

Total assets	$88,964	$135,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,447	$2,068
Deferred revenues	43,791	45,827
Borrowings under revolving credit agreement	1,049	3,042
Current portion of long-term debt	5,111	2,724
Notes payable	335	—
Accrued compensation	2,283	5,885
Accrued liabilities	8,443	6,742
Income taxes payable	497	567
Other current liabilities	3,130	5,450

Total current liabilities	67,086	72,305
Long-term debt	—	5,111
Long-term portion of notes payable	589	—
Non-current deferred revenues	6,008	4,813
Other non-current liabilities	1,969	—

Total non-current liabilities	8,566	9,924
Total liabilities	75,652	82,229
Minority interest	96	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value, authorized 45,000,000 shares; issued 13,886,612 and 13,605,187 shares	139	136
Paid-in capital	59,706	58,102
Accumulated deficit	(45,892)	(4,412)
Accumulated other comprehensive loss	(395)	(381)
Treasury stock, at cost, 657,016 and 802,016 shares, respectively	(342)	(659)

Total stockholders' equity	13,216	52,786

Total liabilities and stockholders' equity	$88,964	$135,015

See notes to consolidated financial statements.

META GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	2002	2001	2000
Revenues:
Advisory services	$77,113	$85,483	$84,556
Strategic consulting	32,009	26,863	27,707
Published research products	4,940	5,431	7,009
Reimbursable expenses	2,471	2,204	2,791

Total revenues	116,533	119,981	122,063

Operating expenses:
Cost of services and fulfillment	58,237	62,431	69,728
Reimbursable expenses	2,471	2,204	2,791
Selling and marketing	30,147	45,954	40,760
General and administrative	19,142	14,714	13,920
Depreciation and amortization	6,281	7,708	4,867
Restructuring charge	362	359	—
Loss on facilities leases	2,189	—	—
Goodwill impairment loss	2,630	—	—

Total operating expenses	121,459	133,370	132,066

Operating loss	(4,926)	(13,389)	(10,003)
Other (expense) income:
Impairment loss on investments and advances	(1,075)	(9,165)	(2,640)
Other (expense) income, net	(144)	2,063	361

Loss before provision (benefit) for income taxes, minority interest and cumulative effect of change in accounting principle	(6,145)	(20,491)	(12,282)
Provision (benefit) for income taxes	13,096	(2,881)	(4,244)
Minority interest in income of consolidated subsidiaries	33	—	—

Loss before cumulative effect of change in accounting principle	(19,274)	(17,610)	(8,038)
Cumulative effect of change in accounting principle	(22,206)	—	(2,438)

Net loss	$(41,480)	$(17,610)	$(10,476)

Loss before cumulative effect of change in accounting principle per basic and diluted common share	$(1.47)	$(1.47)	$(.75)
Cumulative effect of change in accounting principle per basic and diluted common share	$(1.70)	$—	$(.22)

Net loss per basic and diluted common share	$(3.17)	$(1.47)	$(.97)

Weighted average number of basic and diluted common shares outstanding	13,067	11,960	10,763

See notes to consolidated financial statements.

META GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

		Common Stock			Retained Earnings (Accumulated Deficit)		Treasury Stock
				Paid-in Capital		Accumulated Other Comprehensive Loss
	Total	Shares	Amount				Shares	Amount
Balance, January 1, 2000	$61,685	10,856	$109	$38,691	$23,674	$(469)	(647)	$(320)
Exercise of stock options	4,165	376	3	4,162
Issuance of shares under employee stock purchase plan	1,026	101	1	1,025
Equity based compensation	129			129
Income tax benefit from stock options exercised	1,425			1,425
Repurchase and retirement of shares	(662)	(25)		(662)
Sentry earnout shares	6,793	274	3	6,790
Sentry earnout warrants	939			939
Rubin Systems Inc. acquisition	375	37		375
Comprehensive loss:
Unrealized gain on marketable securities, net of tax	305					305
Foreign currency translation adjustment	4					4
Net loss	(10,476)				(10,476)

Total comprehensive loss	(10,167)

Balance, December 31, 2000	65,708	11,619	116	52,874	13,198	(160)	(647)	(320)
Exercise of stock options	88	83	1	87
Issuance of shares under employee stock purchase plan	255	120	1	254
Repurchase of shares	(339)						(155)	(339)
Equity based compensation	75			75
Income tax benefit from stock options exercised	7			7
Private placement of common stock	4,573	1,727	17	4,556
Rubin Systems, Inc. earnout shares	250	57	1	249
Comprehensive loss:
Unrealized gain on marketable securities, net of tax	191					191
Less: reclassification adjustment for gains realized in net income	(27)					(27)
Foreign currency translation adjustment	(385)					(385)
Net loss	(17,610)				(17,610)

Total comprehensive loss	(17,831)

Balance, December 31, 2001	52,786	13,606	136	58,102	(4,412)	(381)	(802)	(659)
Exercise of stock options	2	1		2
Issuance of shares under employee stock purchase plan	156	78	1	155
Repurchase of shares	(22)						(10)	(22)
Private placement of common stock	425			86			155	339
Equity-based compensation	39			39
Options issued for purchase of META Group AG	412			412
Rubin Systems Inc contingent consideration	912	202	2	910
Comprehensive loss:
Foreign currency translation adjustment	(14)					(14)
Net loss	(41,480)				(41,480)

Total comprehensive loss	(41,494)

Balance December 31, 2002	$13,216	13,887	$139	$59,706	$(45,892)	$(395)	(657)	$(342)

See notes to consolidated financial statements.

META GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities:
Net loss	$(41,480)	$(17,610)	$(10,476)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting	22,206	—	2,438
Depreciation and amortization	6,281	7,708	4,867
Provision for doubtful accounts	940	6,430	4,723
Impairment loss on investments and advances	1,075	9,165	2,640
Goodwill impairment loss	2,630	—	—
Gain on sale of affiliate investment	—	(2,563)	—
Gain on sale of marketable securities	—	(46)	—
Minority interest	33	—	—
Equity-based compensation and other non-cash charges	267	427	559
Deferred income taxes	12,559	(3,152)	(5,685)
Tax benefit from exercise of stock options	—	7	1,425
Changes in assets and liabilities (net of business acquisitions):
Accounts receivable	3,299	11,806	(14,120)
Deferred commissions	(63)	2,270	(1,026)
Other current assets	(1,074)	1,921	(873)
Other assets	(192)	5,009	(2,084)
Accounts payable	(165)	(3,978)	4,469
Accrued expenses and other current liabilities	(2,085)	2,920	(793)
Deferred revenues	(639)	(2,115)	3,338

Net cash provided by (used in) operating activities	3,592	18,199	(10,598)

Investing activities:
Capital expenditures	(1,059)	(1,871)	(11,657)
Proceeds from sales/maturities of marketable securities	—	7,043	—
Proceeds from sale of affiliate investment	—	2,940	—
Payments made for acquisitions, net of cash acquired	(1,467)	(2,138)	(8,251)
Investments and advances	2,275	—	(1,406)

Net cash (used in) provided by investing activities	(251)	5,974	(21,314)
Financing activities:
Proceeds from private placement of common stock, net of offering costs	425	4,573	—
Proceeds from bank borrowings	—	1,000	20,900
Repayment of term loan	(2,724)	(165)	—
Repayment of line of credit	(2,039)	(11,851)	—
Repurchase of shares	—	—	(662)
Proceeds from employee stock purchase plan	156	255	1,025
Proceeds from exercise of stock options	2	88	4,165

Net cash (used in) provided by financing activities	(4,180)	(6,100)	25,428

Effect of exchange rate changes on cash	854	(262)	—

Net increase (decrease) in cash and cash equivalents	15	17,811	(6,484)
Cash and cash equivalents at beginning of year	21,433	3,622	10,106

Cash and cash equivalents at end of year	$21,448	$21,433	$3,622

Supplemental cash flow information:
Cash paid during the year for income taxes	$209	$223	$3,433

Cash paid during the year for interest	$352	$1,361	$518

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business Description

        META Group, Inc. and its subsidiaries (collectively the "Company") is a leading independent research and consulting firm focusing on information technology ("IT") and business transformation strategies. The Company's goal is to deliver objective, consistent, and actionable guidance to enable organizations to innovate more rapidly and effectively.

        The Company's domestic revenues are generated by a direct sales force calling on IT user and vendor clients. International marketing and sales are performed by its subsidiaries in Canada, Australia, Singapore, Malaysia, France and Germany and its independent sales representative organizations. Under the terms of the Company's agreements with independent sales representative organizations, the Company realizes Advisory Services revenues from such organizations at rates of 40% to 75% of amounts billed to their clients.

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

3.    Income Statement Classification of Reimbursements for Out-of-Pocket Expenses Incurred

        During 2002, the Company adopted EITF No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. Reimbursements, including those relating to travel and out-of-pocket expenses, are now included in revenues with an equivalent amount also included in operating expense. All prior period financial statements have been reclassified to comply with the guidance in this issue.

4.    Significant Accounting Policies

        Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for acquisitions of companies accounted for using the purchase method have been included in the consolidated statements of operations beginning on the closing date of acquisition. Operations of the Company's international subsidiaries, other than Canada and Bermuda, are consolidated on a one month lag.

        Reclassifications.    Certain prior year balances have been reclassified to conform to the current year presentation. In 2002 the Company made the determination that all bad debt expense will be reflected as a selling and marketing expense. Previously, the Company recorded bad debt expense associated with its domestic accounts receivable as a general and administrative expense, and bad debt expense associated with its international distributors as a selling and marketing expense. Accordingly, for the years ended December 31, 2001 and 2000, $0.7 million and $3.6 million, respectively, were reclassified out of general and administrative expense and are now recorded as a selling and marketing expense. Additionally, the Company reclassified $0.2 million out of accrued liabilities and into accrued compensation on the 2001 consolidated balance sheet.

        Foreign Currency Translation.    All assets and liabilities of foreign subsidiaries are translated into US dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in stockholders' equity.

        Revenue and Commission Expense Recognition.    Advisory Services revenues are recognized on a straight-line basis over the subscription contract period, generally one year. All subscription contracts are billable at signing, absent special terms granted on a limited basis from time to time. As such, the Company's policy is to record at the time of signing of an Advisory Services subscription contract the fees receivable and related deferred revenues for the full amount of the subscription contract. Accounts receivable and deferred revenues that extend beyond a 12-month period have been classified on the consolidated balance sheets as non-current. The Company also records the related sales commission obligation upon the signing of the subscription contract and amortizes the corresponding deferred commission expense over the subscription period in which the related Advisory Services revenues are earned and amortized to income. All subscription contracts are cancelable only for non-performance, except for certain government contracts that have a 30-day cancellation clause. Historically, such cancellations have not been material. The Company records estimated reductions to revenue for customer cancellations. The Company recognizes revenue on Strategic consulting engagements as the work is performed and the services are rendered utilizing the percentage of completion method or based on time and materials on a contract by contract basis. Revenues from Published Research Products are recognized at the time the applicable product is delivered.

        Supplemental Statements of Cash Flow Data.    During the year ended December 31, 2002, in connection with contingent consideration earned by Rubin Systems, Inc. ("RSI"), the Company issued 202,499 shares of its common stock, $0.01 par value per share (the "Common Stock") to RSI. The value of the shares ($366,725) was allocated to goodwill. Additionally during 2002, the Company issued 267,285 options to purchase Common Stock to the shareholders of META Group AG ("META Group Germany") in connection with the purchase of the remaining interest of META Group Germany. The fair value of the options ($412,000) was allocated to goodwill.

        During the year ended December 31, 2001, the Company issued 57,084 shares of its Common Stock to RSI in connection with contingent consideration earned. The value of the shares ($250,000) was allocated to the assets acquired.

        During the year ended December 31, 2000, the Company issued 36,874 shares of Common Stock to RSI in connection with the initial consideration for the purchase of substantially all of the assets of RSI. The value of the shares issued ($375,000) was allocated to the assets acquired. Additionally during the year ended December 31, 2000, the Company issued 274,470 shares of Common Stock in connection with the payment of contingent consideration pursuant to the acquisition of the Sentry Group, Inc. In addition, 75,000 warrants to purchase Common Stock became exercisable when such contingent consideration was earned. The value of the shares and warrants totaled $7.7 million and was recorded as goodwill.

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

        Income Taxes.    Deferred income taxes are provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities as measured by the presently enacted tax rates. During the year ended December 31, 2002, the Company established a full valuation allowance against its deferred tax assets as it was unable to overcome the presumption that it is more likely than not that the Company will be able to utilize its deferred tax assets in the foreseeable future. See Note 12.

        Marketable Securities.    Investments with original maturities of more than three months were classified as marketable securities. Marketable securities at December 31, 2000 were considered "available-for-sale" and carried at fair market value. Unrealized gains and losses, net of income tax effects, were reflected as "Accumulated other comprehensive loss" in Stockholders' Equity and had no effect on net income. During the year ended December 31, 2001, the Company liquidated its marketable securities and recognized a gain of $46,600, which is included in Other income (expense) in the Company's consolidated statement of operations for the year ended December 31, 2001.

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

        Concentration of Credit Risk.    Financial instruments that potentially subject the Company to credit risk consist primarily of cash and trade receivables. The Company maintains its cash with major financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets into which the Company's products and services are provided, as well as their dispersion across many different geographic areas. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments consist of irrevocable letters of credit and corporate guarantees. See Note 11. The Company has no other material off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

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

        Long-Lived Assets.    The Company follows Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The Company

reviews the recoverability of its long-lived assets and intangible assets other than goodwill when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company's ability to recover the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted cash flows are less than the carrying value of such asset, an impairment loss would be recognized for the difference between estimated fair value and carrying value. As a result of the Company's review, during 2002 and 2001, the Company provided for $1.1 million and $9.2 million, respectively, of impairment losses on several of its investee companies. See Note 9. The assessment of impairment requires management to make estimates of expected future cash flow along with other available market data, including peer group market comparables of public companies, reviewing the business climate of each investee, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be impaired and therefore requires an adjustment to the carrying value. It is possible that future events or circumstances could cause these estimates to change.

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

        Intangible Assets.    Intangible assets include goodwill, customer lists, non-compete agreement, intellectual property and content databases. Goodwill represents the excess of the purchase price of acquired businesses over the fair value of net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets", amortization of goodwill ceased on January 1, 2002. The Company will perform an annual impairment test of its recorded goodwill at least annually, or more frequently if certain indicators arise. The non-compete agreement is being amortized on a straight-line basis over the period of the agreement (four years), the customer lists are being amortized over their estimated useful lives of 5 to 7 years, the intellectual property is being amortized over a period of 5 years, and the databases are being amortized over a period of 7 years.

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

4.    Significant Accounting Policies (Continued)

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2002, 2001 and 2000, respectively (in thousands, except per share data):

	2002	2001	2000
Reported net loss	$(41,480)	$(17,610)	$(10,476)
Add back: Stock-based employee compensation expense included in reported net income, net of tax:	39	45	78
Less: Total stock based employee compensation expense determined under fair value based methods for all awards, net of tax:	(2,451)	(1,043)	(5,333)

Pro forma net loss	$(43,892)	$(18,608)	$(15,731)

Net loss per share
Reported
Basic	$(3.17)	$(1.47)	$(0.97)
Diluted	$(3.17)	$(1.47)	$(0.97)
Pro forma
Basic	$(3.36)	$(1.56)	$(1.46)
Diluted	$(3.36)	$(1.56)	$(1.46)

        Pro forma compensation cost related to shares purchased under the Second Amended and Restated 1995 Employee Stock Purchase Plan (the "Purchase Plan") is measured based on the discount from market value.

        Pro forma compensation expense reflected for prior periods is not indicative of future compensation expense that would be recorded by the Company if it adopted the fair value based recognition provisions of SFAS 123. Future pro forma expense may vary based upon factors such as the number of awards granted by the Company and the then-current fair market value of such awards.

        Detailed information for activity in the Company's stock plans and the assumptions used in the fair value based method depicted above can be found in Note 13.

        New Financial Accounting Standards    In August 2001, Statement of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations" was released. This statement, effective January 1, 2003, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect the adoption of SFAS 143 to have a material impact on its financial position or results of operations.

        In October 2001, Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" was released. SFAS 144 established a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121"), for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS 121. This statement also supercedes the accounting reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of SFAS 144 were effective January 1, 2002 and did not have a material impact on the Company's results of operations or financial position.

        In July 2002, Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities" was released. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)," required an exit cost liability be recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. The Company currently does not expect the adoption of SFAS 146 to have a material impact on its financial position or results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to SFAS 123". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company currently does not intend to change its current method of accounting for stock-based employee compensation unless required by the issuance of a new pronouncement. The Company has adopted the disclosure requirements of SFAS 148 as of December 31, 2002.

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables," ("EITF 00-21"). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in the fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact EITF No. 00-21 will have on its financial position and results of operations.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN 45 requires the disclosure of certain guarantees existing at December 31, 2002 and requires the recognition of a liability for the fair value of the obligation for qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, the Company will apply the recognition provisions of FIN 45 prospectively to guarantee activities initiated after December 31, 2002. See Note 11 for a further discussion of guarantees.

5. Acquisitions

META Group, Inc. Acquisition of META Group Germany

        On December 31, 2001, the Company acquired an additional 44% ownership interest in META Group Germany. The Company had previously acquired a 9% interest in META Group Germany in 1999 in exchange for the forgiveness of accounts receivable owed to the Company in the amount of

$1 million. With the acquisition, META Group Germany became a majority-owned subsidiary of the Company. META Group Germany owns the exclusive distribution rights to the Company's products and services in Spain, Portugal, Switzerland, Germany, Austria, and Central, Southern and Eastern Europe. The consideration for the acquisition was the agreement of the Company to subordinate approximately $4.0 million of accounts receivable owed to it by META Group Germany to all other debts of META Group Germany. The acquisition was accounted for under the purchase method. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. Such allocation resulted in $2.0 million of goodwill recorded in the Research and Advisory Services Segment, $5.0 million of goodwill in the Strategic Consulting segment, $1.2 million of goodwill in the Published Research Products segment, and approximately $1.7 million related to the customer list of META Group Germany, which will be amortized over 7 years. The allocation of goodwill to each segment is based on the respective revenue contribution percentages of the acquired entity to each segment.

        During 2002, the Company acquired the remaining 47% of META Group Germany (including the shares held by the stockholders of Stratis Kft.) in exchange for $590,000 in cash, $412,000 in the form of 267,285 options to purchase the Company's common stock, and approximately $924,000 in notes payable to certain of the former META Group Germany shareholders, payable from January 2003 through January 2006. The incremental consideration resulted in $0.3 million of goodwill recorded in the Research and Advisory Services segment, $0.7 million of goodwill in the Strategic Consulting segment, and $0.2 million of goodwill in the Published Research Products segment.

META Group Germany Acquisition of Stratis Kft.

        Effective January 1, 2002, META Group Germany acquired a majority interest in the Company's distributor in Hungary, Stratis Kft., for approximately $327,000 paid in META Group Germany's stock. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. The consideration resulted in $61,000 of goodwill recorded in the Research and Advisory Services segment, $146,000 of goodwill in the Strategic Consulting segment, and $36,000 of goodwill in the Published Research Products segment.

META Group, Inc. Acquisition of Assets of Rubin Systems, Inc. ("RSI")

        In October 2000, the Company completed the acquisition of substantially all the assets of Rubin Systems, Inc. ("RSI"), a provider of IT trend-tracking, finance analysis, and software engineering measurement consulting, for an initial payment of $750,000 in cash, $375,000 in common stock (36,874 shares) and the assumption of certain liabilities. The purchase price was allocated to acquired databases of RSI and a non-compete agreement between the Company and Dr. Howard Rubin. During the year ended December 31, 2001, the Company paid $1.04 million in cash and issued $250,000 in common stock (57,084 shares) as contingent consideration to RSI as a result of the achievement of certain financial targets. The consideration was allocated to the databases acquired and the non-compete agreement, and the excess consideration over the fair value of the assets acquired was assigned to goodwill. During the year ended December 31, 2002, the Company paid $569,000 in cash and $369,000 in the form of 202,499 shares of the Company's common stock as additional contingent consideration in connection with the achievement of certain financial targets by RSI and $0.5 million in additional consideration in connection with the fair value of options to purchase the Company's common stock granted to Dr. Howard Rubin. The additional consideration resulted in $0.2 million of goodwill in the Research and Advisory Services segment, $1 million of goodwill in the Strategic Consulting segment and $0.2 million of goodwill in the Published Research Products segment. The allocation of goodwill is based on the respective revenue contribution percentages of the acquired entity to each segment. As of December 31, 2002 the Company had recorded an aggregate of $3.9 million in consideration for the purchase of RSI. In the event certain financial targets are met, additional contingent consideration of $2.7 million payable in cash and $1.4 million payable in the Company's common stock may be paid through March 2007. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 147,027, the remaining consideration will be payable in cash. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

META Group, Inc. Acquisition of Assets of The Verity Group

        In March 2002, the Company paid $0.4 million of contingent consideration to The Verity Group ("Verity"), an IT consulting company, as additional contingent consideration earned during the year ended December 31, 2001. The Company acquired certain assets of Verity in 1997 for an initial payment of $1,000 in cash and contingent consideration of up to $1.1 million in the event certain financial targets were met in each of the four years ended December 31, 2001. The aggregate consideration paid by the Company amounted to approximately $1 million. There are no future payments remaining under the earnout.

META Group, Inc. Acquisition of Assets of META Group Australia and META Group Singapore

        In January 2001, the Company acquired substantially all of the assets of two of its Asia Pacific distributors, one based in Sydney, Australia and the other headquartered in Singapore. With these acquisitions, the distributors became wholly owned subsidiaries of the Company. The total purchase price amounted to approximately $3 million, consisting of cash in the amount of $1.9 million, the conversion into equity of accounts receivable from the distributors in the amount of $470,000, and the assumption of certain liabilities. The acquisitions were accounted for under the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. Such allocation resulted in goodwill of $1.7 million recorded in the Research and Advisory Services segment, which was being amortized over 20 years. Amortization of the goodwill ceased on January 1, 2002 in accordance with SFAS 142. Of the acquired assets, approximately $600,000 related to the customer list of the seller, which was amortized over one year, and approximately $550,000 related to intellectual property, which is being amortized over five years.

META Group, Inc. Acquisition of Assets of META Group Canada

        In November 2000, the Company completed the acquisition of substantially all the assets of META Group Canada, Inc., the Company's independent sales representative organization in Canada, for $4.7 million in cash and the assumption of certain liabilities. The acquisition was accounted for under the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. Such allocation resulted in goodwill of $3.6 million recorded in the Research and Advisory Services segment, which was being amortized over 20 years. Amortization of the goodwill ceased on January 1, 2002 in accordance with SFAS 142. Of the acquired assets, $2.2 million related to the customer list of the seller, which is being amortized over five years.

        The unaudited pro forma results of operations for the years ended December 31, 2000 and 2001 have been set forth below as though the Canada, Australia, Singapore and Germany acquisitions had occurred as of January 1, 2000.

	December 31,
	2001	2000
Revenues	$132,207	$137,756
Loss before benefit for income taxes	$(28,067)	$(13,653)
Net loss	$(25,186)	$(11,847)
Net loss per share:
Diluted	$(2.11)	$(1.10)
Basic	$(2.11)	$(1.10)

6. Marketable Securities

        The Company held approximately $7 million of investments in marketable securities that were classified as available for sale on the consolidated balance sheet at December 31, 2000. During the year ended December 31, 2001, $3 million of the Company's marketable securities were called by the issuer thereto, and the remaining $4 million were sold by the Company. The Company recognized a gain of $0.05 million on the sale of the marketable securities which is included Other income (expense) in the Company's statement of operations for the year ended December 31, 2001.

7. Property and Equipment

        Property and equipment consists of the following (in thousands):

	December 31,
	2002	2001
Leasehold improvements	$1,665	$1,627
Computer equipment, software, and peripherals	19,171	18,993
Web site development costs	2,865	2,734
Furniture and fixtures	1,409	1,367

	25,110	24,721
Less: accumulated depreciation	(17,386)	(12,782)

	$7,724	$11,939

        Depreciation expense was $5.1 million, $5.3 million and $4.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

8. Goodwill and Intangible Assets

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets("SFAS 142"). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives. During the quarter ended March 31, 2002, the remaining useful lives of intangible assets being amortized were reviewed and deemed to be appropriate.

        The goodwill impairment test is a two-step process that requires goodwill to be allocated to the reporting units. In the first step, the fair value of the reporting unit is compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, goodwill impairment may exist, and the second step of the test is performed. In the second step, the fair value of the goodwill is compared to the carrying value of the goodwill and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill.

        The Company completed the second step of the impairment test as of September 30, 2002. As a result of operating losses in recent history of the Company's Strategic Consulting and Published Research Products segments and the overall decline in IT spending that began in the second half of 2000 and continued through 2002, the Company determined that the goodwill related to the Strategic Consulting and Published Research Products segments was impaired. The respective fair values of the segments were determined by an independent third party appraiser based on valuation methods such as the discounted cash flow methodology, the guideline company methodology and the merger and acquisition methodology. Accordingly, the Company recorded an impairment charge of $22.2 million relating to the carrying value of the goodwill of these segments as of January 1, 2002. The impairment charge was recorded as the cumulative effect of a change in accounting principle and recorded retroactive to January 1, 2002.

        In accordance with SFAS 142, the Company has selected a date by which the annual impairment test will be performed, such date being September 30. As of September 30, 2002 it was determined that goodwill resulting from the acquisition of an additional interest in META Group AG ("META Group Germany"), and contingent consideration earned by Rubin Systems Inc. and the Verity Group, was impaired as it related to the Strategic Consulting and Published Research Products segments. Accordingly, the Company recorded a $2.6 million charge which was recorded as an impairment loss and included as an element of operating expenses.

        A summary of the Company's intangible assets as of December 31, 2002 and 2001 is as follows (amounts in thousands):

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Total
Amortized intangible assets:
Customer lists	$4,395	$(1,750)	$2,645
Intellectual property	561	(206)	355
Non-compete agreement	375	(202)	173
Content databases & other	2,068	(611)	1,457

Total	$7,399	$(2,769)	$4,630

Unamortized intangible assets:
Goodwill			$7,483
Aggregate amortization expense:
Twelve months ended December 31, 2002:			$1,335

	December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Total
Amortized intangible assets:
Customer lists	$4,325	$(968)	$3,357
Intellectual property	513	(85)	428
Non-compete agreement	375	(95)	280
Content databases & other	2,000	(286)	1,714

Total	$7,213	$(1,434)	$5,779

Unamortized intangible assets:
Goodwill			$28,093
Aggregate amortization expense:
Twelve months ended December 31, 2001:			$1,355
As of December 31, 2002, the estimated amortization expense the Company will incur by year is as follows (in thousands):
Year ending December 31, 2003	$1,178
Year ending December 31, 2004	1,157
Year ending December 31, 2005	1,011
Year ending December 31, 2006	552
Year ending December 31, 2007	469
Thereafter	263

Total	$4,630

        The changes in the carrying amount of goodwill by reportable segment for years ended December 31, 2001 and 2002 is as follows (in thousands):

	Research and Advisory Services	Strategic Consulting	Published Research Products	Total
Balance as of January 1, 2001	$3,557	$13,720	$3,038	$20,315
Goodwill acquired during the year	3,420	4,451	1,086	8,957
Amortization	(333)	(535)	(311)	(1,179)

Balance as of December 31, 2001	$6,644	$17,636	$3,813	$28,093
Goodwill acquired during the year	839	2,814	573	4,226
Impairment losses	—	(20,450)	(4,386)	(24,836)

Balance as of December 31, 2002	$7,483	$—	$—	$7,483

        The Company ceased recording goodwill amortization effective January 1, 2002. The following table shows the net loss for the year ended December 31, 2002 and the adjusted net loss for the years ended December 31, 2001 and 2000, exclusive of goodwill amortization (in thousands, except per share amounts).

	Year Ended December 31,
	2002	2001	2000
Net loss as reported:	($41,480)	($17,610)	($10,476)
Addback: goodwill amortization, net of tax		844	357

Adjusted net loss:	($41,480)	($16,766)	($10,119)

Basic and Diluted Earnings Per Share:
Net loss per common share as reported:	($3.17)	($1.47)	($0.97)
Addback: goodwill amortization, net of tax	—	0.07	0.03

Adjusted net loss per common share:	($3.17)	($1.40)	($0.94)

9. Investments and Advances

        At December 31, 2002 and 2001, the Company had investments in and advances to companies in parallel or synergistic industries. Such investments and advances are summarized below (in thousands):

	December 31,
	2002	2001
META Secur e-Com Solutions	$—	$100
Spikes Cavell & Co.	273	2,346
Computerwire	—	50
enamics, Inc.	—	50
Client/Server Labs-Tescom	1,085	1,385
Syndicated Research Group	—	200
META Northern Europe	1,348	1,649
Other	1,291	2,410

	$3,997	$8,190

        In 2002, the Company received $2.3 million in cash from the wind-down and dissolution of its investments in Market Perspectives, Inc. and Spikes Cavell & Co. ("Spikes Cavell"). The cash proceeds were recorded as reductions to the respective carrying values of such investments.

        In 2001, through the acquisition of META Group Germany, the Company acquired an interest in META Group Northern Europe, ApS ("META Northern Europe") in the form of an equity investment and a five year promissory note.

        In March 2001, the Company closed on the sale of an investment. Cash proceeds were $2.9 million, resulting in a pre-tax gain of approximately $2.6 million, which is included in other income in the Company's consolidated statement of operations for the year ended December 31, 2001.

        In the above table, included in Other are several investments in and advances to affiliate companies, some of which include investments in and advances to certain of the Company's independent sales representative organizations. None of the investments and advances exceed more than $1 million individually. All of the Company's investments are accounted for under the cost method.

        The Company follows a practice to review its individual investments for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, the Company reviews the business climate of each company in which it has an investment, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. The Company recorded impairment losses of $1.1 million, $9.2 million and $2.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The losses taken were determined on a specific identification method considering each company's particular facts and circumstances in existence at that time.

        The Company will continue to evaluate its investments for impairment every quarter, and based on its review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment.

10. Bank Debt

        In September 2000, the Company entered into a $25 million one-year senior revolving credit facility (the "Old Facility") with its bank which in September 2001 converted into a five year term loan. In October 2001, the Company made a principal payment of $0.4 million in accordance with the terms of the Old Facility. Additionally in October 2001, $2 million of the Company's marketable securities were called by the issuer thereof and the proceeds were used to pay down the Old Facility.

        On November 5, 2001 the Company restructured the Old Facility by entering into a $20 million amended and restated credit agreement (the "New Facility"). The New Facility replaced the Old Facility and consisted of an $8 million three year term loan (the "Term Loan") that commenced in December 2001, and a $12 million revolving credit facility (the "Revolving Facility"). Both mature in November 2004. In November and December 2001, an additional $1 million of the Company's marketable securities were called by the issuer thereof, and the Company sold the remaining $4 million of its marketable securities. All proceeds were used to pay down the Revolving Facility. Additionally, during 2001 the Company paid down the Revolving Facility and Term Loan an additional $4.6 million from its cash on hand. During 2002, the Company paid down $1 million against the Revolving Facility and paid $2.7 million against the Term Loan in accordance with its terms. As of December 31, 2002 the total amount used under the New Facility was $7 million, consisting of $6.2 million in outstanding borrowings ($5.2 million outstanding under the Term Loan and $1 million outstanding under the Revolving Facility) and $0.8 million in letters of credit issued on behalf of one of the Company's independent sales representative organizations and as security for a portion of the Company's Stamford, CT premises lease. During the year ended December 31, 2002, the Company paid $0.4 million in interest expense.

        The New Facility had a borrowing base equal to 80% of the Company's eligible accounts receivable. Interest was payable at the rate of LIBOR plus 2.5% or the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%. The New Facility was collateralized by the Company's accounts receivable and required payment of a commitment fee payable quarterly, in arrears, of 0.25% based on the average, daily, unused portion of the Revolving Facility. The New Facility contained a number of covenants that, among other things, restricted the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities. In addition, the Company was required to maintain certain financial covenants, including a leverage ratio covenant, a fixed charge ratio covenant, a consolidated net income covenant and a minimum EBITDA covenant. The Company was not in compliance with these covenants as of December 31, 2002. Under the terms of the New Facility, each such covenant breach constituted an event of default pursuant to which the Company's bank may, by notice to the Company, terminate the bank's lending commitments to the Company and declare all obligations of the Company under the facility due and payable immediately. As the Company was in default under the New Facility as of December 31, 2002, all outstanding borrowings have been classified as a current liability on the consolidated balance sheet as of December 31, 2002. In January 2003, the Company repaid all amounts outstanding under the New Facility from its cash on hand.

        On March 12, 2003, the Company received a waiver of all prior covenant defaults. Additionally on March 12, 2003, the Company executed a new $6 million amended and restated credit agreement with its bank (the "Amended Facility"). The Amended Facility replaces the New Facility and consists of a $6 million revolving credit facility. Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR plus 1.5% or the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%. The Amended Facility is fully collateralized by a cash deposit with its bank. The Amended Facility contains a number of covenants that, among other things, restrict the ability of the Company to create liens, dispose of assets, and that otherwise restrict corporate activities. The Amended Facility matures in November 2004.

        At December 31, 2001, META Group Germany had two lines of credit with a local bank totaling €1.4 million (approximately $1.2 million). Interest was payable at a rate of 8.5% and was secured by a personal guarantee of META Group Germany's managing director and were collateralized by certain of META Group Germany's accounts receivable as well as shares of the Company held by META Group Germany. At December 31, 2001, META Group Germany had outstanding borrowings totaling approximately $1 million and was in default of certain covenants. During 2002, META Group Germany repaid all amounts outstanding under its line of credit.

11. Commitments, Contingencies and Guarantees

  Lease Commitments:

        The Company leases office facilities and equipment under non-cancelable operating leases. Future minimum lease payments relative to these agreements that have initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year ending December 31,
2003	5,975
2004	5,596
2005	4,448
2006	3,920
2007	4,055
Thereafter	1,516

$25,510

11. Commitments, Contingencies and Guarantees (Continued)

        Total rent expense was $6.7 million, $4.7 million and $3.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Included in rent expense for the years ended December 31, 2002 and 2001 were charges of $2.2 million and $0.6, respectively, for idle space and losses on subleases at certain of the Company's domestic and German facilities.

  Contingencies:

        Other than ordinary routine litigation incidental to the Company's business, the Company is not a party, nor is any of its property subject to, any pending legal proceedings.

  Letters of Credit:

        At December 31, 2002, the Company had a $115,000 letter of credit (an "LC") issued on behalf of one of the Company's independent sales representative organizations (the "Distributor"). The LC was issued as security against the borrowings of the Distributor and arose as a result of previous defaults on such borrowings. Any future default by the Distributor may trigger the letter of credit being called. The LC is renewable every six months, and is scheduled to renew in June 2003.

  Guarantees:

        The Company had provided a corporate guarantee in the amount of 12 million Belgian Francs (approximately $293,000) guaranteeing the local bank borrowings of one of its former independent sales representative organizations. The guarantee was paid in August 2002 in an amount equal to $293,000. The charge is reflected in selling and marketing expense in the Company's 2002 consolidated statement of operations.

        As of December 31, 2002, the Company has the following guarantees in place:

  •
  In 1998, the Company provided a corporate guarantee to the landlord of one of its current sales representative organizations guaranteeing lease payments to the landlord in an annual amount of £120,000 (approximately $192,000). Any future default on the lease by the sales representative organization may trigger the guarantee being called. The guarantee expires in January 2013. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantee are approximately $1.9 million.

  •
  In September 2000 the Company provided a corporate guarantee in the amount of €62,000 (approximately $61,000) guaranteeing lease payments to the landlord of one of the Company's former independent sales representative organizations. In January 2002, the landlord called the guarantee. The claim is currently being negotiated with the landlord. The Company is currently uncertain as to when this issue will be resolved.

12. Income Taxes

        The components of the Company's loss before provision (benefit) for income taxes and cumulative effect of change in accounting principle is as follows:

	Year Ended December 31,
	2002	2001	2000
United States	$4,257	$18,633	$11,312
Foreign	1,888	1,858	970

Total	$6,145	$20,491	$12,282

        The provision (benefit) for income taxes is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current — federal	$8	$253	$962
— state and other	463	18	479
— foreign	52	—	—

	523	271	1,441

Deferred — federal	10,371	(2,799)	(4,363)
— state	1,814	(353)	(934)
— foreign	388	—	(388)

	12,573	(3,152)	(5,685)

	$13,096	$(2,881)	$(4,244)

        During 2002 the Company recorded a valuation allowance of $12.2 million on deferred tax assets existing at January 1, 2002. Such amount is reflected in deferred taxes above.

        A reconciliation of the income tax provision (benefit) from the amount computed using the federal statutory rate is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Income tax at statutory rate	$(2,151)	$(7,172)	$(4,298)
State and other taxes, net of federal benefit	252	(597)	(324)
Foreign taxes	93	(3)	(48)
Impact of valuation allowance	14,440	4,185	—
Other	462	706	426

	$13,096	$(2,881)	$(4,244)

        The principal components of the Company's deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2002	2001
Depreciation and amortization	$(133)	$45
Unrealized losses on securities	5,670	4,680
Allowance for doubtful accounts	1,335	1,302
Accrued expenses	1,068	39
Net operating loss carryforwards	9,397	10,047
Deferred revenues	1,492	323
Other	1,257	507

Deferred tax asset	20,086	16,943
Valuation allowance	(20,086)	(4,388)

Net deferred tax asset	$—	$12,555

        During the year ended December 31, 2002, the Company increased the valuation allowance by $15.7 million on the basis that it is not more likely than not that the Company's deferred tax assets will be realized. Of this amount, $0.3 million relates to the investment impairment charges recorded by the Company. The remaining $15.4 million increase relates to valuation allowances against US and foreign net operating losses and deferred tax assets.

        At December 31, 2002, the Company has net operating loss carryforwards for federal income tax purposes of $19.3 million expiring as follows:

Year Expiring	Amount (In thousands)
2011	$139
2012	3,365
2020	2,950
2021	12,463
2022	379

Total	$19,296

        Additionally, the Company has foreign net operating loss carryforwards of approximately $4.7 million; $3.3 million of which have no expiration period and the remainder expiring in 2006 through 2009.

        The exercise of non-qualified stock options and the disqualifying dispositions of incentive stock options under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the recipients and deductible by the Company for federal and state income tax purposes. The tax benefit recognized from the utilization of such deductions increased paid-in capital by $1.4 million and $7,000 during the years ended December 31, 2000 and 2001, respectively. There were no benefits recognized during 2002.

13. Stockholders' Equity

  Private Placements of Common Stock

        In June 2001 the Company completed a private placement of its common stock whereby the Company issued 1,726,617 shares of its common stock for $2.78 per share to Dale Kutnick, the Company's Chairman of the Board of Directors, former Chief Executive Officer and former Co-Research Director, and additional purchasers affiliated with Francis J. Saldutti, Harry Gruner and George McNamee, each of whom is a member of the Company's Board of Directors (the "Board of Directors"). The Board of Directors approved the transaction after receiving the favorable recommendation of a Special Committee of the Board of Directors consisting of three disinterested members of the Board of Directors. The Special Committee retained BNY Capital Markets, Inc. as its financial advisor to render a fairness opinion on the transaction. Total proceeds to the Company were $4.57 million, net of offering costs of approximately $227,000. The common stock offered in the private placement has not been registered with the Securities and Exchange Commission and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has, however, filed a registration statement with the Securities and Exchange Commission to register the shares issued (other than those issued to Mr. Kutnick). Such registration statement is not yet effective. The Company currently plans to file an amendment thereto in April 2003, removing from the registration statement the shares owned by the purchaser affiliated with George McNamee.

        In September 2002 five trusts affiliated with the Company's President and Chief Executive Officer, Alfred J. Amoroso, purchased 125,000 shares of the Company's common stock. Additionally, two members of the Company's Board of Directors, Michael Simmons and Gayl W. Doster, purchased 20,000 and 10,000 shares of the Company's common stock, respectively. All of the shares were purchased from META Group Germany at a purchase price of $2.74. Total proceeds to META Group Germany were approximately $425,000.

  Common Stock Repurchases

        In December 2001, pursuant to the acquisition of META Group Germany, the Company acquired 155,000 shares of its common stock held by META Group Germany. The shares had a fair value on December 31, 2001 (the date of acquisition) of $2.19 per share. The Company repurchased and retired other shares during the year ended December 31, 2000 in connection with a settlement agreement with a former Sentry stockholder. Such settlement agreement was assumed pursuant to the Sentry acquisition in 1998.

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

Option and Incentive Plan and the Restated and Amended 1989 Stock Option Plan were terminated, except as to outstanding stock options.

        Stock option activity under the Plans from January 1, 2000 to December 31, 2002 was as follows:

	Options	Option Price Range			Weighted-Average Exercise Price
Outstanding January 1, 2000	3,416,382	$.25		$27.44	$13.71
Granted	1,755,894	5.29	-	27.50	16.07
Exercised	(375,517)	.42	-	25.25	11.09
Canceled	(494,890)	8.25	-	25.25	16.57

Outstanding December 31, 2000	4,301,869.25		-	27.50	14.57
Granted	1,287,012	1.90	-	6.50	2.53
Exercised	(82,701)	0.42	-	1.33	0.79
Canceled	(1,936,314)	1.90	-	25.25	17.01

Outstanding December 31, 2001	3,569,866.25		-	27.50	9.26
Granted	2,252,771	1.56	-	2.60	2.18
Exercised	(1,001)	2.17	-	2.17	2.17
Canceled	(656,899)	1.56	-	25.25	8.06

Outstanding December 31, 2002	5,164,737.25		-	27.50	6.32

Exercisable:
December 31, 2002	2,151,203				$10.00

December 31, 2001	1,700,368				$11.25

December 31, 2000	1,500,260				$14.31

        At December 31, 2002, 873,504 shares were issuable upon the exercise of outstanding NQSOs. All other stock options outstanding were ISOs.

        The following table summarizes information about stock options outstanding at December 31, 2002:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding as of 12/31/02	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/02	Weighted Average Exercise Price
$0.25	-	$2.05	1,359,494	9.07	$2.00	139,155	$1.84
2.10	-	2.50	1,253,486	9.49	2.30	28,500	2.21
2.60	-	8.25	1,351,516	7.35	5.27	972,266	4.93
9.19	-	24.13	1,040,221	5.24	15.29	917,949	15.31
24.75	-	27.50	160,020	6.79	25.23	93,333	25.24

$0.25	-	$27.50	5,164,737	7.88	$6.32	2,151,203	$10.00

        The weighted average remaining contractual life of options outstanding at December 31, 2002, 2001, and 2000 was 7.88, 7.80, and 7.64 years, respectively. The estimated fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $1.70, $1.87 and $10.26 per share, respectively. The fair value of options granted under the Company's fixed stock option plans during the years ended December 31, 2002, 2001 and 2000 was estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2002	2001	2000
Expected life from vest date (in years):	1.6 - 5.4	1.6 - 5.4	1.6 - 5.4
Risk-free interest rates:	0.9 - 4.3%	1.8 - 5.3%	4.5 - 5.3%
Volatility	91 - 126%	90 - 148%	73 - 99%
Dividend yield:	—	—	—

  Stock Option Tender Offer

        In September 2001, the Company initiated a voluntary stock option exchange offer for stock options with an exercise price greater than $12 per share to certain eligible employee option holders. The Company's senior executives and members of the Board of Directors were not eligible to participate in the offer. In October 2001, the offer period expired and 752,469 stock options were accepted for exchange and cancelled. The Company issued 697,770 options in April 2002 at the fair market value on the date of issuance to those eligible employees still employed at the date of issuance.

  Stock Purchase Plan

        The Purchase Plan was adopted by the Board of Directors and approved by the Company's stockholders on October 2, 1995. The Purchase Plan provides for the issuance of a maximum of 750,000 shares of common stock to employees at prices equal to 85% of the lesser of the market price of the common stock on the first or last day of the semi-annual plan period. During the years ended December 31, 2002 and 2001, the Company issued 79,319 and 119,760 shares, respectively, under the Purchase Plan.

  Earnings per Share

        For the year ended December 31, 2002, for the purpose of calculating earnings per share—basic and diluted, the weighted average number of shares of common stock outstanding was 13,067,155. Diluted earnings per share for the year ended December 31, 2002 excludes 321,331 common stock equivalents (options and warrants) because they are anti-dilutive. For the year ended December 31, 2001, for the purpose of calculating earnings per share—basic and diluted, the weighted average number of shares of common stock outstanding was 11,960,100. Diluted earnings per share for the year ended December 31, 2001 excludes 326,937 common stock equivalents (options and warrants) because they are anti-dilutive. For the year ended December 31, 2000, for the purpose of calculating earnings per share—basic and diluted, the weighted average number of shares of common stock outstanding was 10,763,454. Diluted earnings per share for the year ended December 31, 2000 excludes 1,061,380 common stock equivalents (options and warrants) because they are anti-dilutive.

13. Stockholders' Equity (Continued)

  Long Term Incentive Plan

        The META Group, Inc./JMI Long Term Incentive Compensation Plan (the "Long Term Incentive Plan") was adopted by the Company in July 1998. The purpose of the Long Term Incentive Plan was to provide a significant retention incentive for key officers of the Company through the issuance of a maximum of 1,000 limited partnership units to such officers. The selection of key officers for participation in the Long Term Incentive Plan, the number of units granted to each participant, vesting and the determination of the value of each participant's units were generally determined by the Compensation Committee. As of December 31, 2000, a total of 588 units had been granted to key officers. No compensation expense was recognized by the Company pursuant to the Long Term Incentive Plan during the years ended December 31, 2001 and 2000.

        In June 2001, the Company sold its limited partnership interest in the JMI Equity Side Fund, L.P. (the "JMI Fund") to affiliates of the JMI Fund and an unrelated third party for total proceeds of $3.15 million. The Company recorded a loss on the sale of $26,000 which is reflected in Other income (expense) in the Company's 2001 consolidated statement of operations. The Company had subscribed for up to $4.0 million in limited partnership interests in the JMI Fund. Distributions from the JMI Fund in excess of a return of capital and the Company's cost of capital were intended to fund payouts under the Long Term Incentive Plan. Prior to the Company's sale of its limited partnership interest in the JMI Fund, each participant in the Long Term Incentive Plan waived his or her rights to receive such payouts in consideration for stock options granted by the Company. A total of 502,000 stock options were granted to such participants in the year ended December 31, 2001. The Board of Directors resolved on May 7, 2001 to terminate the Long Term Incentive Plan and that no further units may be granted or issued under the Long Term Incentive Plan. Mr. Harry Gruner, a director of the Company, is a managing member of JMI Side Associates, L.L.C (the general partner of the JMI Fund), is affiliated with certain of the purchasers, and purchased approximately three percent of the limited partnership interests sold by the Company.

14. Employee 401(k) Savings Plan

        The Company has a tax-deferred employee 401(k) savings plan covering substantially all employees. Contributions by the Company are made at the Company's discretion. No contributions have been made by the Company under this plan.

15. Related Party Transactions

Private Placements of the Company's Common Stock

        In September 2002 five trusts affiliated with the Company's President and Chief Executive Officer, Alfred J. Amoroso, purchased 125,000 shares of the Company's common stock. Additionally, two members of the Company's Board of Directors, Michael Simmons and Gayl W. Doster, purchased 20,000 and 10,000 shares of the Company's common stock, respectively. All of the shares were purchased from META Group Germany at a purchase price of $2.74. Total proceeds to META Group Germany were approximately $425,000.

        In June 2001 the Company completed a private placement of its common stock whereby the Company issued 1,726,617 shares of its common stock for $2.78 per share to Dale Kutnick, the Company's Chairman of the Board of Directors, former Chief Executive Officer and former

Co-Research Director, and additional purchasers affiliated with Francis J. Saldutti, Harry Gruner and George McNamee, each of whom is a member of the Board of Directors. The Board of Directors approved the transaction after receiving the favorable recommendation of a Special Committee of the Board of Directors consisting of three disinterested members of the Board of Directors. The Special Committee retained BNY Capital Markets, Inc. as its financial advisor to render a fairness opinion on the transaction. Total proceeds to the Company were $4.57 million, net of offering costs of approximately $227,000. The common stock offered in the private placement has not been registered with the Securities and Exchange Commission and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has, however, filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the shares issued (other than those issued to Mr. Kutnick). Such registration statement is not yet effective. The Company currently plans to file an amendment thereto in April 2003, removing from the registration statement the shares owned by the purchaser affiliated with George McNamee.

Rubin Systems, Inc. and Dr. Howard Rubin

        In October 1996, the Company entered into an agreement (the "Original Agreement") with RSI, a provider of IT trend tracking, finance analysis and software engineering measurement consulting. Under the Original Agreement, RSI provided, on an exclusive basis, measurement research and analysis for use in one of the Company's Advisory Services. In June 1998, the Company and RSI entered into an addendum to the Original Agreement whereby the Company distributed for RSI certain published research products, primarily the Worldwide Benchmark Report (a publication presenting facts and trend-line data concerning IT performance and productivity, budgets and spending, emerging technologies, and business requirements compiled from a worldwide sample of IT organizations).

        In October 2000, the Company completed the acquisition of substantially all the assets of RSI for an initial payment of $750,000 in cash, $375,000 in common stock (36,874 shares), and the assumption of certain liabilities. During the year ended December 31, 2002, the Company paid $569,000 in cash and $369,000 in the form of 202,499 shares of the Company's common stock as contingent consideration in connection with the achievement of certain financial targets by RSI and $0.5 million in additional consideration in connection with the fair value of options to purchase the Company's common stock granted to Dr. Howard Rubin. During the year ended December 31, 2001 RSI earned contingent payments of $1.3 million, consisting of $250,000 paid in common stock (57,084 shares) and the remainder paid in cash. In the event certain financial targets are met, additional contingent consideration of $2.7 million payable in cash and $1.4 million payable in the Company's common stock may be paid through March 2007. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 147,027, the remaining consideration will be payable in cash. RSI is wholly-owned by Dr. Howard Rubin, a director and officer of the Company.

        Pursuant to the terms of Dr. Rubin's employment and management agreement, as amended, the Company remains obligated to pay a royalty to Dr. Rubin on certain products and services sold by the Company. The Company recognized $2.5 million, $4.3 million and $4.3 million in revenues from the sale of RSI derivative products during the years ended December 31, 2002, 2001 and 2000, respectively. In exchange for the content provided by Dr. Rubin and RSI, the Company incurred $763,000, $958,000 and $1.0 million in royalty and commission expenses to Dr. Rubin and RSI during the years ended December 31, 2002, 2001 and 2000, respectively.

First Albany Corporation

        In March 1995, the Company entered into an exclusive strategic alliance agreement with First Albany Corporation ("First Albany"), a financial services firm. The agreement provides for the distribution of the Company's written research and analysis, in its original form or as customized and expanded by First Albany, to First Albany's financial services customers, which include many institutional investors who are large IT users. The agreement restricts the Company from marketing its services to any broker dealer or sell-side firm offering services similar to those offered by First Albany. The Company is permitted to market and sell Advisory Services directly to First Albany customers. This agreement is annually renewable by First Albany, subject to attainment of specified minimum revenue targets. The Company recognized $1.3 million, $1 million and $1.03 million in revenues from this arrangement during the years ended December 31, 2002, 2001 and 2000 respectively. A director of the Company is also Chairman of First Albany Companies, Inc., the holding company of First Albany Corporation.

JMI Equity Side Fund, L.P. (the "JMI Fund")

        In 1998, the Company had subscribed for up to $4.0 million in limited partnership interests in the JMI Fund (Note 13). Distributions from the JMI Fund in excess of a return of capital and the Company's cost of capital were intended to fund payouts under the Company's Long Term Incentive Plan. In June 2001, the Company sold its limited partnership interest in the JMI Fund to affiliates of the JMI Fund and an unrelated third party for total proceeds of $3.15 million. The Company recorded a loss on the sale of $26,000 which is reflected in Other income (expense) in the Company's 2001 consolidated statement of operations. Contemporaneously with the Company's subscription to the JMI Fund, JMI, Inc., the management company of the JMI Fund, became a full-service client of the Company. In the years ended December 31, 2002, 2001 and 2000, the Company received $100,000, $115,000 and $83,000, respectively, from JMI, Inc. in consideration of services and consulting. Mr. Harry Gruner, a director of the Company, is a managing member of JMI Side Associates, L.L.C (the general partner of the JMI Fund), is affiliated with certain of the purchasers, purchased approximately three percent of the limited partnership interests sold by the Company, and is a principal of JMI, Inc.

DeBoever Architectures, Inc. and Larry DeBoever

        In November 1996, the Company acquired all the assets of DeBoever Architectures, Inc., an IT architecture planning and implementation advisory services firm wholly owned and managed by Larry DeBoever. The business of DeBoever Architectures, Inc. was merged into the Company's portfolio of Advisory Services. In connection with the acquisition, in November 1996 the Company loaned $500,000 to Mr. DeBoever pursuant to a Promissory Note and Pledge and Security Agreement (the "Promissory Note"). Under the terms of the Promissory Note, as amended, the principal balance of $500,000, plus 9% interest per annum, was extinguished over the three-year period ended December 31, 2001 as a result of the Company's Enterprise Architecture Strategies service meeting certain financial performance criteria through December 31, 2001. During the year ended December 31, 2001, the Company recognized $213,000 in expense related to the forgiveness of the Promissory Note which is included in cost of services and fulfillment in the Company's 2001 consolidated statement of operations. In April 2001, Mr. DeBoever resigned from the Company.

16. Segment Reporting

        The Company's chief operating decision-making group is comprised of the President and Chief Executive Officer, the Chief Financial Officer and certain other executive officers of the Company. The Company's operating segments are managed separately, because each operating segment represents a strategic business unit that offers distinct products/services. The Company's operating segments consist of Advisory Services, Strategic Consulting, and Published Research Products. Advisory Services provide comprehensive coverage of virtually all relevant IT- and business-related issues faced by its clients through client/analyst interaction and published conclusions and recommendations to each client's specific IT requirements. Strategic Consulting provides custom consulting services tailored to meet individual client requirements. Published Research Products offer various topic-specific reports designed to serve both as complements to the Company's core services and as standalone deliverables that meet specific assessment requirements.

        The accounting policies of the operating segments are the same as those described in Note 4 except that the disaggregated financial results for the Company's operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assistance in making internal operating decisions. The Company evaluates performance based on standalone segment operating income, defined by the Company as the segment revenues less segment cost of sales and corporate selling, general and administrative allocations. General and administrative expenses are allocated ratably based on each operating segments' respective headcount. Selling and marketing expenses are allocated ratably based on each operating segments' revenues. Management does not allocate corporate assets, non-operating income (interest income), or income taxes when measuring segment results.

        Information by operating segment is set forth below (in thousands):

	Advisory Services	Strategic Consulting	Published Research Products	Unallocated	Consolidated Total
Year Ended December 31, 2002
Revenues	$77,113	$32,009	$4,940	$2,471	$116,533
Depreciation & amortization	(4,208)	(1,759)	(314)	—	(6,281)
Operating income (loss)	5,651	(8,669)	(1,908)	—	(4,926)
Assets	—	—	—	88,964	88,964
Year Ended December 31, 2001
Revenues	$85,483	$26,863	$5,431	$2,204	$119,981
Depreciation & amortization	(4,702)	(2,081)	(925)	—	(7,708)
Operating loss	(8,146)	(2,289)	(2,945)	—	(13,389)
Assets	—	—	—	135,015	135,015
Year Ended December 31, 2000
Revenues	$84,556	$27,707	$7,009	$2,791	$122,063
Depreciation & amortization	(2,628)	(1,752)	(487)	—	(4,867)
Operating loss	(6,855)	(870)	(2,278)	—	(10,003)
Assets	—	—	—	152,463	152,463

International operations:

        The Company sells its products internationally through its subsidiaries in Canada, Australia, Singapore, Malaysia, France and Germany and a network of independent sales representative organizations located primarily in Europe, Africa, the Middle East and South America. For each of the three years in the period ended December 31, 2002, net revenues from independent sales representative organizations were $2.5 million, $12.4 million and $14.4 million, respectively. Revenues for the years ended December 31, 2002, 2001 and 2000 relating to the Company's subsidiaries from the respective dates of acquisition were $24.9 million, $7.8 million and $0.7 million, respectively. At December 31, 2002 and 2001, the Company maintained long-lived assets at its international subsidiary locations totaling $7 million and $9.1 million, respectively.

17. Selected Quarterly Financial Data (Unaudited)

        The following table sets forth certain key interim financial information for the years ended December 31, 2002 and 2001.

	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)
	(In thousands, except per share amounts)
2002:
Total revenues	$28,900	$30,723	$27,154	$29,756
Gross profit	$13,413	$15,239	$11,962	$15,211
Income (loss) before cumulative effect of change in accounting	$(1,353)	$169	$(20,352)	$2,262
Cumulative effect of change in accounting	$(22,206)	—	—	—

Net income (loss)	$(23,559)	$169	$(20,352)	$2,262

Income (loss) before cumulative effect of change in accounting per diluted common share	$(0.11)	$0.01	$(1.56)	$0.17

Net income (loss) per diluted common share	$(1.84)	$0.01	$(1.56)	$0.17

Income (loss) before cumulative effect of change in accounting per basic common share	$(0.11)	$0.01	$(1.56)	$0.17

Net income (loss) per basic common share	$(1.84)	$0.01	$(1.56)	$0.17

	First Quarter(5)	Second Quarter	Third Quarter(6)	Fourth Quarter(7)
	(In thousands, except per share amounts)
2001:
Total revenues	$30,048	$31,356	$27,807	$30,770
Gross profit	$13,126	$15,054	$13,377	$13,789
Net loss	$(273)	$(649)	$(3,662)	$(13,026)

Net loss per diluted common share	$(0.02)	$(0.06)	$(0.29)	$(1.01)

Net loss per basic common share	$(0.02)	$(0.06)	$(0.29)	$(1.01)

1.
The results of operations for the quarter ended March 31, 2002 reflect a $22.2 million cumulative effect of a change in accounting principle pursuant to the Company's adoption of SFAS 142. The impact of the cumulative effect of a change in accounting principle on diluted and basic earnings per share during the quarter was $(1.73).

2.
The results of operations for the quarter ended June 30, 2002 reflect a $1.45 million goodwill impairment loss associated with 2002 additions to goodwill in the Company's Strategic Consulting reporting segment in connection with contingent consideration paid to RSI and The Verity Group.

3.
The results of operations for the quarter ended September 30, 2002 reflect the establishment of a $12.2 million valuation allowance on the Company's deferred tax assets, a $2.2 million loss relating to vacant lease space in certain of the Company's domestic and international premises leases, a $1.2 million goodwill impairment loss associated with additional consideration paid to META Group Germany and, to a lesser extent, RSI, a $0.8 million impairment loss on the Company's investments in and advances to companies in parallel or synergistic industries, a $0.9 million charge relating to non-income related taxes, and a $1.1 million charge relating to bad debts from certain independent distributors together with accruals for estimated losses relating to certain legal matters with a former distributor.

4.
The results of operations for the quarter ended December 31, 2002 reflect a $0.7 million severance charge.

5.
The results of operations for the quarter ended March 31, 2001 includes a $2.6 million gain on the sale of the Company's investment in Intermedia Group.

6.
The results of operations for the quarter ended September 30, 2001 include a $2.8 million impairment loss on the Company's investments in and advances to companies in parallel or synergistic industries, and a $1.5 million charge in connection with a note receivable and a corporate guarantee of borrowings of the Company's former distributor in the France/Belgium territory.

7.
The results of operations for the quarter ended December 31, 2001 include a $6.3 million impairment loss on the Company's investments in and advances to companies in parallel or synergistic industries, and $5.2 million in bad debt expense associated with its domestic and international accounts receivable.

         During the quarter ended September 30, 2002, the Company adopted EITF No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. Reimbursements, including those relating to travel and out-of-pocket expenses, are now included in revenues with an equivalent amount also included in operating expense. In the above table, all periods presented have been reclassified to comply with the guidance in this issue.

        The total of quarterly earnings per share may not equal the annual amount, because earnings per share is calculated independently for each quarter.

SCHEDULE II

META GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2002:
Allowance for doubtful accounts	$2,446	$940	—	$(1,073)	$2,313
Valuation allowance for deferred tax asset	$4,388	$15,698	—	—	$20,086
Year ended December 31, 2001:
Allowance for doubtful accounts	$4,031	$6,430	—	$(8,015)	$2,446
Valuation allowance for deferred tax asset	$203	$4,185	—	—	$4,388
Year ended December 31, 2000:
Allowance for doubtful accounts	$673	$4,723	—	$(1,365)	$4,031
Valuation allowance for deferred tax asset	$203	—	—	—	$203

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY AND SIGNATURES
CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
INDEPENDENT AUDITORS' REPORT
META GROUP, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
META GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
META GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands)
META GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SCHEDULE II
META GROUP, INC. VALUATION AND QUALIFYING ACCOUNTS (In thousands)