Form 10-Q
period 2003-03-31
META GROUP INC
filed 2003-05-15
CIK 1000015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2003

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

Yes                            ☐                                    No                                ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s common stock, $.01 par value per share, outstanding as of May 7, 2003 was 13,270,235.

META Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

META Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,322	$21,448
Accounts receivable, net	29,435	33,676
Deferred commissions	2,082	1,221
Other current assets	1,639	3,880
Total current assets	53,478	60,225

Non-current portion of accounts receivable	968	4,584
Restricted cash	6,000	—
Furniture and equipment, net	6,964	7,724
Goodwill	7,821	7,483
Other intangibles, net	4,414	4,630
Investments and advances	3,742	3,997
Other assets	293	321
Total assets	$83,680	$88,964

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,813	$2,447
Deferred revenues	46,100	43,791
Borrowings under revolving credit agreement	—	1,049
Current portion of long-term debt	—	5,111
Current portion of notes payable	80	335
Accrued compensation	2,823	2,283
Accrued liabilities	8,261	8,443
Income taxes payable	320	497
Other current liabilities	2,898	3,130
Total current liabilities	62,295	67,086

Long-term portion of deferred revenues	5,253	6,008
Long-term portion of notes payable	542	589
Other non-current liabilities	1,932	1,969
Total non-current liabilities	7,727	8,566

Total liabilities	70,022	75,652

Minority interest	187	96
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per-share, authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value per-share, authorized 45,000,000 shares, issued 13,908,456 and 13,886,612 shares	139	139
Paid-in capital	59,755	59,706
Accumulated deficit	(45,781)	(45,892)
Accumulated other comprehensive loss	(300)	(395)
Treasury stock, at cost, 657,016 shares	(342)	(342)
Total stockholders’ equity	13,471	13,216
Total liabilities and stockholders’ equity	$83,680	$88,964

See notes to consolidated financial statements.

META Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

(unaudited)

	For the three months ended March 31,
	2003	2002

Revenues:
Advisory services	$18,382	$18,650
Strategic consulting	7,458	7,885
Published research products	1,814	1,823
Reimbursable expenses	519	542

Total revenues	28,173	28,900

Operating expenses:
Cost of services and fulfillment	14,230	14,945
Reimbursable expenses	519	542
Selling and marketing	7,172	8,215
General and administrative	5,089	4,646
Depreciation and amortization	1,332	1,701
Restructuring charge	—	222

Total operating expenses	28,342	30,271

Operating loss	(169)	(1,371)

Impairment loss	—	(225)
Other income, net	350	47

Income (loss) before provision (benefit) for income taxes	181	(1,549)
Provision (benefit) for income taxes	82	(218)
Minority interest in (loss) income of consolidated subsidiary	(12)	22

Income (loss) before cumulative effect of change in accounting principle	111	(1,353)
Cumulative effect of change in accounting principle	—	(22,206)
Net income (loss)	$111	$(23,559)

Amounts per fully diluted common share:
Income (loss) before cumulative effect of change in accounting principle	$0.01	$(0.11)
Cumulative effect of change in accounting principle	—	(1.73)
Net income (loss)	$0.01	$(1.84)

Amounts per basic common share:
Income (loss) before cumulative effect of change in accounting principle	$0.01	$(0.11)
Cumulative effect of change in accounting principle	—	(1.73)
Net income (loss)	$0.01	$(1.84)

Weighted average number of basic shares outstanding	13,243	12,803
Weighted average number of fully diluted shares outstanding	13,664	12,803

See notes to consolidated financial statements.

META Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2003	2002
Operating activities:
Net income (loss)	$111	$(23,559)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	22,206
Gain on sale of investment	(315)	—
Depreciation and amortization	1,332	1,701
Impairment loss	—	225
Minority interest in income of consolidated subsidiary	(12)	22
Other non-cash charges	248	114
Deferred income taxes	—	(455)
Changes in assets and liabilities:
Accounts receivable	8,157	7,990
Deferred commissions	(846)	296
Other current assets	2,135	(666)
Other assets	(5)	(43)
Accounts payable	(737)	1,496
Accrued liabilities	(219)	(5,186)
Deferred revenues	1,142	251
Net cash provided by operating activities	10,991	4,392

Investing activities:
Capital expenditures	(276)	(187)
Proceeds from sale of investment	588	—
Payments for acquisitions, net of cash acquired	—	(314)
Net cash provided by (used in) investing activities	312	(501)

Financing activities:
Increase in restricted cash	(6,000)	—
Repayment of line of credit	(1,049)	(1,125)
Repayment of term loan	(5,111)	(724)
Repayment of notes payable	(369)	—
Proceeds from exercise of stock options	51	—
Net cash used in financing activities	(12,478)	(1,849)
Effect of exchange rate changes on cash:	49	121
Net (decrease) increase in cash and cash equivalents	(1,126)	2,163
Cash and cash equivalents, beginning of period	21,448	21,433
Cash and cash equivalents, end of period	$20,322	$23,596

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2002 audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

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

Note 2 – Income Statement Classification of Reimbursements for Out-of-Pocket Expenses Incurred

During the quarter ended September 30, 2002, the Company adopted EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. Reimbursements, including those relating to travel and out-of-pocket expenses and other similar third party costs, are now included in revenues with an equivalent amount also included in operating expense for all periods presented.

Note 3 – Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives. During the quarter ended March 31, 2003, the remaining useful lives of intangible assets being amortized were reviewed and deemed to be appropriate.

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

The Company completed the second step of the impairment test as of September 30, 2002. As a result of operating losses in recent history of the Company’s Strategic Consulting and Published Research Products segments and the overall decline in IT spending that began in the second half of 2000 and continued through 2002, the Company determined that the goodwill related to the Strategic Consulting and Published Research Products segments was impaired. The respective fair values of the segments were determined by an independent third party appraiser based on valuation methods such as the discounted cash flow methodology, the guideline company methodology and the merger and acquisition methodology. Accordingly, the Company recorded a goodwill charge of $22.2 million relating to the carrying value of the goodwill of these segments as of January 1, 2002. The impairment charge was recorded as the cumulative effect of a change in accounting principle and recorded retroactive to January 1, 2002.

In accordance with SFAS 142, the Company has selected a date by which the annual impairment test will be performed, such date being September 30.

A summary of the Company’s intangible assets as of March 31, 2003 and December 31, 2002 is as follows (amounts in thousands):

	March 31, 2003
	(unaudited)

Gross Carrying Amount

Accumulated Amortization

Total

Amortized intangible assets:
Customer lists	$4,542	$(2,021)	$2,521
Intellectual property	605	(252)	353
Non-compete agreement	375	(226)	149
Content databases & other	2,075	(684)	1,391
Total	$7,597	$(3,183)	$4,414

Aggregate amortization expense:
Three months ended March 31, 2003			$307

	December 31, 2002

Gross Carrying Amount

Accumulated Amortization

Total

Amortized intangible assets:
Customer lists	$4,395	$(1,750)	$2,645
Intellectual property	561	(206)	355
Non-compete agreement	375	(202)	173
Content databases & other	2,068	(611)	1,457
Total	$7,399	$(2,769)	$4,630

Aggregate amortization expense:
Twelve months ended December 31, 2002			$1,335

Estimated amortization expense:
Remaining nine months ending December 31, 2003:	$917
Year ending December 31, 2004	1,198
Year ending December 31, 2005	1,048
Year ending December 31, 2006	554
Year ending December 31, 2007	469
Year ending December 31, 2008	228
Total	$4,414

The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2003 is as follows (in thousands):

Advisory Services

Strategic Consulting

Published Research Products

Total

Balance as of January 1, 2003	$7,483	$—	$—	$7,483
Translation adjustments	338	—	—	338
Balance as of March 31, 2003	$7,821	$—	$—	$7,821

Note 4 – Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 was as follows (in thousands):

	Three months ended March 31,
	(unaudited)	(unaudited)
	2003	2002

Net income (loss):	$111	$(23,559)
Other comprehensive income (loss):
Foreign currency translation adjustment	95	24

Comprehensive income (loss)	$206	$(23,535)

Note 5 – Segment Reporting

The Company operates in three business segments: Advisory Services, Strategic Consulting and Published Research Products. The Company’s operating segments are managed separately, because each operating segment represents a strategic business unit that generally offers distinct products or services. Advisory Services provide comprehensive coverage of relevant information technology and business-related issues faced by its clients through client/analyst interaction, published conclusions and recommendations to each client’s specific IT requirements. Strategic Consulting provides custom consulting services tailored to meet individual client requirements. Published Research Products offer various topic-specific reports designed to serve both as complements to the Company’s core services and as standalone deliverables that meet specific assessment requirements.

The accounting policies of the operating segments are the same as those described in Note 4 to the Company’s 2002 Annual Report on Form 10-K except that the disaggregated financial results for the Company’s operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Company’s management internally disaggregates financial information for the purposes of assistance in making internal operating decisions. The Company evaluates performance based on standalone segment operating income, defined by the Company as the segment revenues less segment cost of sales and corporate selling, general and administrative allocations. Selling, general and administrative expenses are allocated ratably based on each operating segments’ revenues. Management does not allocate corporate assets, capital expenditures, non-operating income (interest income), or income taxes when measuring segment results.

Information by operating segment is set forth below (in thousands):

	Advisory Services	Strategic Consulting	Published Research Products	Unallocated	Consolidated Total
Three months ended March 31, 2003

Revenues	$18,382	$7,458	$1,814	$519	$28,173
Operating income (loss)	2,156	(2,832)	507		(169)
Assets				83,680	83,680

Three months ended March 31, 2002

Revenues	$18,650	$7,885	$1,823	542	$28,900
Operating income (loss)	1,708	(3,238)	159		(1,371)
Assets				128,477	128,477

Revenues and operating income (loss) by geographic region is as follows:

	Revenue	Operating Income (loss)
Three months ended March 31, 2003

Americas	$22,234	$2
Asia-Pacific	1,077	(48)
Europe, Middle East, Africa	4,862	(123)
Consolidated Total	$28,173	$(169)

Three months ended March 31, 2002

Americas	$23,363	$(2,086)
Asia-Pacific	1,179	441
Europe, Middle East, Africa	4,358	274
Consolidated Total	$28,900	$(1,371)

Note 6 – Bank Debt

As of December 31, 2002, the Company had $6.2 million ($5.2 million outstanding under the term loan and $1 million outstanding under the revolving facility) in borrowings outstanding under its $20 million credit facility with its bank (the “Old Facility”). The Old Facility had a borrowing base equal to 80% of the Company’s eligible accounts receivable. Interest was payable at the rate of LIBOR plus 2.5% or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Old Facility was collateralized by the Company’s accounts receivable and required payment of a commitment fee payable quarterly, in arrears, of 0.25% based on the average, daily, unused portion of the Revolving Facility. The Old Facility contained a number of covenants that, among other things, restricted the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities. In addition, the Company was required to maintain certain financial covenants, including a leverage ratio covenant, a fixed charge ratio covenant, a consolidated net income covenant and a minimum EBITDA covenant. The Company was not in compliance with these covenants as of December 31, 2002. Under the terms of the Old Facility, each such covenant breach constituted an event of default pursuant to which the Company’s bank may, by notice to the Company, terminate the bank’s lending commitments to the Company and declare all obligations of the Company under the facility due and payable immediately. As the Company was in default under the Old Facility as of December 31, 2002, all outstanding borrowings were classified as a current liability on the consolidated balance sheet as of December 31, 2002. In January 2003, the Company repaid all amounts outstanding under the Old Facility from its cash on hand.

On March 12, 2003, the Company received a waiver of all prior covenant defaults. Additionally on March 12, 2003, the Company executed a new $6 million amended and restated credit agreement with its bank (the “Amended Facility”). The Amended Facility replaces the Old Facility and consists of a $6 million revolving credit facility. Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR plus 1.5% or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Amended Facility is fully collateralized by a $6 million cash deposit with its bank. This amount is reflected as restricted cash on the Company’s consolidated balance sheet as of March 31, 2003. The Amended Facility contains a number of covenants that, among other things, restricts the ability of the Company to create liens, dispose of assets, and otherwise restricts corporate activities. The Amended Facility matures in November 2004.  As of March 31, 2003, there was $0.9 million used under the Amended Facility in the form of letters of credit issued on behalf of one of the Company's independent sales representative organizations and as security for a portion of the Company's Stamford, CT and Reston, VA premises leases.  There were no borrowings outstanding as of March 31, 2003.

Note 7 – Stock-Based Compensation

The Company has three active stock-based employee compensation plans, which are described more fully in Note 13 to the Company’s 2002 Annual Report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	(unaudited)
	March 31, 2003	March 31, 2002

Reported net income (loss)	$111	$(23,559)
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of tax:	(765)	(423)
Pro forma net loss	$(654)	$(23,982)

Net income (loss) per share
Reported
Basic	$0.01	$(1.84)
Diluted	$0.01	$(1.84)

Pro forma
Basic	$(0.05)	$(1.87)
Diluted	$(0.05)	$(1.87)

Note 8 – Impairment Loss

During the quarter ended March 31, 2002, the Company recorded a $225,000 impairment loss on its investment in Spikes Cavell & Co. (“Spikes Cavell”), a UK based business that went into receivership in September 1999. Spikes Cavell’s most significant asset was an earn-out due from a third party that purchased a portion of its business. The amount of the earn-out was calculated based on the third party’s financial results for the three years ended December 31, 2001 and was ultimately settled late in the first quarter of 2003. During 2002 and continuing through the quarter ended March 31, 2003, the Company held discussions with and obtained from Spikes Cavell’s liquidator updated financial information regarding the status of the claims filed in the liquidation proceeding and the estimated assets that the liquidator expected to receive on behalf of Spikes Cavell. Based on those discussions and a review of the underlying financial data provided by the liquidator, the Company adjusted its carrying value down to the estimated amounts to be realized upon the final liquidation of Spikes Cavell. This resulted in a $225,000 impairment loss during the quarter ended March 31, 2002 and an additional loss of $150,000 recognized during the quarter ended September 30, 2002. During the quarter ended March 31, 2003, the Company received final proceeds of $588,000 and recognized a gain of $315,000, which is included in other income, net, on the consolidated statement of operations for the quarter ended March 31, 2003.

Note 9 – Restructuring charge

In February 2002, the Company announced a restructuring whereby it reduced its workforce by 43 persons (representing 7% of the workforce at the time). As a result of the restructuring, the Company incurred a $222,000 restructuring charge during the quarter ended March 31, 2002 for severance payments made during the quarter ended March 31, 2002.

Note 10 – Contingencies and Guarantees

Contingencies:

Other than ordinary routine litigation incidental to the Company’s business, the Company is not a party, nor is any of its property subject to, any pending legal proceedings.

Letters of Credit:

As of March 31, 2003, the Company had a $115,000 standby letter of credit (an “LC”) issued on behalf of one of the Company’s independent sales representative organizations (the “Distributor”). The LC was issued as security against the borrowings of the Distributor and arose as a result of previous defaults on such borrowings. Any future default by the Distributor may trigger the LC being called. The LC has a six month term and expires in June 2003.

Commitments:

As of March 31, 2003, the Company has a liability for severance payments owed to the former Chief Executive Officer of the Company. The total liability is approximately $460,000 and will be paid throughout 2003.

Guarantees:

As of March 31, 2003, the Company has the following guarantees in place:

•                  In 1998, the Company provided a corporate guarantee to the landlord of one of its current sales representative organizations guaranteeing lease payments to the landlord in an annual amount of 120,000 BPS (approximately $190,000). Any future default on the lease by the sales representative organization may trigger the guarantee being called. The guarantee expires in January 2013. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantee is approximately $1.9 million.

•                  In September 2000 the Company provided a corporate guarantee in the amount of €62,000 (approximately $66,000) guaranteeing lease payments to the landlord of one of the Company’s former independent sales representative organizations. In January 2002, the landlord called the guarantee. The claim is currently being negotiated with the landlord. The Company is currently uncertain as to when this issue will be resolved. As of March 31, 2003, the Company had accrued for this guarantee.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by words such as anticipate, believe, could, estimate, expect, intend, may, plan, project, should or will and similar words (as well as other words or expressions referencing future events, conditions or circumstances). Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors, including the risk factors set forth below under “Certain Factors That May Affect Future Results.” This discussion should be read in conjunction with the consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s other filings with the Securities and Exchange Commission, principally the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

META Group, Inc. and its subsidiaries, 1422722 Ontario Inc. (“META Group Canada”), The Sentry Group, Inc., META Group Australia Holdings PTY Limited (“META Group Australia”), META Group Singapore PTE Limited (“META Group Singapore”), Abundant Strategy SDN.BHD (“META Group Malaysia”), META Group France S.A. (“META Group France”), META Group AG (“META Germany”) and MG (Bermuda) Ltd. (collectively the “Company”) is a leading provider of information technology (“IT”) research, advisory services, and strategic consulting. The Company’s goal is to help clients be more efficient, effective, and timely in their use of IT to achieve their business goals.

The Company has three operating business segments: Advisory Services, Strategic Consulting and Published Research Products.  The Advisory Services segment provides annually renewable subscription services (focused on specific areas of IT, the special needs of the CIO and others within the IT organization, or the distinct IT/business issues of specific industry markets and the public sector), service analyst briefing engagements, and conferences. Supplementing these services are the Company’s Infusion programs, which provide an important bridge between traditional Advisory Services that examine broader industry issues and Strategic Consulting which drills into specific projects for a given client. The Strategic Consulting segment offers project consulting services that address clients’ business and technology challenges. A significant portion of Strategic Consulting clients are also Advisory Services subscribers. The Published Research Products segment includes research reports and online resources which offer thorough market research, practical executive/operational guides and in-depth IT product evaluations.

Advisory Services revenues, which generally are annually renewable contracts and payable by clients in advance, constituted approximately 65.3% and 64.5% of the Company’s total revenues for the quarters ended March 31, 2003 and 2002, respectively. Advisory Services revenues attributable to international clients are billed and collected by the Company’s independent sales representative organizations and its wholly-owned subsidiaries in Canada, Australia, Singapore, Malaysia, France and Germany. The Company realizes Advisory Service revenues from the international sales representative organizations at rates of 40% - 75% of amounts billed to those clients.

One measure of the volume of the Company’s Advisory Services business is its annualized “Contract Value,” which the Company calculates as the aggregate annual value of retainer subscription services contracts in force at a given point in time, without regard to the remaining duration of such contracts. Previously, the Company computed Contract Value based on the annualized value of Advisory

Services revenue recognized from all Advisory Services contracts in effect at a given point in time. The previous year’s Contract Value has been recomputed using the new methodology. Contract Value is not necessarily indicative of future Advisory Services revenues. Contract Value was $69 million at March 31, 2003 versus $71.7 million at March 31, 2002, a 3.7% decrease.

Revenues from Strategic Consulting engagements comprised approximately 26.5% and 27.3% of the Company’s total revenues for the quarters ended March 31, 2003 and 2002, respectively. The majority of the Company’s Strategic Consulting clients consist of Advisory Services clients seeking additional advice tailored to their individual IT requirements.

Revenues from Published Research Products comprised approximately 6.4% and 6.3% of the Company’s total revenues for the quarters ended March 31, 2003 and 2002, respectively.

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

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

REVENUES  Total revenues decreased 2.5% to $28.2 million in the quarter ended March 31, 2003 from $28.9 million in the quarter ended March 31, 2002.

Revenues from Advisory Services, which generally are derived from annually renewable contracts payable by clients in advance, decreased 1.4% to $18.4 million in the quarter ended March 31, 2003 from $18.7 million in the quarter ended March 31, 2002, and increased as a percentage of total revenues to 65.3% from 64.5%. The decrease in revenues from Advisory Services was principally due to decreased subscriptions to the Company’s Advisory Services as a result of lower IT spending resulting from general economic conditions, as well as competitive pricing pressure in the IT industry. As the Company recognizes subscription revenues ratably over the underlying contract period, Advisory Services revenues were adversely impacted during the quarter ended March 31, 2003 when compared to the quarter ended March 31, 2002 by the continued decrease in billings that began in the second half of 2000. The decrease in Advisory Services revenues was partially offset by conference revenues during the quarter ended March 31, 2003 versus the same period in the previous year due principally to the Company’s ability to secure vendor sponsorships at the Company’s METAMorphosis events in the quarter ended March 31, 2003. Advisory Services revenues attributable to international clients increased 15.4% to $3.8 million in the quarter ended March 31, 2003 from $3.3 million the quarter ended March 31, 2002, and increased as a percentage of Advisory Services revenue to 20.7% from 17.7%. The increase was due principally to increases in Advisory Services revenue in META Group Germany and the Company’s independent sales representative organizations, coupled with a decrease in the Company’s domestic Advisory Services revenue. The Company currently expects decreases in IT spending and pricing pressure to continue to impact its Advisory Service revenue for the foreseeable future.

Strategic Consulting revenues, which is comprised of project consulting services that address clients’ business and technology challenges, decreased 5.4% to $7.5 million in the quarter ended March 31, 2003 from $7.9 million in the quarter ended March 31, 2002, and decreased as a percentage of total revenues to 26.5% from 27.3%. The decrease was principally due to a decrease in consulting revenue in the US and Canada as a result of customer delays which did not allow the Company to complete certain consulting engagements, the inability to replace completed consulting engagements with new engagements, and from competitive pricing pressure on the Company’s consulting practice. The decreases were partially offset by increases in consulting revenue in Germany and France. The Company currently expects decreases in IT spending and pricing pressure to continue to impact its Strategic Consulting revenues for the foreseeable future.

Published Research Products revenues, which result from the sale of products offering thorough market research, practical executive/operational guides and in-depth IT product evaluations, remained constant at $1.8 million during the quarters ended March 31, 2003 and 2002 and increased as a percentage of total revenues to 6.4% from 6.3%. The Company experienced an increase in domestic Published Research Products revenue due principally to the timing of the completion and delivery of certain of the Company’s products in 2003 versus 2002. This increase was offset by a decrease in international Published Research Products revenues during the quarter ended March 31, 2003 versus the same period in the previous year. The Company currently expects decreases in IT spending and pricing pressure to continue to impact its Published Research Products revenue for the foreseeable future.

COST OF SERVICES AND FULFILLMENT  Cost of services and fulfillment, including reimbursable expenses, decreased 4.8% to $14.7 million in the quarter ended March 31, 2003 from $15.5 million in the quarter ended March 31, 2002 and decreased as a percentage of total revenues to 52.4% from 53.6%. The decrease was principally due to decreased payroll and payroll related costs (salaries, benefits and bonus expense) for analyst, consultant and fulfillment positions as a result of the reductions in headcount that occurred in February 2002, and reduced travel expenses attributable to both the decrease in headcount and other cost control measures.

SELLING AND MARKETING EXPENSES  Selling and marketing expenses decreased 12.7% to $7.2 million in the quarter ended March 31, 2003 from $8.2 million in the quarter ended March 31, 2002 and decreased as a percentage of total revenues to 25.5% from 28.4%. The decrease in selling and marketing expenses was principally due to decreased commission expense as a result of lower commissions paid to the Company’s sales personnel during 2002 as a result of the decrease in sales that occurred during 2002 versus 2001. As the Company amortizes commission payments over the subscription period in which the related Advisory Services revenues are amortized to income, the Company experienced a decrease in commission expense during the quarter ended March 31, 2003 versus the same period in the previous year.

GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses increased 9.5% to $5.1 million during the quarter ended March 31, 2003 from $4.6 million in the quarter ended March 31, 2002, and increased as a percentage of total revenues to 18.1% from 16.1%. The increase in general and administrative expenses was due principally to increased salary and benefits expenses as a result of additional management personnel put in place during the second half of 2002 across several geographic regions in order to increase local management oversight in the regions.

DEPRECIATION AND AMORTIZATION  Depreciation and amortization expense decreased 21.7% to $1.3 million during the quarter ended March 31, 2003 from $1.7 million in the quarter ended March 31, 2002 and decreased as a percentage of total revenues to 4.7% from 5.9%. The decrease was principally due to lower depreciation expense as a result of the decrease in capital expenditures that occurred during 2001 and 2002.

RESTRUCTURING CHARGE  In February 2002,  the Company announced a restructuring whereby it reduced its workforce by 43 persons (representing 7% of the workforce at the time). As a result of the restructuring, the Company incurred a $222,000 restructuring charge during the quarter ended March 31, 2002 for severance payments made during the quarter ended March 31, 2002. There were no restructuring charges during the quarter ended March 31, 2003.

IMPAIRMENT LOSS  During the quarter ended March 31, 2002, the Company recorded a $225,000 impairment loss on its investment in Spikes Cavell & Co. (“Spikes Cavell”), a UK based business that went into receivership in September 1999. Spikes Cavell’s most significant asset was an earn-out due from a third party that purchased a portion of its business. The amount of the earn-out was calculated based on the third party’s financial results for the three years ended December 31, 2001. During the quarter ended March 31, 2002, the Company held discussions with and obtained from Spikes Cavell’s liquidator updated financial information regarding the status of the claims filed in the liquidation proceeding and the estimated assets that the liquidator expected to receive on behalf of Spikes Cavell. Based on those discussions and a review of the underlying financial data provided by the liquidator, the Company adjusted its carrying value down to the estimated amounts to be realized upon the final liquidation of Spikes Cavell. This resulted in a $225,000 impairment loss. There was no impairment loss during the quarter ended March 31, 2003.

OTHER INCOME, NET  Other income, net, increased to $350,000 during the quarter ended March 31, 2003 from $47,000 during the quarter ended March 31, 2002. The increase is principally due to a $315,000 gain recognized on the final settlement of the Company’s investment in Spikes Cavell. See Note 9 to the consolidated financial statements.

PROVISION FOR INCOME TAXES   During the quarter ended March 31, 2003, the Company recorded a provision for income taxes of $82,000 versus an income tax benefit of $218,000 during the quarter ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations primarily through cash generated from operations, and, to a lesser extent, from borrowings under its credit facility and from the sale of its common stock. The Company generated approximately $11 million of cash from operations during the three months ended March 31, 2003, compared to $4.4 million of cash generated from operations in the same period of 2002. The increase in cash generated from operations was principally due to decreases in bonuses paid during the quarter ended March 31, 2003 versus the quarter ended March 31, 2002, improved operating results, decreases in other current assets, and, to a lesser extent, from cash collections on outstanding accounts receivable. Such decreases were partially offset by a decrease in the Company’s accounts payable balances at March 31, 2003 versus March 31, 2002.

The Company used $0.3 million of cash in the three months ended March 31, 2003, compared to $0.2 million in the same period of 2002, for capital expenditures consisting of furniture, equipment, computers and related software and Web site infrastructure. The purchases that were made during the quarter ended March 31, 2003 were made principally to support the Company’s Web site and network infrastructure. The Company currently expects that additional purchases of equipment will be made during 2003 and that such expenditures will remain approximately the same when compared to the 2002 levels. The Company has no material commitments for capital expenditures; however, the Company anticipates that it will continue to upgrade its internal systems to support its business.

During the quarter ended March 31, 2002, the Company recorded a $225,000 impairment loss on its investment in Spikes Cavell & Co. (“Spikes Cavell”), a UK based business that went into receivership in September 1999. Spikes Cavell’s most significant asset was an earn-out due from a third party that purchased a portion of its business. During 2002 and continuing through the quarter ended March 31, 2003, the Company held discussions with and obtained from Spikes Cavell’s liquidator updated financial information regarding the status of the claims filed in the liquidation proceeding and the estimated assets that the liquidator expected to receive on behalf of Spikes Cavell. During the quarter ended March 31, 2003, the Company received final proceeds of $588,000 and recognized a gain of $315,000, which is included in other income, net, on the consolidated statement of operations for the quarter ended March 31, 2003.

As of December 31, 2002, the Company had $6.2 million ($5.2 million outstanding under the term loan and $1 million outstanding under the revolving facility) in borrowings outstanding under its $20 million credit facility with its bank (the “Old Facility”). The Old Facility had a borrowing base equal to 80% of the Company’s eligible accounts receivable. Interest was payable at the rate of LIBOR plus 2.5% or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Old Facility was collateralized by the Company’s accounts receivable and required payment of a commitment fee payable quarterly, in arrears, of 0.25% based on the average, daily, unused portion of the Revolving Facility. The Old Facility contained a number of covenants that, among other things, restricted the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restrict corporate activities. In addition, the Company was required to maintain certain financial covenants, including a leverage ratio covenant, a fixed charge ratio covenant, a consolidated net income covenant and a minimum EBITDA covenant. The Company was not in compliance with these covenants as of December 31, 2002. Under the terms of the Old Facility, each such covenant breach constituted an event of default pursuant to which the Company’s bank may, by notice to the Company, terminate the bank’s lending commitments to the Company and declare all obligations of the Company under the facility due and payable immediately. As the Company was in default under the Old Facility as of December 31, 2002, all outstanding borrowings were classified as a current liability on the consolidated balance sheet as of December 31, 2002. In January 2003, the Company repaid all amounts outstanding under the Old Facility from its cash on hand.

On March 12, 2003, the Company received a waiver of all prior covenant defaults. Additionally on March 12, 2003, the Company executed a new $6 million amended and restated credit agreement with its bank (the “Amended Facility”). The Amended Facility replaces the Old Facility and consists of a $6 million revolving credit facility. Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR plus 1.5% or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Amended Facility is fully collateralized by a $6 million cash deposit with its bank. This amount is reflected as restricted cash on the Company’s consolidated balance sheet as of March 31, 2003. The Amended Facility contains a number of covenants that, among other things, restricts the ability of the Company to create liens, dispose of assets, and otherwise restricts corporate activities. The Amended Facility matures in November 2004.  As of March 31, 2003, there was $0.9 million used under the Amended Facility in the form of letters of credit issued on behalf of one of the Company's independent sales representative organizations and as security for a portion of the Company's Stamford, CT and Reston, VA premises leases.  There were no borrowings outstanding as of March 31, 2003.

During the quarter ended March 31, 2003, the Company paid $368,000 in satisfaction of the terms of notes payable held by certain former shareholders of META Group Germany. The notes were acquired when the Company acquired the remaining interest in META Group Germany in September 2002. As of March 31, 2003, $622,000 remains payable under the notes, which are payable through January 2006.

During the quarter ended March 31, 2002, the Company paid $0.4 million in cash to The Verity Group (“Verity”), an IT consulting company, as additional contingent consideration earned during the year ended December 31, 2001. The consideration was recorded as additional goodwill. There are no additional contingent consideration payments remaining under the terms of the Verity purchase agreement.

As of March 31, 2003, the Company had a $115,000 standby letter of credit (an “LC”) issued on behalf of one of the Company’s independent sales representative organizations (the “Distributor”). The LC was issued as security against the borrowings of the Distributor and arose as a result of previous defaults on such borrowings. Any future default by the Distributor may trigger the LC being called. The LC has a six month term and expires in June 2003.

As of March 31, 2003, the Company has the following guarantees in place:

•                  In 1998, the Company provided a corporate guarantee to the landlord of one of its current sales representative organizations guaranteeing lease payments to the landlord in an annual amount of 120,000 BPS (approximately $190,000). Any future default on the lease by the sales representative organization may trigger the guarantee being called. The guarantee expires in January 2013. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantee are approximately $1.9 million.

•                  In September 2000 the Company provided a corporate guarantee in the amount of €62,000 (approximately $66,000) guaranteeing lease payments to the landlord of one of the Company’s former independent sales representative organizations. In January 2002, the landlord called the guarantee. The claim is currently being negotiated with the landlord. The Company is currently uncertain as to when this issue will be resolved.

As of March 31, 2003, the Company has a liability for severance payments owed to the former Chief Executive Officer of the Company. The total liability is approximately $460,000 and will be paid throughout 2003.

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

As of March 31, 2003, approximately $780,000 in consideration remains outstanding for the purchase of a majority interest in META Group Norway. The Company currently anticipates that it will fund the remaining outstanding consideration in the first half of 2003.

In February 2002, the Company announced a strategic reorganization to align the Company’s resources with current market demand and to better position the Company for profitability. As part of the reorganization, the Company reduced its workforce by 43 persons (representing 7% of the workforce at the time). The Company incurred a $222,000 restructuring charge during the quarter ended March 31, 2002 for severance payments made during the quarter ended March 31, 2002. There were no restructuring charges during the quarter ended March 31, 2003.

As of March 31, 2003, the Company had cash and cash equivalents of $20.3 million, restricted cash of $6 million, and negative working capital of $8.8 million. The increase in the Company’s cash balances (including restricted cash) during the quarter ended March 31, 2003 is due principally to collections of its accounts receivable and increases in deferred revenues, and, to a lesser extent, as a result of cost-containment measures including, but not limited to, management of discretionary expenditures and employee expense policies. These increases were partially offset by the repayment of all outstanding borrowings under its credit facility and payments against outstanding notes payable.

The Company generated net income of $0.1 million for the quarter ended March 31, 2003, and a loss before the cumulative effect of a change in accounting principle of $1.4 million for the quarter ended March 31, 2002. To maintain profitability, the Company will need to, among other things, achieve revenue growth and/or maintain expenses below revenue levels. The Company cannot be certain whether, or when, any of these will occur. If the Company fails to either achieve sufficient revenue growth or maintain expenses below revenue levels, any such failure will likely result in continued losses that would have a material adverse effect on the Company’s financial results and condition.

The Company currently believes existing cash balances, anticipated cash flows from operations and borrowings under its credit facility will be sufficient to meet its working capital, capital expenditure and credit facility payment requirements for the next 12 months. The Company currently intends to continue its efforts to monitor its accounts receivable collections and manage expenses. The Company also currently believes that decreases in and delays of IT spending as a result of general economic conditions and competitive pricing pressure are likely to continue to negatively impact its business for the foreseeable future.

The following summarizes the Company’s contractual obligations and other commitments as of March 31, 2003 and the effect such obligations are currently expected to have on its liquidity and cash flow in future periods (in thousands):

	Twelve Months Ending December 31,
	2003 (1)	2004	2005	2006	2007	Thereafter
Operating leases	$4,487	$5,591	$4,823	$4,326	$4,466	$2,334
Payments due under employment/severance agreements	563	233
Notes payable		348	248	26
	$5,050	$6,172	$5,071	$4,352	$4,466	$2,334

(1) Represents nine months ending December 31, 2003

Critical Accounting Policies

Our significant accounting policies are described in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies include:

•             Revenue Recognition – Revenues from our Advisory Services are recognized on a straight-line basis over the subscription contract period, generally one year. All subscription contracts are billable at signing, absent special terms granted on a limited basis from time to time. As such, our policy is to record at the time of signing of an Advisory Services subscription contract the fees receivable and related deferred revenues for the full amount of the subscription contract. Accounts receivable and deferred revenues that extend beyond a 12-month period have been classified on the consolidated balance sheets as non-current. We also record the related sales commission obligation upon the signing of the subscription contract and amortize the corresponding deferred commission expense over the subscription period in which the related Advisory Services revenues are earned and amortized to income. We recognize revenue on Strategic Consulting engagements as the work is performed and the services are rendered utilizing the percentage of completion method or based on time and materials on a contract by contract basis. Revenues from Published Research Products are recognized at the time the applicable product is  delivered. Additionally, we record reductions to revenue for estimated customer cancellations.

•             Accounts Receivable Allowance – We generally evaluate our accounts receivable on a monthly basis. As part of our analysis, we examine our collections history, the age of the receivables in question, any specific customer collection issues that we have identified, and general market conditions. At March 31, 2003 and 2002, our total accounts receivable balance was $30.4 million and $33.6 million, respectively. Based upon our analysis of estimated recoveries and collections associated with the receivables balances, we have $2.3 million and $2.4 million of accounts receivable reserves at March 31, 2003 and 2002, respectively. The determination of the amount of the accounts receivable reserves is subject to significant levels of judgment and estimation by our management. If circumstances change or economic conditions deteriorate, we may need to increase the reserve.

•             Investment Recoverability – We follow a practice to review our individual investments for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, we review the business climate of each investee, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. As a result of our review, there were no provisions for impairment in the quarter ended March 31, 2003. For the quarter ended March 31, 2002, we recorded a $225,000 impairment loss on our investment in Spikes Cavell. We will continue to evaluate our investments for impairment every quarter, and based on our review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment.

•             Deferred Tax Asset Recoverability – During the year ended December 31, 2002, we recorded a full valuation allowance against our deferred tax assets as a result of our losses over the recent history. We considered future taxable income versus the cumulative losses incurred during the previous three years and determined that, in light of the cumulative losses over our recent history, we could not support a conclusion that realization of the existing deferred tax assets was more likely than not. During the quarter ended March 31, 2003, there was no change in in the circumstances described above. Should we determine that we would be able to realize our deferred tax assets in the future, an adjustment will be made to the balance of the valuation allowance.

•             Goodwill Impairment - Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Intangible assets with finite lives will continue to be amortized over their useful lives.

With respect to our intangible assets with finite lives, during the quarter ended March 31, 2003, we assessed the remaining useful lives of such assets and deemed them to be appropriate.

With respect to our goodwill recorded as of January 1, 2002, we completed the implementation of FAS 142 as of September 30, 2002. Based on the completion of the test, it was determined that the goodwill associated with our Strategic Consulting and Published Research Products segments were impaired as of January 1, 2002. Accordingly, we recorded a goodwill charge of $22.2 million relating to the carrying value of the goodwill of these segments as of January 1, 2002. The impairment charge was recorded as the cumulative effect of a change in accounting principle and recorded retroactive to January 1, 2002.

As of March 31, 2003, we have on our consolidated balance sheet goodwill of $7.8 million associated with the Advisory Services segment. In accordance with SFAS 142, we have selected a date by which the annual impairment test will be performed, such date being September 30. We will test this goodwill more frequently if certain indicators arise.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” statements.  In particular, this Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include statements concerning:

•             information technology spending;

•             general economic conditions;

•             competitive pricing pressure

•             anticipated expense levels relative to the Company’s total revenues

•             working capital;

•             capital expenditures and capital requirements;

•             cash flows and cash balances;

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

Forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that could have a material adverse effect on the Company’s business, results of operations and financial condition or cause actual results to differ materially from those set forth in the forward-looking statements.  These risks and uncertainties include:

•             the Company’s ability to manage expense levels;

•             general economic conditions;

•             decreases and delays in information technology spending;

•             product pricing limiting the potential market for the Company’s Advisory Services, Strategic Consulting services and Published Research products;

•             the level and timing of subscription renewals to the Company’s Research and Advisory services;

•             the level and timing of non-recurring Strategic Consulting engagements;

•             the level and timing of production and delivery of Published Research products;

•             market acceptance of and demand for the Company’s products and services and the timing thereof, both domestically and internationally;

•             the Company’s ability to increase its penetration of existing customers and expand to additional customers;

•             the Company’s ability to deliver consistent, high-quality and timely analysis and advice to its clients;

•             the Company’s ability to recruit, retain and develop research analysts, consultants, management and administrative staff;

•             the Company’s ability to anticipate changing market needs;

•             fluctuations in the Company’s operating results

•             changes in competitive conditions in the Company’s industry;

•             the integration of new businesses into the Company’s operations;

•             the Company’s ability to manage and fund its international operations;

•             the Company’s ability to find distributors for its products and services internationally;

•             political and social turmoil in foreign markets and other international risks;

•             goodwill and any impairment thereof;

•             strategic investments and any impairment thereof;

•             volatility and unpredictability of the Company’s stock price; and

•             other risks detailed in the Company’s filings with the Securities and Exchange Commission, including those discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

Item 3.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to borrowings under its $6 million amended and restated credit facility. As of March 31, 2003, there were no borrowings outstanding under this facility. In the event the Company draws on the facility, interest is computed on outstanding borrowings at the rate of LIBOR plus 1.5% or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Company believes that an increase or a decrease of ten percent in the effective interest rate on available borrowings on its facility, if fully utilized, would not have a material effect on future results of operations.

The Company is exposed to market risk as it relates to changes in the market value of its strategic investments. The Company made investments in and advances to companies in parallel or synergistic industries to that of the Company’s. During the quarter ended March 31, 2002, the Company recorded $0.2 million impairment losses on its investment in Spikes Cavell. There were no impairment losses recognized during the quarter ended March 31, 2003. As of March 31, 2003, the Company had investments and advances totaling $3.7 million. These investments and advances are inherently risky because the investee companies are private companies that are typically in the early development stages. Adverse changes in market conditions, like those experienced during the latter half of the year ended December 31, 2000 through March 2003, and poor operating results of the underlying investments may result in the Company incurring additional losses or an inability to recover the remaining value of its investments and advances.

The Company is exposed to market risk as it relates to foreign currency exchange rates. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against foreign currencies. Changes in foreign currency exchange rates may therefore negatively affect the Company’s consolidated revenues and expenses. Currency transaction gains or losses arising from transactions in currencies other than the functional currency of the Company’s foreign subsidiaries are included in the results of operations. Such gains and losses were not material to the Company’s consolidated results of operations during the quarters ended March 31, 2003 and 2002. The Company has not entered into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4.                       CONTROLS AND PROCEDURES

The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. Although the Company believes its pre-existing disclosure controls and procedures were adequate to enable it to comply with its disclosure obligations, as a result of such review, the Company implemented minor changes, primarily to formalize and document procedures already in place. The Company also established a disclosure committee, which consists of certain members of the Company’s senior management. The Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company
3.2	Amended and Restated Bylaws of the Company (as of May 1, 2003)
11.1	Statement regarding computation of per-share earnings
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-97848).

(b)                                 Reports on Form 8-K.

There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META Group, Inc.

Date:	May 15, 2003	By:	/s/ John A. Piontkowski
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

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date:

May 15, 2003

/s/ Alfred J. Amoroso
Chief Executive Officer and President (Principal Executive Officer)

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

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date:

May 15, 2003

/s/ John A. Piontkowski
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)