Form 10-Q
period 2003-06-30
META GROUP INC
filed 2003-08-14
CIK 1000015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2003

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of June 30, 2003 was 13,324,586.

META Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

META Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$15,162	$21,448
Accounts receivable, net	29,587	33,676
Deferred commissions	1,761	1,221
Other current assets	1,080	2,593
Total current assets	47,590	58,938

Restricted cash	6,000	—
Non-current portion of accounts receivable	697	4,584
Furniture and equipment, net	6,122	7,724
Goodwill	8,221	7,483
Other intangibles, net	4,230	4,630
Investments and advances	3,775	3,997
Other assets	576	321
Total assets	$77,211	$87,677

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,688	$2,447
Deferred revenues	43,245	42,400
Borrowings under revolving credit agreement	—	1,049
Current portion of long-term debt	—	5,111
Notes payable	154	335
Accrued compensation	2,762	2,283
Accrued liabilities	7,808	9,834
Income taxes payable	248	497
Other current liabilities	2,759	1,843
Total current liabilities	58,664	65,799

Non-current portion of deferred revenues	3,607	6,008
Notes payable	525	589
Other non-current liabilities	1,994	1,969
Total liabilities	64,790	74,365

Minority interest in consolidated subsidiaries	253	96

Stockholders’ equity:
Preferred stock, $.01 par value per-share, authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value per-share, authorized 45,000,000 shares, issued 13,981,602 and 13,886,612	140	139
Paid-in capital	59,905	59,706
Accumulated deficit	(47,298)	(45,892)
Accumulated other comprehensive loss	(237)	(395)
Treasury stock, at cost, 657,016 shares	(342)	(342)
Total stockholders’ equity	12,168	13,216
Total liabilities and stockholders’ equity	$77,211	$87,677

See notes to consolidated financial statements.

META Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002

Revenues:
Advisory services	$19,281	$20,373	$37,663	$39,023
Strategic consulting	8,699	8,404	16,157	16,289
Published research products	1,376	1,227	3,190	3,050
Reimbursable expenses	701	719	1,220	1,261

Total revenues	30,057	30,723	58,230	59,623

Operating expenses:
Cost of services and fulfillment	15,613	14,765	29,843	29,710
Reimbursable expenses	701	719	1,220	1,261
Selling and marketing	8,504	7,348	15,676	15,563
General and administrative	5,708	4,431	10,797	9,077
Depreciation and amortization	1,282	1,434	2,614	3,135
Restructuring charge	—	—	—	222
Goodwill impairment loss	—	1,452	—	1,452

Total operating expenses	31,808	30,149	60,150	60,420

Operating income (loss)	(1,751)	574	(1,920)	(797)
Investment impairment loss	—	(50)	—	(275)
Other income (expense), net	350	(41)	700	6
Income (loss) before provision for income taxes	(1,401)	483	(1,220)	(1,066)
Provision for income taxes	50	314	132	96
Minority interest in income of consolidated subsidiaries	66	—	54	22
Income (loss) before cumulative effect of change in accounting principle	(1,517)	169	(1,406)	(1,184)
Cumulative effect of change in accounting principle	—	—	—	(22,206)
Net income (loss)	$(1,517)	$169	$(1,406)	$(23,390)

Amounts per fully diluted common share:
Income (loss) before cumulative effect of change in accounting principle	$(0.11)	$0.01	$(0.11)	$(0.09)
Cumulative effect of change in accounting principle	—	—	—	(1.71)
Net income (loss)	$(0.11)	$0.01	$(0.11)	$(1.80)

Amounts per basic common share:
Income (loss) before cumulative effect of change in accounting principle	$(0.11)	$0.01	$(0.11)	$(0.09)
Cumulative effect of change in accounting principle	—	—	—	(1.71)
Net income (loss)	$(0.11)	$0.01	$(0.11)	$(1.80)

Weighted average number of basic common shares outstanding	13,272	13,024	13,258	13,024
Weighted average number of diluted common shares outstanding	13,272	13,153	13,258	13,024

See notes to consolidated financial statements.

META Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2003	2002
Operating activities:
Net loss	$(1,406)	$(23,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	22,206
Depreciation and amortization	2,614	3,135
Provision for doubtful accounts	—	452
Gain on sale of investment	(615)
Impairment loss on investments	—	275
Goodwill impairment loss	—	1,452
Minority interest	54	22
Deferred income taxes	—	560
Other non-cash charges	165	36
Changes in assets and liabilities:
Accounts receivable	8,741	11,151
Deferred commissions	(507)	324
Other current assets	1,412	(25)
Other assets	(34)	321
Accounts payable	(949)	297
Accrued expenses and other current liabilities	(1,354)	(6,753)
Deferred revenues	(2,284)	(6,204)
Net cash provided by operating activities	5,837	3,859

Investing activities:
Capital expenditures	(323)	(519)
Payments for acquisitions	(250)	(812)
Proceeds from sale of investments	888
Net cash (used in) provided by investing activities	315	(1,331)

Financing activities:
Proceeds from exercise of stock options	139	—
Proceeds from employee stock purchase plan	62	82
Repayment of line of credit	(1,049)	(1,992)
Repayment of term loan	(5,111)	(1,391)
Repayment of notes payable	(369)	—
Increase in restricted cash	(6,000)	—
Net cash used in financing activities	(12,328)	(3,301)
Effect of exchange rate changes on cash	(110)	324
Net decrease in cash and cash equivalents	(6,286)	(449)
Cash and cash equivalents, beginning of period	21,448	21,433
Cash and cash equivalents, end of period	$15,162	$20,984

See notes to consolidated financial statements.

META Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Interim Financial Statements

The accompanying consolidated financial statements include the accounts of META Group, Inc. (the “Company”) and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2002 audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

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

Note 2 – Income Statement Classification of Reimbursements for Out-of-Pocket Expenses Incurred

During the quarter ended September 30, 2002, the Company adopted EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. Reimbursements, including those relating to travel and out-of-pocket expenses are now included in revenues with an equivalent amount also included in operating expense.

Note 3– Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives. During the quarter ended June 30, 2003, the remaining useful lives of intangible assets being amortized were reviewed and deemed to be appropriate.

The goodwill impairment test is a two-step process that requires goodwill to be allocated to the reporting units. In the first step, the fair value of the reporting unit is compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared to the carrying value of the goodwill and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill.

The Company completed the second step of the impairment test as of September 30, 2002. As a result of operating losses in recent history of the Company’s Strategic Consulting and Published Research Products segments and the overall decline in IT spending that began in the second half of 2000 and continued through 2002, the Company determined that the goodwill related to the Strategic Consulting and Published Research Products segments was impaired. Accordingly, the Company recorded a goodwill charge of $22.2 million relating to the carrying value of the goodwill of these segments as of January 1, 2002. The impairment charge was recorded as the cumulative effect of a change in accounting principle and recorded retroactive to January 1, 2002. Additionally, as a result of the impairment of the Strategic Consulting and Published Research Products segments, additions to goodwill of the respective segments totaling $1.45 million during the six months ended June 30, 2002 were deemed impaired and recorded as an impairment loss during the quarter ended June 30, 2002. There were no additions to goodwill of the respective segments during the six months ended June 30, 2003.

In accordance with SFAS 142, the Company has selected a date by which the annual impairment test will be performed, such date being September 30.

  A summary of the Company’s intangible assets as of June 30, 2003 and December 31, 2002 is as follows (amounts in thousands):

	June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer lists	$4,827	$(2,396)	$2,431
Intellectual property	653	(305)	348
Non-compete agreement	375	(250)	125
Content databases & other	2,083	(757)	1,326
Total	$7,938	$(3,708)	$4,230

Aggregate amortization expense:
Six months ended June 30, 2003:			$630

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer lists	$4,395	$(1,750)	$2,645
Intellectual property	561	(206)	355
Non-compete agreement	375	(202)	173
Content databases & other	2,068	(611)	1,457
Total	$7,399	$(2,769)	$4,630

Aggregate amortization expense:
Twelve months ended December 31, 2002:			$1,335

Estimated amortization expense:
Remaining six months ending December 31, 2003:	$649
Year ending December 31, 2004	1,251
Year ending December 31, 2005	1,093
Year ending December 31, 2006	555
Year ending December 31, 2007	469
Year ending December 31, 2008	213
Total	$4,230

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2003 is as follows (in thousands):

Advisory Services

Strategic Consulting

Published Research Products

Total

Balance as of January 1, 2003	$7,483	$—	$—	$7,483
Translation adjustments	738	—	—	738
Balance as of June 30, 2003	$8,221	$—	$—	$8,221

Note 4 – Comprehensive Income  (Loss)

Comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net income (loss)	$(1,517)	$169	$(1,406)	$(23,390)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	63	(49)	158	(25)

Comprehensive income (loss)	$(1,454)	$120	$(1,248)	$(23,415)

Note 5 – Segment Reporting

The Company operates in three business segments: Advisory Services, Strategic Consulting and Published Research Products. The Company’s operating segments are managed separately, because each operating segment represents a strategic business unit that generally offers distinct products or services. Advisory Services provide comprehensive coverage of relevant information technology and business-

related issues faced by its clients through client/analyst interaction, published conclusions and recommendations to each client’s specific IT requirements. Strategic Consulting provides custom consulting services tailored to meet individual client requirements. Published Research Products offer various topic-specific reports designed to serve both as complements to the Company’s core services and as standalone deliverables that meet specific assessment requirements.

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

Information by operating segment is set forth below (in thousands):

	Advisory Services	Strategic Consulting	Published Research Products	Unallocated	Consolidated Total
Three months ended June 30, 2003

Revenues	$19,281	$8,699	$1,376	$701	$30,057
Operating income (loss)	531	(2,426)	144	—	(1,751)
Assets				77,211	77,211

Three months ended June 30, 2002

Revenues	$20,373	$8,404	$1,227	719	$30,723
Operating income (loss)	106	427	41	—	574
Assets				118,668	118,668

Six months ended June 30, 2003

Revenues	$37,663	$16,157	$3,190	1,220	$58,230
Operating income (loss)	2,687	(5,258)	651	—	(1,920)
Assets				77,211	77,211

Six Months ended June 30, 2002

Revenues	$39,023	$16,289	$3,050	1,261	$59,623
Operating income (loss)	1,814	(2,811)	200	—	(797)
Assets				118,668	118,668

Revenues and operating income (loss) by geographic region are as follows:

	Revenues	Operating Income (loss)
Three months ended June 30, 2003

Americas	$22,859	$(2,080)
Asia-Pacific	1,833	368
Europe, Middle East, Africa	5,365	(39)
Consolidated Total	$30,057	$(1,751)

Three months ended June 30, 2002

Americas	$25,922	$271
Asia-Pacific	1,216	536
Europe, Middle East, Africa	3,585	(233)
Consolidated Total	$30,723	$574

	Revenues	Operating Income (loss)
Six months ended June 30, 2003

Americas	$45,094	$(2,078)
Asia-Pacific	2,909	320
Europe, Middle East, Africa	10,227	(162)
Consolidated Total	$58,230	$(1,920)

Six months ended June 30, 2002

Americas	$49,283	$(1,815)
Asia-Pacific	2,396	977
Europe, Middle East, Africa	7,944	41
Consolidated Total	$59,623	$(797)

Note 6 – Bank Debt

As of December 31, 2002, the Company had $6.2 million ($5.2 million outstanding under the term loan and $1 million outstanding under the revolving facility) in borrowings outstanding under its $20 million credit facility with its bank (the “Old Facility”). The Old Facility had a borrowing base equal to 80% of the Company’s eligible accounts receivable. Interest was payable at the rate of LIBOR plus 2.5% or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Old Facility was collateralized by the Company’s accounts receivable and required payment of a commitment fee payable quarterly, in arrears, of 0.25% based on the average, daily, unused portion of the Revolving Facility. The Old Facility contained a number of covenants that, among other things, restricted the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restricted corporate activities. In addition, the Company was required to maintain certain financial covenants, including a leverage ratio covenant, a fixed charge ratio covenant, a consolidated net income covenant and a minimum EBITDA covenant. The Company was not in compliance with these covenants as of December 31, 2002. Under the terms of the Old Facility, each such covenant breach constituted an event of default pursuant to which the Company’s bank could, by notice to the Company, have terminated the bank’s lending commitments to the Company and declared all obligations of the Company under the facility due and payable immediately. As the Company was in default under the Old Facility as of December 31, 2002, all outstanding borrowings were classified as a current liability on the consolidated balance sheet as of December 31, 2002. In January 2003, the Company repaid all amounts outstanding under the Old Facility from its cash on hand.

On March 12, 2003, the Company received a waiver of all prior covenant defaults. Additionally on March 12, 2003, the Company executed a new $6 million amended and restated credit agreement with its bank (the “Amended Facility”). The Amended Facility replaced the Old Facility and consists of a $6 million revolving credit facility. Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR plus 1.5% or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Amended Facility is fully collateralized by a $6 million cash deposit with its bank. This cash deposit is reflected as restricted cash on the Company’s consolidated balance sheet as of June 30, 2003. The Amended Facility contains a number of covenants that, among other things, restricts the ability of the Company to create liens; dispose of assets; consolidate with, be acquired by or enter into a merger agreement or into any binding agreement to do any of the foregoing which is not contingent on obtaining the consent of the bank; materially change the nature of the Company’s business; alter or modify the Company’s name, structure or status or change its fiscal year. The Amended Facility contains no financial covenants, and matures in November 2004. As of June 30, 2003, there was $0.8 million used under the Amended Facility in the form of letters of credit issued on behalf of one of the Company's independent sales representative organizations and as security for a portion of the Company's Stamford, CT and Reston, VA premises leases. There were no borrowings outstanding as of June 30, 2003.

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

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Reported net income (loss)	$(1,517)	$169	$(1,406)	$(23,390)
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of tax:	(562)	(320)	(1,341)	(586)
Pro forma net loss	$(2,079)	$(151)	$(2,747)	$(23,976)

Net income (loss) per share
Reported
Basic	$(0.11)	$0.01	$(0.11)	$(1.80)
Diluted	$(0.11)	$0.01	$(0.11)	$(1.80)

Pro forma
Basic	$(0.16)	$(0.01)	$(0.21)	$(1.84)
Diluted	$(0.16)	$(0.01)	$(0.21)	$(1.84)

Note 8 – Impairment Loss

During the quarter ended March 31, 2002, the Company recorded a $225,000 impairment loss on its investment in Spikes Cavell & Co. (“Spikes Cavell”), a UK based business that went into receivership in September 1999. Spikes Cavell’s most significant asset was an earn-out due from a third party that purchased a portion of its business. The amount of the earn-out was calculated based on the third party’s financial results for the three years ended December 31, 2001 and was ultimately settled late in the first quarter of 2003. During 2002  the Company held discussions with and obtained from Spikes Cavell’s liquidator updated financial information regarding the status of the claims filed in the liquidation proceeding and the estimated assets that the liquidator expected to receive on behalf of Spikes Cavell. Based on those discussions and a review of the underlying financial data provided by the liquidator, the Company adjusted its carrying value down to the estimated amounts to be realized upon the final liquidation of Spikes Cavell. This resulted in a $225,000 impairment loss during the quarter ended March 31, 2002 and an additional loss of $150,000 recognized during the quarter ended September 30, 2002. During the six months ended June 30, 2003, the Company received final proceeds of $588,000 and recognized a gain of $315,000, which is included in other income (expense) net, on the consolidated statement of operations for the six months ended June 30, 2003.

During the quarter ended June 30, 2002, the Company recorded a $50,000 impairment loss on its investment in Computerwire, PLC., a UK based business that commenced formal dissolution procedures during the quarter ended June 30, 2002. Consequently, the Company recorded an impairment loss on the remaining value of its investment.

There were no impairment losses recorded by the Company during the three or six month periods ended June 30, 2003.

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

Letters of Credit:

As of June 30, 2003, the Company had a $115,000 standby letter of credit (an “LC”) issued on behalf of one of the Company’s independent sales representative organizations (the “Distributor”). The LC was issued as security against the borrowings of the Distributor and arose as a result of previous defaults on such borrowings. Any future default by the Distributor may trigger the letter of credit being called. The LC has a six month term and expires in December 2003. During the quarter ended June 30, 2003, the Company recorded a charge of $25,000 (reflected in general and administrative expenses on the Company’s consolidated statements of operations for the quarter and six months ended June 30, 2003) equal to the estimated fair value of the guarantee upon its issuance.

Commitments:

As of June 30, 2003, the Company has a liability for severance payments owed to the former Chief Executive Officer of the Company. The total liability is approximately $524,000 and will be paid throughout 2003.

Guarantees:

As of June 30, 2003, the Company has the following guarantees in place:

•                  In 1998, the Company provided a corporate guarantee to the landlord of one of its current sales representative organizations guaranteeing lease payments to the landlord in an annual amount of 120,000 £ (approximately $198,000). Any future default on the lease by the sales representative organization may trigger the guarantee being called. The guarantee expires in January 2013. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantee is approximately $1.9 million. The carrying amount of this guarantee is zero.

•                  In September 2000 the Company provided a corporate guarantee in the amount of €62,000 (approximately $73,000) guaranteeing lease payments to the landlord of one of the Company’s former independent sales representative organizations. In January 2002, the landlord called the guarantee. The claim is currently being negotiated with the landlord. The Company is currently uncertain as to when this issue will be resolved. As of June 30, 2003, the Company has $61,000 accrued for this guarantee.

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

Overview

META Group, Inc. with its subsidiaries, 1422722 Ontario Inc. (“META Group Canada”), The Sentry Group, Inc., META Group Australia Holdings PTY Limited (“META Group Australia”), META Group Singapore PTE Limited (“META Group Singapore”), Abundant Strategy SDN.BHD (“META Group Malaysia”), META Group Hong Kong Limited (“META Group Hong Kong”), META Group IT Corp. (“META Group Phillippenes”), META Group Korea Co. Ltd (“META Group Korea”), META Group Italia S.R.L. (“META Group Italy”), META Group France S.A. (“META Group France”), META Group AG (“META Group Germany”) and MG (Bermuda) Ltd. (collectively the “Company”) is a leading independent research and consulting firm focusing on information technology (“IT”) and business transformation strategies. The Company’s goal is to deliver objective, consistent, and actionable guidance to enable organizations to innovate more rapidly and effectively.

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

Advisory Services revenues, which generally are annually renewable contracts and payable by clients in advance, constituted approximately 64% and 66% of the Company’s total revenues for the quarters ended June 30, 2003 and 2002, respectively. Advisory Services revenues attributable to international clients are billed and collected by the Company’s independent sales representative organizations, its wholly-owned subsidiaries in Canada, Australia, Singapore, Malaysia, France and Germany. The Company realizes Advisory Service revenues from the international sales representative organizations at rates of 25% to 75% of amounts billed to those clients.

One measure of the volume of the Company’s Advisory Services business is its annualized “Contract Value,” which the Company calculates as the aggregate value of retainer subscription services contracts in force at a given point in time, without regard to the remaining duration of such contracts.

Previously, the Company computed Contract Value based on the annualized value of Advisory Services revenue recognized from all Advisory Services contracts in effect at a given point in time. The previous year’s Contract Value has been recomputed using the new methodology. Contract Value is not necessarily indicative of future Advisory Services revenues. Contract Value was $67.9 million at June 30, 2003 versus $69.6 million at June 30, 2002, a 2% decrease.

Revenues from Strategic Consulting engagements comprised approximately 29% and 27% of the Company’s total revenues for the quarters ended June 30, 2003 and 2002, respectively. The majority of the Company’s Strategic Consulting clients consist of Advisory Services clients seeking additional advice tailored to their individual IT requirements.

Revenues from Published Research Products comprised approximately 4% of the Company’s total revenues for the quarters ended June 30, 2003 and 2002.

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

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUES  Total revenues decreased 2.2% to $30.1 million in the quarter ended June 30, 2003 from $30.7 million in the quarter ended June 30, 2002.

Revenues from Advisory Services, which generally are derived from annually renewable contracts payable by clients in advance, decreased 5.4% to $19.3 million in the quarter ended June 30, 2003 from $20.4 million in the quarter ended June 30, 2002, and decreased as a percentage of total revenues to 64.2% in the quarter ended June 30, 2003 from 66.3% in the quarter ended June 30, 2002.  The decrease in revenues from Advisory Services was principally due to decreased subscriptions to the Company’s Advisory Services as a result of decreased IT spending due to general economic conditions, as well as a decrease in guru consulting revenue, which generally are half-day briefings with the Company’s analysts which complement the deliverables underlying the Company’s advisory services. These decreases were partially offset by an increase in conference revenue during the quarter ended June 30, 2003 when compared to the prior year period as a result of the Company’s ability to secure vendor sponsorships at certain of its events that occurred during the quarters ended June 30, 2003 and 2002. Advisory Services revenues attributable to international clients increased 59.9% to $5.3 million in the quarter ended June 30, 2003 from $3.3 million the quarter ended June 30, 2002, and increased as a percentage of Advisory Services revenue to 27.5% from 16.3%. The increase in Advisory Services revenue attributable to international clients was due principally to increases in the Company’s German, French and Asia Pacific subsidiaries. The Company currently expects decreases in IT spending and pricing pressure to continue to impact its Advisory Service revenue for the foreseeable future.

Strategic Consulting revenues, which result from Strategic Consulting engagements addressing clients’ business and technology issues, increased 3.5% to $8.7 million in the quarter ended June 30, 2003 from $8.4 million in the quarter ended June 30, 2002, and increased as a percentage of total revenues to 28.9% from 27.4%. The increase was principally due to increased consulting revenue from the Company’s German subsidiary, and was partially offset by a decrease in the Americas (US and Canada) as a result of competitive pricing pressures in the industry. The Company currently expects decreases in IT spending and pricing pressure to continue to impact its Strategic Consulting revenues for the foreseeable future.

Published Research Products revenues, which result from the sale of published research products offering market research, practical executive/operational guides and in-depth IT product evaluations, increased 12.1% to $1.4 million in the quarter ended June 30, 2003 from $1.2 million in the quarter ended June 30, 2002, and increased as a percentage of total revenues to 4.6% from 4.0%. The increase in Published Research Products revenues was principally due to an increase in demand for the Company's Published Research Products surrounding the areas of measurement and architecture during the quarter ended June 30, 2003 when compared to the same period in the previous year. However, the Company currently expects pricing pressure to continue to impact its Published Research Products revenue for the foreseeable future.

COST OF SERVICES AND FULFILLMENT  Cost of services and fulfillment, including reimbursable expenses, increased 5.4% to $16.3 million in the quarter ended June 30, 2003 from $15.5 million in the quarter ended June 30, 2002 and increased as a percentage of total revenues to 54.3% from 50.4%. The increase was principally due to increases in payroll costs (salary and bonus expense) as a result of increased provisions for employee bonuses and increased salary levels of the Company’s research and fulfillment personnel and consultants during the quarter ended June 30, 2003 when compared to the prior year. These increases were partially offset by decreases in outside consulting expenses and travel costs of the Company’s fulfillment personnel and consultants.

SELLING AND MARKETING EXPENSES  Selling and marketing expenses increased 15.7% to $8.5 million in the quarter ended June 30, 2003 from $7.3 million in the quarter ended June 30, 2002 and increased as a percentage of total revenues to 28.3% from 23.9%. The increase in selling and marketing expenses was principally due to $0.7 million in marketing expenses associated with the Company’s marketing and branding campaign launched in March 2003, increased personnel costs (salary and benefits) as a result of higher salary levels and increased selling and marketing costs in the Company’s international subsidiaries during the quarter ended June 30, 2003 versus the same period in the previous year. These increases were partially offset by a decrease in bad debt expense during the quarter ended June 30, 2003 versus the same period in the previous year.

GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses increased 28.8% to $5.7 million in the quarter ended June 30, 2003 from $4.4 million in the quarter ended June 30, 2002, and increased as a percentage of total revenues to 19% from 14.4%. The increase in general and administrative expenses was principally due to increased expenses throughout the Company’s international subsidiaries as a result of the implementation of additional management throughout the subsidiaries, additional costs incurred associated with the establishment of new entities in the Asia Pacific region during the quarter, and increased personnel costs (salary and bonus) in the US as a result of provisions for employee bonuses and higher salary levels during the quarter ended June 30, 2003 versus the same period in the previous year.

DEPRECIATION AND AMORTIZATION  Depreciation and amortization expense decreased 10.6% to $1.3 million in the quarter ended June 30, 2003 from $1.4 million in the quarter ended June 30, 2002 and decreased as a percentage of total revenues to 4.3% from 4.7%. The decrease was principally due to decreased levels of net depreciable assets on hand during the quarter ended June 30, 2003 versus the same period in the previous year which resulted from decreased capital expenditures that commenced in 2001 and continued through the first half of 2003.

GOODWILL IMPAIRMENT LOSS  During the quarter ended June 30, 2002, the Company recorded a $1.45 million goodwill impairment loss as a result of the adoption of SFAS 142. The Company was required to complete a transitional impairment test of goodwill existing at January 1, 2002 by June 30, 2002. The transitional test performed indicated that impairment existed in the Company’s Strategic Consulting and Published Research Products business segments as of January 1, 2002. As a result of this determination, additions to goodwill in the Strategic Consulting business segment in the amount of $1.45 million, arising from contingent consideration payments earned by Rubin Systems, Inc. and the Verity Group earned as of June 30, 2002, were deemed to be impaired as of June 30 2002. There were no goodwill impairment losses recognized during the three months ended June 30, 2003.

INVESTMENT IMPAIRMENT LOSS  During the quarter ended June 30, 2002, the Company recorded a $50,000 impairment loss on its investment in Computerwire, PLC., a UK based business that commenced formal dissolution procedures during the quarter ended June 30, 2002. Consequently, the Company recorded an impairment loss on the remaining value of its investment during the quarter ended June 30 2002. There was no impairment loss during the quarter ended June 30, 2003.

OTHER INCOME (EXPENSE), NET  During the quarter ended June 30, 2003, the Company had total other income of $350,000 and consisted primarily of a gain recognized on the sale of one of the Company’s investments in a third party. During the quarter ended June 30, 2002, the Company recorded net other expense (primarily interest expense net of interest income) of $41,000, which consisted primarily of interest expense related to the Company’s outstanding borrowings under its credit facility.

PROVISION FOR INCOME TAXES     During the quarter ended June 30, 2003, the Company recorded a provision for income taxes of $50,000 versus a provision for income taxes of $314,000 during the quarter ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUES  Total revenues decreased 2.3% to $58.2 million in the six months ended June 30, 2003 from $59.6 million in the six months ended June 30, 2002.

Revenues from Advisory Services decreased 3.5% to $37.7 million in the six months ended June 30, 2003 from $39.0 million in the six months ended June 30, 2002 and decreased as a percentage of total revenues to 64.7% from 65.5%. The decrease in revenues from Advisory Services was principally due to decreased subscriptions to the Company’s Advisory Services. This resulted from the decrease in demand for such services that began in the second half of 2000 due to a decrease in IT spending as a result of general economic conditions, and, to a lesser extent, from a decrease in guru consulting revenue, which generally are half-day briefings with the Company’s analysts which complement the deliverables underlying the Company’s advisory services. These decreases were partially offset by increases in conference revenue during the six months ended June 30, 2003 when compared to the prior year period as a result of the Company’s ability to secure vendor sponsorships at certain of its events.

Strategic Consulting revenues decreased 1% to $16.2 million in the six months ended June 30, 2003 from $16.3 million in the six months ended June 30, 2002, and increased as a percentage of total revenues to 27.7% from 27.3%. The decrease was principally due to decreases experienced in the US and Canada as a result of competitive pricing conditions in the industry and as a result of decreases in and delays of IT spending as a result of general economic conditions. The decreases were partially offset by increases in consulting revenues from the Company’s subsidiaries in Germany and France during the six months ended June 30, 2003 versus the same period in the previous year.

Published Research Products revenues increased 4.6% to $3.2 million in the six months ended June 30, 2003 from $3.0 million in the six months ended June 30, 2002 and increased as a percentage of total revenues to 5.5% from 5.1%.  The increase in revenues was principally due to increased demand for the Company's Published Research Products surrounding the areas of measurement and architecture during the six months ended June 30, 2003 when compared to the same period in the previous year.

COST OF SERVICES AND FULFILLMENT  Cost of services and fulfillment, including reimbursable expenses, remained constant at $31 million, and increased as a percentage of total revenues to 53.3%

from 51.9%. During the six months ended June 30, 2003, the Company experienced an increase in expenses in its subsidiaries in Asia Pacific, and to a lesser extent, in France due to an increase in the number of analyst, consultant and fulfillment positions within such subsidiaries and an increase in outside consulting charges incurred throughout the subsidiaries during the six months ended June 30, 2003 versus the same period in the previous year. Additionally, bonus expense increased during the six months ended June 30, 2003 versus the same period in the previous year. These increases were offset by a decrease in outside consulting charges incurred in the US and a decrease in employee travel expenses.

SELLING AND MARKETING EXPENSES  Selling and marketing expenses increased 1% to $15.7 million in the six months ended June 30, 2003 from $15.6 million in the six months ended June 30, 2002 and increased as a percentage of total revenues to 26.9% from 26.1%. The increase in selling and marketing expenses was principally due to increased marketing expenses associated with the Company’s marketing and branding campaign launched in March 2003, and was partially offset by a decrease in bad debt expense incurred during the six months ended June 30, 2003 versus the same period in the previous year.

GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses increased 18.9% to $10.8 million in the six months ended June 30, 2003 from $9.1 million in the six months ended June 30, 2002 and increased as a percentage of total revenue to 18.5% from 15.2%. The increase in expenses was principally due to increased expenses throughout the Company’s international subsidiaries as a result of the implementation of additional management throughout the subsidiaries, additional costs incurred associated with the establishment of new entities in the Asia Pacific region during the six months ended June 30, 2003, and increased personnel costs (salary and bonus) in the US as a result of provisions for employee bonuses and higher salary levels during the six months ended June 30, 2003 versus the same period in the previous year.

DEPRECIATION AND AMORTIZATION  Depreciation and amortization expense decreased 16.6% to $2.6 million in the six months ended June 30, 2003 from $3.1 million in the six months ended June 30, 2002. The decrease was principally due to decreased levels of net depreciable assets on hand during the six months ended June 30, 2003 versus the same period in the previous year as a result of decreased capital expenditures that commenced in 2001 and continued through the first half of 2003.

RESTRUCTURING CHARGE  In February 2002,  the Company announced a restructuring whereby it reduced its workforce by 43 persons, representing 7% of the workforce at the time. As a result of the restructuring, the Company incurred a $222,000 restructuring charge during the quarter ended March 31, 2002 for severance payments made during the quarter ended March 31, 2002. There were no restructuring charges recorded during the six months ended June 30, 2003.

GOODWILL IMPAIRMENT LOSS  During the six months ended June 30, 2002, the Company recorded a $1.45 million goodwill impairment loss as a result of the adoption of SFAS 142. The Company was required to complete a transitional impairment test of goodwill existing at January 1, 2002 by June 30, 2002. The transitional test performed indicated that impairment existed in the Company’s Strategic Consulting and Published Research Products business segments as of January 1, 2002. As a result of this determination, additions to goodwill in the Strategic Consulting business segment in the amount of $1.45 million, arising from contingent consideration payments earned by Rubin Systems, Inc. and the Verity Group earned as of June 30, 2002, were deemed to be impaired as of June 30 2002. There were no goodwill impairment losses recognized during the six months ended June 30, 2003.

INVESTMENT IMPAIRMENT LOSS  During the six months ended June 30, 2002, the Company recorded impairment losses of $275,000 on its investments in Computerwire, PLC. (“Computerwire”), and Spikes Cavell & Co. (“Spikes Cavell”). Spikes Cavell is a UK based business that went into receivership in September 1999. Spikes Cavell’s most significant asset was an earn-out due from a third party that purchased a portion of its business. The amount of the earn-out was calculated based on the third party’s financial results for the three years ended December 31, 2001. During the quarter ended March 31, 2002, the Company held discussions with and obtained from Spikes Cavell’s liquidator updated financial information regarding the status of the claims filed in the liquidation proceeding and the estimated assets that the liquidator expected to receive on behalf of Spikes Cavell. Based on those discussions and a review of the underlying financial data provided by the liquidator, the Company adjusted the carrying value down to the estimated amounts to be realized upon the final liquidation of Spikes Cavell. This resulted in a $225,000 impairment loss. Computerwire was a UK based business that commenced formal dissolution procedures during the quarter ended June 30, 2002. Consequently, the Company recorded an impairment loss of $50,000 on the remaining value of its investment during the quarter ended June 30 2002. There were no impairment losses during the six months ended June 30, 2003.

OTHER INCOME (EXPENSE), NET  During the six months ended June 30, 2003, the Company recorded net other income of $0.7 million which consisted of a gain of $0.3 million recognized on the final settlement of the Company’s investment in Spikes Cavell, a gain of $0.3 million recognized on the sale of another of the Company’s investments in a third party, and interest income earned on the Company’s cash balances. During the quarter ended June 30, 2002, the Company recognized net other income of $6,000 which consisted of interest income earned on the Company’s cash balances, offset by interest expense on the Company’s outstanding borrowings under its credit facility.

PROVISION FOR INCOME TAXES  During the six months ended June 30, 2003, the Company recorded an income tax provision of $132,000 versus a provision for income taxes of $96,000 recorded during the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations primarily through cash generated from operations, and, to a lesser extent, from borrowings under its credit facility and from the sale of its common stock. The Company generated approximately $5.8 million of cash from operations during the six months ended June 30, 2003, compared to $3.9 million of cash generated from operations in the same period of 2002. The increase in cash generated from operations was principally due to a decrease in bonus payments made during the six months ended June 30, 2003 versus the same period in the previous year, and, to a lesser extent, as a result of increased levels of deferred revenues at June 30, 2003 versus 2002. These were partially offset by a decrease in cash collections during the six months ended June 30, 2003 versus the same period in the previous year as a result of overall decreases in billings that began in the second half of 2000.

The Company used $0.3 million of cash in the six months ended June 30, 2003, compared to $0.5 million in the same period of 2002, for capital expenditures consisting of furniture, equipment, computers and related software and Web site infrastructure. The purchases that were made during the six months ended June 30, 2003 were made principally to support the Company’s Web site and network infrastructure. The Company currently expects that additional purchases of equipment will be made during 2003 and that such expenditures will remain approximately the same when compared to the 2002 levels. The Company has no material commitments for capital expenditures; however, the Company anticipates that it will continue to upgrade its internal systems to support its business.

During the quarter ended March 31, 2003, the Company received final proceeds of $588,000 on the liquidation of Spikes Cavell and recognized a gain of $315,000. Additionally, in May 2003 the Company sold another of its investments in a third party entity. Total proceeds were $0.3 million. The Company recognized a gain on the sale of $0.3 million.

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

During the six months ended June 30, 2002, the Company recorded $0.9 million in additional goodwill in connection with contingent consideration earned by Rubin Systems, Inc. (“RSI”) in connection with the achievement of certain financial targets for the year ended December 31, 2001. The Company paid $569,000 in cash and issued $369,000 (202,499 shares) in the Company’s common stock in the third quarter of 2002 in satisfaction of the contingent consideration. In the event certain financial targets are met, additional contingent consideration of $2.7 million payable in cash and $1.4 million payable in the Company’s common stock may be paid through March 2007. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 147,027, the remaining consideration will be payable in cash. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

During the six months ended June 30, 2003, the Company paid $250,000 for the purchase of its distributor in Italy. As of June 30, 2003, the Company currently believes that it will complete the acquisitions of its distributors in England and Northern Europe during the second half of 2003. Total consideration for the purchase of the two distributors is currently estimated to be $5 million, which the Company currently believes will be paid in cash during the second half of 2003.

As of December 31, 2002, the Company had $6.2 million ($5.2 million outstanding under the term loan and $1 million outstanding under the revolving facility) in borrowings outstanding under its $20 million credit facility with its bank (the “Old Facility”). The Old Facility had a borrowing base equal to 80% of the Company’s eligible accounts receivable. Interest was payable at the rate of LIBOR plus 2.5% or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Old Facility was collateralized by the Company’s accounts receivable and required payment of a commitment fee payable quarterly, in arrears, of 0.25% based on the average, daily, unused portion of the Revolving Facility. The Old Facility contained a number of covenants that, among other things, restricted the ability of the Company to incur additional indebtedness, pay dividends or other distributions, dispose of certain assets, enter into sale and leaseback transactions, create liens, make certain investments, acquisitions or mergers, and that otherwise restricted corporate activities. In addition, the Company was required to maintain certain financial covenants, including a leverage ratio covenant, a fixed charge ratio covenant, a consolidated net income covenant and a minimum EBITDA covenant. The Company was not in compliance with these covenants as of December 31, 2002. Under the terms of the Old Facility, each such covenant breach constituted an event of default pursuant to which the Company’s bank could, by notice to the Company, have terminated the bank’s lending commitments to the Company and declared all obligations of the Company under the facility due and payable immediately. As the Company was in default under the Old Facility as of December 31, 2002, all outstanding borrowings were classified as a current liability on the consolidated balance sheet as of December 31, 2002. In January 2003, the Company repaid all amounts outstanding under the Old Facility from its cash on hand.

On March 12, 2003, the Company received a waiver of all prior covenant defaults. Additionally on March 12, 2003, the Company executed a new $6 million amended and restated credit agreement with its bank (the “Amended Facility”). The Amended Facility replaced the Old Facility and consists of a $6 million revolving credit facility. Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR plus 1.5% or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Amended Facility is fully collateralized by a $6 million cash deposit with its bank. This cash deposit is reflected as restricted cash on the Company’s consolidated balance sheet as of June 30, 2003. The Amended Facility contains a number of covenants that, among other things, restricts the ability of the Company to create liens; dispose of assets; consolidate with, be acquired by or enter into a merger agreement or into any binding agreement to do any of the foregoing which is not contingent on obtaining the consent of the bank; materially change the nature of the Company’s business; alter or modify the Company’s name, structure or status or change its fiscal year. The Amended Facility contains no financial covenants, and matures in November 2004.

During the six months ended June 30, 2003, the Company paid $368,000 in satisfaction of the terms of notes payable held by certain former shareholders of META Group Germany. The notes were acquired when the Company acquired the remaining interest in META Group Germany in September 2002. As of June 30, 2003, $679,000 remains payable under the notes, which are payable through January 2006.

As of June 30, 2003, the Company had a $115,000 standby letter of credit (an “LC”) issued on behalf of one of the Company’s independent sales representative organizations (the “Distributor”). The LC was issued as security against the borrowings of the Distributor and arose as a result of previous defaults on such borrowings. Any future default by the Distributor may trigger the letter of credit being called. The LC has a six month term and expires in December 2003.

As of June 30, 2003, the Company has the following guarantees in place:

•                  In 1998, the Company provided a corporate guarantee to the landlord of one of its current sales representative organizations guaranteeing lease payments to the landlord in an annual amount of 120,000 £ (approximately $198,000). Any future default on the lease by the sales representative organization may trigger the guarantee being called. The guarantee expires in January 2013. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantee is approximately $1.9 million.

•                  In September 2000 the Company provided a corporate guarantee in the amount of €62,000 (approximately $73,000) guaranteeing lease payments to the landlord of one of the Company’s former independent sales representative organizations. In January 2002, the landlord called the guarantee. The claim is currently being negotiated with the landlord. The Company is currently uncertain as to when this issue will be resolved.

As of June 30, 2003, the Company has a liability for severance payments owed to the former Chief Executive Officer of the Company. The total liability is approximately $524,000 and will be paid throughout 2003.

As of June 30, 2003, the Company had cash and cash equivalents of $15.2 million, restricted cash of $6 million, and negative working capital of $11.1 million. The Company generated a net loss of $1.4 million for the six months ended June 30, 2003, and a loss before the cumulative effect of a change in accounting principle of $1.2 million for the six months ended June 30, 2002. To maintain profitability, the Company will need to, among other things, achieve revenue growth and/or maintain expenses below revenue levels. The Company cannot be certain whether, or when, any of these will occur. If the Company fails to either achieve sufficient revenue growth or maintain expenses below revenue levels, any such failure will likely result in continued losses that would have a material adverse effect on the Company’s financial results and condition.

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

The following summarizes the Company’s contractual obligations and other commitments as of June 30, 2003 and the effect such obligations are currently expected to have on its liquidity and cash flow in future periods (in thousands):

	Twelve Months Ending December 31,
	2003 (1)	2004	2005	2006	2007	Thereafter
Operating leases	$3,088	$5,769	$4,921	$4,400	$4,530	$2,411
Payments due under employment/severance agreements	587	233
Notes payable	—	372	272	36

	$3,675	$6,374	$5,193	$4,436	$4,530	$2,411

(1) Represents six months ending December 31, 2003

Critical Accounting Policies

Our significant accounting policies are described in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

•                  Revenue Recognition – Revenues from our Advisory Services are recognized on a straight-line basis over the subscription contract period, generally one year. All subscription contracts are billable at signing, absent special terms granted on a limited basis from time to time. As such, our policy is to record at the time of signing of an Advisory Services subscription contract the fees receivable and related deferred revenues for the full amount of the subscription contract. Accounts receivable and deferred revenues that extend beyond a 12-month period have been classified on the consolidated balance sheets as non-current. We also record the related sales commission obligation upon the signing of the subscription contract and amortize the corresponding deferred commission expense over the subscription period in which the related Advisory Services revenues are earned and amortized to income. We recognize revenue on Strategic Consulting engagements as the work is performed and the services are rendered utilizing the percentage of completion method or based on time and materials on a contract by contract basis. The average duration of our consulting engagements is 2-3 months. Revenues from Published Research Products are recognized at the time the applicable product is  delivered. Additionally, we record reductions to revenue for estimated customer cancellations.

•                  Accounts Receivable Allowance –We generally evaluate our accounts receivable on a monthly basis. As part of our analysis, we examine our collections history, the age of the receivables in question, any specific customer collection issues that we have identified, and general market conditions. At June 30, 2003 and 2002, our total accounts receivable balance was $30.3 million and $30.7 million, respectively. Based upon our analysis of estimated recoveries and collections associated with the receivables balances, we have $2.2 million and $2.4 million of accounts receivable reserves at June 30, 2003 and 2002, respectively. The determination of the amount of the accounts receivable reserves is subject to significant levels of judgment and estimation by our management. If circumstances change or economic conditions deteriorate, we may need to increase the reserve.

•                  Investment Recoverability –We follow a practice to review our individual investments for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, we review the business climate of each investee, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. As a result of our review, there were no provisions for impairment in the six months ended June 30, 2003. For the six months ended June 30, 2002, we recorded impairment charges of $275,000. We will continue to evaluate our investments for impairment every quarter, and based on our review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment.

•                  Deferred Tax Asset Recoverability – During the year ended December 31, 2002, we recorded a full valuation allowance against our deferred tax assets as a result of our losses over the recent history. We considered future taxable income versus the cumulative losses incurred during the previous three years and determined that, in light of the cumulative losses over our recent history, we could not support a conclusion that realization of the existing deferred tax assets was more likely than not. During the six months ended June 30, 2003, there was no change in the circumstances described above. Should we determine that we would be able to realize our deferred tax assets in the future, an adjustment will be made to the balance of the valuation allowance.

•                  Goodwill Impairment - Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Intangible assets with finite lives will continue to be amortized over their useful lives. With respect to our intangible assets with finite lives, during the quarter ended June 30, 2003, we assessed the remaining useful lives of such assets and deemed them to be appropriate.

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

As of June 30, 2003, we have on our consolidated balance sheet goodwill of $8.2 million associated with the Advisory Services segment. In accordance with SFAS 142, we have selected a date by which the annual impairment test will be performed, such date being September 30. We will test this goodwill more frequently if certain indicators arise.

Impact of Recently Issued Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables," ("EITF 00-21").  EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and rights to use assets.  The provisions of EITF 00-21 will apply to revenue arrangements entered into in the fiscal periods beginning after June 15, 2003.  The Company has examined its current Advisory Service offerings and has determined that the accounting criteria set forth in EITF 00-21 will not impact the Company's current accounting treatment of its Advisory Service offerings.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It also requires certain disclosures by the primary beneficiary of a variable interest entity and by an enterprise that holds significant variable interests in a variable interest entity where the enterprise is not the primary beneficiary. FIN 46 is effective for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and effective for the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 requires an entity to disclose certain information regarding a variable interest entity, if, when the Interpretation becomes effective, it is reasonably possible that an enterprise will consolidate or have to disclose information about that variable interest entity, regardless of the date on which the variable interest entity was created.  The Company currently does not have any interest in any unconsolidated entity for which variable interest entity accounting is required and therefore does not expect FIN 46 to have a material affect on the Company’s consolidated financial statements.

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

Item 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to borrowings under its $6 million amended and restated credit facility. As of June 30, 2003, there were no borrowings outstanding under this facility. In the event the Company draws on the facility, interest is computed on outstanding borrowings at the rate of LIBOR plus 1.5% or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Company believes that an increase or a decrease of ten percent in the effective interest rate on available borrowings on its facility, if fully utilized, would not have a material effect on future results of operations.

The Company is exposed to market risk as it relates to changes in the market value of its strategic investments. The Company made investments in and advances to companies in parallel or synergistic industries to that of the Company’s. During the six months ended June 30, 2002, the Company recorded $0.3 million impairment losses on certain of its investments. There were no impairment losses recognized during the six months ended June 30, 2003. As of June 30, 2003, the Company had investments and advances totaling $3.8 million. These investments and advances are inherently risky because the investee companies are private companies that are typically in the early development stages. Adverse changes in market conditions, like those experienced during the latter half of the year ended December 31, 2000 through 2002, and poor operating results of the underlying investments may result in the Company incurring additional losses or an inability to recover the remaining value of its investments and advances.

The Company is exposed to market risk as it relates to foreign currency exchange rates.

Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against foreign currencies. Changes in foreign currency exchange rates may therefore negatively affect the Company’s consolidated revenues and expenses. Currency transaction gains or losses arising from transactions in currencies other than the functional currency of the Company’s foreign subsidiaries are included in the results of operations. Such gains and losses were not material to the Company’s consolidated results of operations during the six months ended June 30, 2003 and 2002. The Company has not entered into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4.                     CONTROLS AND PROCEDURES

The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer as of the end of the period covered by this report. Although the Company believes its pre-existing disclosure controls and procedures were adequate to enable it to comply with its disclosure obligations, as a result of such review, the Company implemented minor changes, primarily to formalize and document procedures already in place. The Company also established a disclosure committee, which consists of certain members of the Company’s senior management. The Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 4.             Submission of Matters to a Vote of Security Holders.

On May 19, 2003, the Company held its Annual Meeting of Stockholders. At such Annual Meeting, the stockholders of the Company voted on (i) the election of three Class II Directors to serve for a three-year term and until their successors have been duly elected and qualified and (ii) to ratify the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2003.

The number of votes cast for the re-election of the Class II Directors listed below were as follows:

	Number of Shares
Nominees	For	Against	Withhold Authority
Gayl Doster	9,517,102	—	89,401
Alfred J. Amoroso	9,601,203	—	5,300
Harry Gruner	9,493,503	—	113,000

Each of Michael Simmons, George McNamee, Howard Rubin, Dale Kutnick, Francis Saldutti and Monte Ford continued as directors of the Company after the Annual Meeting of Stockholders.

The number of votes cast to ratify the appointment of Deloitte & Touche LLP as the Company’s independent public accountants were as follows:

Number of Shares

For

Against

Withhold Authority

9,601,042	5,161	300

Item 6.             Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company (as of May 1, 2003)
11.1	Statement regarding computation of per-share earnings
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-97848).

(2)          Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003 (File No. 0-27280)

(b)                                 Reports on Form 8-K.

On May 6, 2003, the Company filed a report on Form 8-K dated May 5, 2003, in connection with a release of the Company’s results of operations for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META Group, Inc.

Date: August 14, 2003	By:	/s/ John A. Piontkowski
John A. Piontkowski
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)