Form 10-K/A
period 2002-12-31
META GROUP INC
filed 2003-10-31
CIK 1000015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

        The matters discussed in this report including, but not limited to, statements concerning IT spending; competitive pricing pressure; general economic conditions; anticipated revenues from international operations; anticipated cost and expense levels relative to the Company's total revenues; anticipated working capital and capital expenditures; cash flow and cash balances; acquisitions and potential contingent payments related thereto; goodwill; or other statements using words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "project", "should" or "will" constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied in the past and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties, and other information discussed within this Form 10-K/A (and in the documents incorporated by reference into this Form 10-K/A). For a discussion of these risk factors, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors".

EXPLANATORY NOTE

        We are filing this Amendment No. 1 on Form 10-K/A in response to comments received by us from the Staff of the Securities and Exchange Commission in connection with their review of our Registration Statement on Form S-3 filed on June 17, 2003. We have not been requested to, and we are not, restating our financial results. This Annual Report has been amended to exclude the reference to an independent third party appraiser in Note 8 to the consolidated financial statements. For convenience and ease of reference we are filing this Annual Report in its entirety. Unless otherwise stated, all information contained in this amendment is as of March 28, 2003, the filing date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

        In addition to the traditional Advisory Services, which provide ad-hoc interaction with analysts, the Company also provides Infusion programs—unique programs that provide detailed process models and proactive interaction with analysts and consultants designed to support best practice structured transformation in the IT environment. Infusion programs focus on IT and business process issues as well as best practice models. Each program is based on program and project management disciplines providing a method to break up challenges into manageable projects, phases, activities, and tasks. Infusion programs include many of the same deliverables as an Advisory Service and add the following deliverables (the specific deliverables will vary, however, based upon the level of Infusion program—standard or premium—chosen by the client):

  •
  Action Plan Development is a collaboration between the client and a META Group analyst on a detailed action plan for the 12-month subscription—updated quarterly via teleconference

  •
  Program Review Briefings are held at the Company's headquarters or at client sites and address client-specific issues—offered three times a year to supplement the action plan development.

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

Risk Factors

        The following risk factors should be read in conjunction with the information in this Form 10-K/A (and the documents incorporated by referenced into this Form 10-K/A). These risk factors could have a material adverse effect on the Company's business, results of operations and financial condition or otherwise cause actual results to differ materially from those contained in the forward-looking statements.

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

  (a)
  (3) List of Exhibits.

        The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K/A:

Exhibit Number	Description
2.1(1)(2)	Agreement and Plan of Merger by and among META Group, Inc., MG Acquisition Corporation, and The Sentry Group, Inc. dated as of September 23, 1998 ("Agreement and Plan of Merger")
2.2(1)	Amendment No. 1 to Agreement and Plan of Merger dated as of October 20, 1998
2.3(8)	Amendment No. 2 to Agreement and Plan of Merger dated as of May 12, 2000
2.4(11)	Agreement of Purchase and Sale by and among META Group, Inc., JMI Equity Side Fund, L.P., JMI Side Associates, L.L.C. and the purchasers listed on the signature pages thereto dated as of June 15, 2001
3.1(3)	Amended and Restated Certificate of Incorporation of the Company
3.2(3)	Amended and Restated Bylaws of the Company
4.1(3)	Specimen Certificate Representing the Common Stock
4.2(6)	Form of Common Stock Purchase Warrant (Immediate Vesting) issued to stockholders of The Sentry Group, Inc. on October 20, 1998
4.3(6)	Form of Common Stock Purchase Warrant (Contingent Vesting) issued to stockholders of The Sentry Group, Inc. on October 20, 1998
4.4(11)	Common Stock Purchase and Sale Agreement by and among META Group, Inc. and the purchasers listed on the signature pages thereto dated as of June 15, 2001

4.5(12)	Offer to Exchange Outstanding Stock Options between META Group, Inc. and Certain Employee Option Holders, dated September 19, 2001
10.1(12)*	Second Amended and Restated 1995 Stock Plan
10.2(12)*	Form of Incentive Stock Option Agreement under the Second Amended and Restated 1995 Stock Plan
10.3(12)*	Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated 1995 Stock Plan
10.4(5)*	Second Amended and Restated 1995 Employee Stock Purchase Plan Enrollment Authorization Form
10.5(13)*	Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.6(4)*	Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan of the Registrant
10.7(2)(3)*	Agreement between First Albany Corporation and the Company dated March 30, 1995
10.8(3)*	Restated and Amended 1989 Stock Option Plan, as amended
10.9(3)*	Form of Incentive Stock Option Agreement under 1989 Stock Option Incentive Plan
10.10(3)*	Form of Certificate and Agreement under Restated and Amended 1989 Stock Option Plan
10.11(3)*	1993 Stock Option and Incentive Plan, as amended
10.12(3)*	Form of Certificate and Agreement under 1993 Stock Option and Incentive Plan
10.13(3)*	Form of Warrant under the Restated and Amended 1989 Stock Option Plan and 1993 Stock Option and Incentive Plan
10.14(3)	Form of International Sales Representative Agreement
10.15(3)	Office Lease between International Business Machines Corporation and the Company dated August 1, 1994
10.16(6)*	Form of META Group, Inc./JMI Long Term Incentive Compensation Plan
10.17(7)*	Amended and Restated 1996 Equity Compensation Plan of The Sentry Group, Inc.
10.18(13)*	Second Amended and Restated 1995 Employee Stock Purchase Plan
10.19(9)*	Asset Purchase Agreement among Rubin Systems Inc., Howard Rubin, and META Group, Inc. dated as of October 27, 2000
10.20(9)*	Employment and Management Agreement between META Group, Inc. and Howard Rubin dated as of October 27, 2000
10.21(9)	Office Lease between Harbor Vista Associates Limited Partnership and the Company dated March 31, 1999
10.22(10)*	Consulting Services Agreement by and between META Group, Inc. and Simmons Associates, dated July 26, 2000
10.23(11)	Form of META Group, Inc./JMI Long Term Incentive Compensation Plan Waiver and Release Agreement
10.24(14)*	Amended and Restated employment agreement between John A. Piontkowski and META Group, Inc. dated March 1, 2002
10.25(15)*	Employment agreement between Alfred J. Amoroso and META Group, Inc., dated as of July 31, 2002
10.26(15)*	Incentive Stock Option Agreement between META Group, Inc. and Alfred J. Amoroso dated July 31, 2002

10.27(15)*	Non-Qualified Stock Option Agreement between META Group, Inc. and Alfred J. Amoroso dated July 31, 2002
10.28(15)*	Employee Noncompetition, Nondisclosure and Developments Agreement between META Group, Inc. and Alfred J. Amoroso dated as of July 31, 2002
10.29(15)*	Severance Agreement between META Group, Inc. and Dale Kutnick dated as of July 31, 2002
10.30(15)(16)*	Amendment to Option Agreements between META Group, Inc. and Dale Kutnick dated as of July 31, 2002
10.31(15)*	Non-Qualified Stock Option Agreement between META Group, Inc. and Dale Kutnick dated August 14, 2002
10.32(15)*	Registration Rights Agreement between META Group, Inc. and Dale Kutnick dated as of July 31, 2002
10.33(15)*	Amendment No. 1 to Asset Purchase Agreement among Rubin Systems, Inc., Howard Rubin and META Group, Inc., dated as of July 31, 2002
10.34(15)*	Revised Exhibit A to the Amended Asset Purchase Agreement among Rubin Systems, Inc., Howard Rubin and META Group, Inc., dated as of July 31, 2002
10.35(15)*	Amendment No. 1 to Employment and Management Agreement between META Group, Inc. and Howard Rubin dated as of July 31, 2002
10.36(15)*	Amendment No. 1 to Non-competition Agreement between Howard Rubin and META Group, Inc. dated as of July 31, 2002
10.37(15)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between Howard Rubin and META Group, Inc., dated as of July 31, 2002
10.38(15)*	Common Stock Purchase and Sale Agreement by and among META Group, Inc. and the purchasers listed on the signature pages thereto dated as of September 17, 2002
10.39*†	Amendment No. 2 to Employment and Management Agreement between META Group, Inc. and Howard Rubin dated as of January 30, 2003
10.40†	Waiver No. 2 dated as of March 12, 2003 to the Amended and Restated Credit Agreement between META Group, Inc. and The Bank of New York dated November 5, 2001
10.41†	Amended and Restated Credit Agreement between META Group, Inc. and The Bank of New York dated March 12, 2003
10.42†	Revolving Credit Note of META Group, Inc. in favor of The Bank of New York in the principal amount of $6,000,000 dated March 12, 2003
10.43†	Amended and Restated Security Agreement between META Group, Inc. and The Bank of New York dated March 12, 2003
10.44†	Amendment No. 2 to Asset Purchase Agreement among Rubin Systems, Inc., Howard Rubin and META Group, Inc. dated as of January 30, 2003.
21.1†	List of Subsidiaries
23.1†	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (previously filed with the Company's Annual Report on Form 10-K filed on March 28, 2003)
31.1†	Certifications pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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

  (c)
  Exhibits.

        The Company hereby files as part of this Annual Report on Form 10-K/A the exhibits listed in Item 15(a)(3) set forth above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

META GROUP, INC.
Date: October 31, 2003	By:	/s/ ALFRED J. AMOROSO Alfred J. Amoroso President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 31st day of October 2003.

Signature	Title(s)

* Dale Kutnick	Chairman of the Board of Directors
/s/ ALFRED J. AMOROSO Alfred J. Amoroso	Vice Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN A. PIONTKOWSKI John A. Piontkowski	Executive Vice President, Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)
* Gayl W. Doster	Director
* Francis J. Saldutti	Director
* Harry S. Gruner	Director
* Michael Simmons	Director

* George C. McNamee	Director
* Howard Rubin	Director
*By:	/s/ Alfred J. Amoroso Attorney-in-Fact

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Alfred J. Amoroso, certify that:

  1.
  I have reviewed this annual report on Form 10-K/A of META Group, Inc.;

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

Date: October 31, 2003
/s/ Alfred J. Amoroso President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, John A. Piontkowski, certify that:

  1.
  I have reviewed this annual report on Form 10-K/A of META Group, Inc.;

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

Date: October 31, 2003
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

        The Company completed the second step of the impairment test as of September 30, 2002. As a result of operating losses in recent history of the Company's Strategic Consulting and Published Research Products segments and the overall decline in IT spending that began in the second half of 2000 and continued through 2002, the Company determined that the goodwill related to the Strategic Consulting and Published Research Products segments was impaired. The respective fair values of the segments were determined based on valuation methods such as the discounted cash flow methodology, the guideline company methodology and the merger and acquisition methodology. Accordingly, the Company recorded an impairment charge of $22.2 million relating to the carrying value of the goodwill of these segments as of January 1, 2002. The impairment charge was recorded as the cumulative effect of a change in accounting principle and recorded retroactive to January 1, 2002.

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

S-1

QuickLinks

EXPLANATORY NOTE
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