Form 10-Q
period 2003-09-30
META GROUP INC
filed 2003-11-14
CIK 1000015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2003

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

Yes         ☐            No           ☒

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of November 6, 2003 was 13,370,877.

META Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

META Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$11,576	$21,448
Accounts receivable, net	25,911	33,676
Deferred commissions	1,562	1,221
Other current assets	1,714	2,593
Total current assets	40,763	58,938

Restricted cash	6,000	—
Non-current portion of accounts receivable	555	4,584
Furniture and equipment, net	5,674	7,724
Goodwill	9,731	7,483
Other intangibles, net	4,407	4,630
Investments and advances	8,997	3,997
Other assets	262	321
Total assets	$76,389	$87,677

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,345	$2,447
Deferred revenues	40,757	42,400
Borrowings under revolving credit agreement	—	1,049
Current portion of long-term debt	—	5,111
Notes payable	198	335
Accrued compensation	5,238	2,283
Accrued liabilities	10,425	9,834
Income taxes payable	690	497
Other current liabilities	2,915	1,843
Total current liabilities	61,568	65,799

Non-current portion of deferred revenues	2,152	6,008
Notes payable	442	589
Other non-current liabilities	1,768	1,969
Total liabilities	65,930	74,365

Minority interest in consolidated subsidiaries	281	96

Stockholders’ equity:
Preferred stock, $.01 par value per-share, authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value per-share, authorized 45,000,000 shares, issued 14,017,528 and 13,886,612, respectively	140	139
Paid-in capital	59,990	59,706
Accumulated deficit	(49,228)	(45,892)
Accumulated other comprehensive loss	(382)	(395)
Treasury stock, at cost, 657,016 shares	(342)	(342)
Total stockholders’ equity	10,178	13,216
Total liabilities and stockholders’ equity	$76,389	$87,677

See notes to consolidated financial statements.

META Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002

Revenues:
Advisory services	$18,741	$18,843	$56,404	$57,866
Strategic consulting	8,802	7,075	24,959	23,364
Published research products	1,348	535	4,538	3,585
Reimbursable expenses	503	701	1,723	1,962

Total revenues	29,394	27,154	87,624	86,777

Operating expenses:
Cost of services and fulfillment	15,999	14,491	45,842	44,201
Reimbursable expenses	503	701	1,723	1,962
Selling and marketing	7,905	7,932	23,581	23,495
General and administrative	5,805	5,434	16,602	14,511
Depreciation and amortization	1,091	1,607	3,705	4,742
Loss on facilities leases	—	2,189	—	2,189
Restructuring charge	—	140	—	362
Goodwill impairment loss	—	1,178	—	2,630

Total operating expenses	31,303	33,672	91,453	94,092

Operating loss	(1,909)	(6,518)	(3,829)	(7,315)
Investment impairment loss	—	(800)	—	(1,075)
Other income (expense), net	23	(64)	723	(58)
Loss before provision for income taxes	(1,886)	(7,382)	(3,106)	(8,448)
Provision for income taxes	16	12,948	148	13,044
Minority interest in income of consolidated subsidiaries	28	22	82	44
Loss before cumulative effect of change in accounting principle	(1,930)	(20,352)	(3,336)	(21,536)
Cumulative effect of change in accounting principle	—	—	—	(22,206)
Net loss	$(1,930)	$(20,352)	$(3,336)	$(43,742)

Amounts per basic and diluted share:
Loss before cumulative effect of change in accounting principle	$(0.14)	$(1.56)	$(0.25)	$(1.65)
Cumulative effect of change in accounting principle	—	—	—	(1.71)
Net loss	$(0.14)	$(1.56)	$(0.25)	$(3.36)

Weighted average number of basic and diluted shares outstanding	13,334	13,050	13,283	13,021

See notes to consolidated financial statements.

META Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2003	2002

Operating activities:
Net loss	$(3,336)	$(43,742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	22,206
Depreciation and amortization	3,705	4,742
Provision for doubtful accounts	(600)	944
Gain on sale of investments	(615)	—
Impairment loss on investments	—	1,075
Goodwill impairment loss	—	2,630
Minority interest	82	44
Deferred income taxes	—	12,559
Other non-cash charges	199	85
Changes in assets and liabilities:
Accounts receivable	11,946	15,054
Deferred commissions	(315)	333
Other current assets	1,665	403
Other assets	32	(169)
Accounts payable	(1,409)	(446)
Accrued expenses and other current liabilities	2,936	(957)
Deferred revenues	(6,664)	(10,453)
Net cash provided by operating activities	7,626	4,308

Investing activities:
Capital expenditures	(673)	(633)
Payments for acquisitions, net of cash acquired	(5,399)	(906)
Proceeds from sales of investments	888	2,275
Net cash (used in) provided by investing activities	(5,184)	736

Financing activities:
Proceeds from exercise of stock options	224	—
Proceeds from employee stock purchase plan	62	82
Private placement of common stock	—	425
Repayment of line of credit	(1,049)	(2,025)
Repayment of term loan	(5,111)	(2,057)
Repayment of notes payable	(369)	—
Increase in restricted cash	(6,000)	—
Net cash used in financing activities	(12,243)	(3,575)
Effect of exchange rate changes on cash	(71)	827
Net (decrease) increase in cash and cash equivalents	(9,872)	2,296
Cash and cash equivalents, beginning of period	21,448	21,433
Cash and cash equivalents, end of period	$11,576	$23,729

See notes to consolidated financial statements.

META Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Interim Financial Statements

The accompanying consolidated financial statements include the accounts of META Group, Inc. (the “Company”) and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2002 audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2002.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Note 2 - Acquisitions

In 2003 the Company completed several acquisitions in order to gain direct control over substantially all operations in Europe and create more uniformity in the Company’s service offerings.  Information relating to the acquisitions is as follows:

In June 2003, the Company acquired 100% of META Group Italia S.R.L. (“META Group Italy”) for $0.28 million in cash.  The operations of META Group Italy have been included in the consolidated financial statements from the date of acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. Such allocation resulted in goodwill of $0.4 million recorded in the Advisory Services segment and $0.1 million related to the customer list of the seller, which is being amortized over 7 years.

In August 2003, the Company acquired 100% of META Group UK Holdings Limited (“META Group UK”) for $1.6 million in cash.  The operations of META Group UK have been included in the consolidated financial statements from the date of acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. Such allocation resulted in goodwill of $0.75 million recorded in the Advisory Services segment, $0.4 million recorded in the Strategic Consulting segment and $0.4 million related to the customer list of the seller, which is being amortized over 7 years. The allocation of goodwill is based on the respective revenue contribution percentages of the acquired entity to each segment.

In September 2003, the Company acquired 100% of META Group Norway A/S, META Group Sweden AB, META Group Finland OY, META Group Denmark A/S, META Group Northern Europe ApS, and ATEM Netherlands ApS (collectively “Northern Europe”). The purchase price was $3.6 million in cash and 175,000 shares of the Company’s common stock which the Company currently anticipates issuance of in the quarter ending December 31, 2003. The purchase price, as well as other assets related to Northern Europe, consisting primarily of $2.6 million in promissory notes owed to the Company by certain of the sellers of Northern Europe and $1.5 million in trade receivables owed to the Company by the Northern European entities, are included in investments and advances on the consolidated balance sheet as of September 30, 2003 as the operations of the Company’s international subsidiaries, other than Canada, are consolidated on a one month lag. Accordingly, the operations of Northern Europe will be included in the consolidated financial statements commencing in October 2003.

Note 3 – Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives. During the quarter ended September 30, 2003, the remaining useful lives of intangible assets being amortized were reviewed and deemed to be appropriate.

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

The Company completed the second step of the impairment test as of September 30, 2002. As a result of operating losses in recent history of the Company’s Strategic Consulting and Published Research Products segments and the overall decline in IT spending that began in the second half of 2000 and continued through 2002, the Company determined that the goodwill related to the Strategic Consulting and Published Research Products segments was impaired. Accordingly, the Company recorded a goodwill charge of $22.2 million relating to the carrying value of the goodwill of these segments as of January 1, 2002. The impairment charge was recorded as the cumulative effect of a change in accounting principle and recorded retroactive to January 1, 2002. Additionally, as a result of the impairment of the Strategic Consulting and Published Research Products segments, additions to goodwill of the respective segments totaling $2.6 million during the nine months ended September 30, 2002 were deemed impaired and recorded as an impairment loss during the nine months ended September 30, 2002. During the nine months ended September 30, 2003, there were additions of $1.16 million to the Advisory Services segment and additions of $0.4 million to the Strategic Consulting segment resulting from the acquisitions of META Group UK and META Group Italy. The Company completed the annual impairment test for 2003 as of September 30 which indicated that no impairment losses were warranted as of such date.

A summary of the Company’s intangible assets as of September 30, 2003 and December 31, 2002 is as follows (amounts in thousands):

	September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer lists	$5,354	$(2,609)	$2,745
Intellectual property	648	(335)	313
Non-compete agreement	375	(275)	100
Content databases & other	2,078	(829)	1,249
Total	$8,455	$(4,048)	$4,407

Aggregate amortization expense:
Nine months ended September 30, 2003:	$962

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer lists	$4,395	$(1,750)	$2,645
Intellectual property	561	(206)	355
Non-compete agreement	375	(202)	173
Content databases & other	2,068	(611)	1,457
Total	$7,399	$(2,769)	$4,630

Aggregate amortization expense:
Twelve months ended December 31, 2002:	$1,335

Estimated amortization expense:
Remaining three months ending December 31, 2003:	$355
Year ending December 31, 2004	1,323
Year ending December 31, 2005	1,166
Year ending December 31, 2006	633
Year ending December 31, 2007	547
Year ending December 31, 2008	246
Year ending December 31, 2009	78
Year ending December 31, 2010	59
Total	$4,407

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2003 are as follows (in thousands):

	Advisory Services	Strategic Consulting	Total

Balance as of January 1, 2003	$7,483	$—	$7,483
Goodwill acquired	1,162	403	1,565
Translation adjustments	683	—	683
Balance as of September 30, 2003	$9,328	$403	$9,731

Note 4 – Comprehensive Loss

Comprehensive loss for the three and nine months ended September 30, 2003 and 2002 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net loss	$(1,930)	$(20,352)	$(3,336)	$(43,742)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(145)	214	13	189

Comprehensive loss	$(2,075)	$(20,138)	$(3,323)	$(43,553)

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

The accounting policies of the operating segments are the same as those described in Note 4 to the Company’s 2002 Annual Report on Form 10-K/A except that the disaggregated financial results for the Company’s operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Company’s management internally disaggregates financial information for the purposes of assistance in making internal operating decisions. The Company evaluates performance based on stand-alone segment operating income, defined by the Company as the segment revenues less segment cost of sales and corporate selling, general and administrative allocations. Selling, general and administrative expenses are allocated ratably based on each operating segments’ revenues. Management does not allocate corporate assets, capital expenditures, non-operating income (interest income), or income taxes when measuring segment results.

Information by operating segment is set forth below (in thousands):

	Advisory Services	Strategic Consulting	Published Research Products	Unallocated	Consolidated Total
Three months ended September 30, 2003

Revenues	$18,741	$8,802	$1,348	$503	$29,394
Operating income (loss)	1,562	(3,512)	41		(1,909)
Assets				$76,389	$76,389

Three months ended September 30, 2002

Revenues	$18,843	$7,075	$535	$701	$27,154
Operating loss	(4,429)	(1,343)	(746)	—	$(6,518)
Assets				$78,733	$78,733

Nine months ended September 30, 2003

Revenues	$56,404	$24,959	$4,538	$1,723	$87,624
Operating income (loss)	4,249	(8,770)	692		(3,829)
Assets				$76,389	$76,389

Nine Months ended September 30, 2002

Revenues	$57,866	$23,364	$3,585	$1,962	$86,777
Operating loss	(2,615)	(4,154)	(546)	—	$(7,315)
Assets				$78,733	$78,733

Revenues and operating income (loss) by geographic region are as follows:

	Revenues	Operating Income (loss)
Three months ended September 30, 2003

Americas	$22,967	$(330)
Asia-Pacific	1,343	(1,116)
Europe, Middle East, Africa	5,084	(463)
Consolidated Total	$29,394	$(1,909)

Three months ended September 30, 2002

Americas	$21,633	$(7,374)
Asia-Pacific	1,214	223
Europe, Middle East, Africa	4,307	633
Consolidated Total	$27,154	$(6,518)

	Revenues	Operating Income (loss)
Nine months ended September 30, 2003

Americas	$68,404	$(1,713)
Asia-Pacific	4,162	(847)
Europe, Middle East, Africa	15,058	(1,269)
Consolidated Total	$87,624	$(3,829)

Nine months ended September 30, 2002

Americas	$71,229	$(8,966)
Asia-Pacific	3,578	1,208
Europe, Middle East, Africa	11,970	443
Consolidated Total	$86,777	$(7,315)

Note 6 – Bank Debt

As of December 31, 2002, the Company had $6.2 million ($5.2 million outstanding under the term loan and $1 million outstanding under the revolving facility) in borrowings outstanding under its $20 million credit facility with its bank (the “Old Facility”). The Company was in breach of a number of covenants contained in the Old Facility. As the Company was in default under the Old Facility as of December 31, 2002, all outstanding borrowings were classified as a current liability on the consolidated balance sheet as of December 31, 2002. In January 2003, the Company repaid all amounts outstanding under the Old Facility from its cash on hand.

In March 2003 the Company received a waiver of all prior covenant defaults. Additionally in March 2003 the Company executed a new $6 million amended and restated credit agreement with its bank (the “Amended Facility”). The Amended Facility replaced the Old Facility and consists of a $6 million revolving credit facility. Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR, as determined by the bank, plus 1.5% or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Amended Facility is fully collateralized by a $6 million cash deposit with its bank. This cash deposit is reflected as restricted cash on the Company’s consolidated balance sheet as of September 30, 2003. The Amended Facility contains a number of covenants that, among other things, restricts the ability of the Company to create liens; dispose of assets; consolidate with, be acquired by or enter into a merger agreement or into any binding agreement to do any of the foregoing which is not contingent on obtaining the consent of the bank, other than mergers in which the Company shall be the surviving company after such merger is effective; materially change the nature of the Company’s business; alter or modify the Company’s name, structure or status or change its fiscal year. The Amended Facility contains no financial covenants, and matures in November 2004. As of September 30, 2003, there was $0.8 million used under the Amended Facility in the form of letters of credit issued on behalf of one of the Company’s independent sales representative organizations and as security for a portion of the Company’s Stamford, CT and Reston, VA premises leases. There were no borrowings outstanding as of September 30, 2003.

Note 7 – Stock-Based Compensation

The Company has three active stock-based employee compensation plans, which are described more fully in Note 13 to the Company’s 2002 Annual Report on Form 10-K/A. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended (unaudited) September 30,		Nine Months Ended (unaudited) September 30,
	2003	2002	2003	2002

Reported net loss	$(1,930)	$(20,352)	$(3,336)	$(43,742)
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of tax:	(557)	(645)	(1,898)	(1,613)
Pro forma net loss	$(2,487)	$(20,997)	$(5,234)	$(45,355)

Net loss per share
Reported
Basic and Diluted	$(0.14)	$(1.56)	$(0.25)	$(3.36)

Pro forma
Basic and Diluted	$(0.19)	$(1.61)	$(0.39)	$(3.48)

Note 8 – Net Income Per Share

The following table sets forth the computation of net income per share for the three and nine months ended September 30, 2003 and 2002 (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net loss	$(1,930)	$(20,352)	$(3,336)	$(43,742)

Average number of shares outstanding during the period	13,334	13,050	13,283	13,021
Add common share equivalents — options to purchase common shares and contingent shares	—	—	—	—
Total	13,334	13,050	13,283	13,021

Amounts per basic and diluted share:
Loss before cumulative effect of change in accounting principle	$(0.14)	$(1.56)	$(0.25)	$(1.65)
Cumulative effect of change in accounting principle	—	—	—	(1.71)
Net loss	$(0.14)	$(1.56)	$(0.25)	$(3.36)

Diluted earnings per share for the three months ended September 30, 2003 and 2002 excludes 1,453,297 and 462,950 common stock equivalents (options and warrants), respectively, because they are anti-dilutive. Diluted earnings per share for the nine months ended September 30, 2003 and 2002 excludes 1,243,529 and 308,628 common stock equivalents (options and warrants), respectively, because they are anti-dilutive.

Note 9 – Impairment Loss

During the nine months ended September 30, 2002, the Company determined that, based on estimates of future cash flows and other available market data, several of its investments in and advances to companies in parallel industries were impaired. Accordingly, the Company recorded an impairment loss of $1.1 million. There was no impairment loss during the nine months ended September 30, 2003.

Note 10 – Restructuring Charge

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

Note 11 – Contingencies and Guarantees

Contingencies:

Other than ordinary routine litigation incidental to the Company’s business, the Company is not a party, nor is any of its property subject to, any pending legal proceedings.

Letters of Credit:

As of September 30, 2003, the Company had a $115,000 standby letter of credit (an “LC”) issued on behalf of one of the Company’s independent sales representative organizations (the “Distributor”). The LC was issued as security against the borrowings of the Distributor and arose as a result of previous defaults on such borrowings. Any future default by the Distributor may trigger the letter of credit being called. The LC has a six-month term and expires in December 2003. In June 2003 the Company recorded a charge of $25,000 (reflected in general and administrative expenses on the Company’s consolidated statements of operations for the nine months ended September 30, 2003) equal to the estimated fair value of the guarantee upon its issuance. In November 2003, the Company renewed the LC for a six-month term expiring in June 2004.

Guarantees:

In September 2000 the Company provided a corporate guarantee in the amount of Euro 62,000 (approximately $72,000) for lease payments to the landlord of one of the Company’s former independent sales representative organizations. In January 2002, the landlord called the guarantee. The claim is currently being negotiated with the landlord. The Company is currently uncertain as to when this issue will be resolved. As of September 30, 2003, the Company has $61,000 accrued for this guarantee.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by words such as anticipate, believe, could, estimate, expect, intend, may, plan, project, should or will and similar words (as well as other words or expressions referencing future events, conditions or circumstances). Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors, including the risk factors set forth below under “Certain Factors That May Affect Future Results.” This discussion should be read in conjunction with the consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s other filings with the Securities and Exchange Commission, principally the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

Overview

META Group, Inc. with its subsidiaries (collectively the “Company”) is a leading independent research and consulting firm focusing on information technology (“IT”) and business transformation strategies. The Company’s goal is to deliver objective, consistent, and actionable guidance to enable organizations to innovate more rapidly and effectively.

The Company has three operating business segments: Advisory Services, Strategic Consulting and Published Research Products.  The Advisory Services segment provides annually renewable subscription services (focused on specific areas of IT, the special needs of the CIO and others within the IT organization, or the distinct IT/business issues of specific industry markets and the public sector), service analyst briefing engagements, and conferences. Supplementing these services are the Company’s Infusion programs, which provide an important bridge between traditional Advisory Services that examine broader industry issues and Strategic Consulting which focuses on specific projects for a given client. The Strategic Consulting segment offers project consulting services that address clients’ business and technology challenges. A significant portion of Strategic Consulting clients are also Advisory Services subscribers. The Published Research Products segment includes research reports and online resources which offer thorough market research, practical executive/operational guides and in-depth IT product evaluations.

Advisory Services revenues, which generally are annually renewable contracts and payable by clients in advance, constituted approximately 64% and 69% of the Company’s total revenues for the quarters ended September 30, 2003 and 2002, respectively. Advisory Services revenues attributable to international clients are billed and collected by the Company’s independent sales representative organizations, its wholly-owned subsidiaries in Canada, Australia, Singapore, Malaysia, Korea, the Philippines, Hong Kong, France, Germany, the UK and Italy. The Company realizes Advisory Service revenues from the international sales representative organizations at rates of 40% to 75% of amounts billed to those clients.

One measure of the volume of the Company’s Advisory Services business is its annualized “Contract Value,” which the Company calculates as the aggregate value of retainer subscription services contracts in force at a given point in time, without regard to the remaining duration of such contracts. Contract Value is not necessarily indicative of future Advisory Services revenues. Contract Value was $69.7 million at September 30, 2003 versus $69.8 million at September 30, 2002.

Revenues from Strategic Consulting engagements comprised approximately 30% and 26% of the Company’s total revenues for the quarters ended September 30, 2003 and 2002, respectively. The majority of the Company’s Strategic Consulting clients consist of Advisory Services clients seeking additional advice tailored to their individual IT requirements.

Revenues from Published Research Products comprised approximately 5% and 2% of the Company’s total revenues for the quarters ended September 30, 2003 and 2002, respectively.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES  Total revenues increased 8.2% to $29.4 million in the quarter ended September 30, 2003 from $27.2 million in the quarter ended September 30, 2002.

Revenues from Advisory Services, which generally are derived from annually renewable contracts payable by clients in advance, decreased slightly to $18.7 million in the quarter ended September 30, 2003 from $18.8 million in the quarter ended September 30, 2002, and decreased as a percentage of total revenues to 63.8% in the quarter ended September 30, 2003 from 69.4% in the quarter ended September 30, 2002.  The decrease in revenues from Advisory Services was principally due to decreased subscriptions to the Company’s Advisory Services as a result of decreased IT spending due to general economic conditions. This decrease was partially offset by an increase in guru consulting revenue, which generally are half-day briefings with the Company’s analysts which complement the deliverables underlying the Company’s advisory services, and, to a lesser extent, from approximately $0.2 million in incremental revenues from the acquisitions of META Group UK and META Group Italy. Advisory Services revenues attributable to international clients increased 16.3% to $3.9 million in the quarter ended September 30, 2003 from $3.4 million in the quarter ended September 30, 2002, and increased as a percentage of Advisory Services revenue to 21% from 18%. The increase in Advisory Services revenue attributable to international clients was due principally to the incremental revenue realized from the acquisitions of META Group UK and META Group Italy.

Strategic Consulting revenues, which result from Strategic Consulting engagements addressing clients’ business and technology issues, increased 24.4% to $8.8 million in the quarter ended September 30, 2003 from $7.1 million in the quarter ended September 30, 2002. The increase was principally due to increased domestic consulting revenue from the Company’s benchmarking and operations-focused consulting offerings as a result of additional engagements secured during the quarter ended September 30, 2003.

Published Research Products revenues, which result from the sale of published research products offering market research, practical executive/operational guides and in-depth IT product evaluations, increased to $1.3 million in the quarter ended September 30, 2003 from $0.5 million in the quarter ended September 30, 2002, and increased as a percentage of total revenues to 4.6% from 2.0%. Published Research Products revenues for the quarter ended September 30, 2002 includes certain first half 2002 intercompany charges totaling $0.5 million which were reclassified during the quarter ended September 30, 2002 from revenues to expense which created the most significant fluctuation quarter-over-quarter. Additionally, during the quarter ended September 30, 2003, the Company experienced an increase in demand for the Company’s Published Research Products in the areas of measurement and architecture when compared to the same period in the previous year.

COST OF SERVICES AND FULFILLMENT  Cost of services and fulfillment, including reimbursable expenses, increased 8.6% to $16.5 million in the quarter ended September 30, 2003 from $15.2 million in the quarter ended September 30, 2002 and increased as a percentage of total revenues to 56.1% from 55.9%. The increase was principally due to increases in personnel costs (salary and related benefits) of the Company’s research and fulfillment personnel and consultants during the quarter ended September 30, 2003 when compared to the prior year, and, to a lesser extent, as a result of approximately $0.35 million in incremental costs from the acquisitions of META Group UK and META Group Italy.

SELLING AND MARKETING EXPENSES  Selling and marketing expenses remained consistent at $7.9 during the quarter ended September 30, 2003 when compared to the same period in the previous year, and decreased as a percentage of revenue to 26.9% from 29.2%. During the quarter ended September 30, 2003, the Company incurred approximately $0.6 million in marketing expenses associated with the Company’s marketing and branding campaign launched in March 2003. Additionally, the Company experienced an increase in personnel costs (salary and benefits) as a result of higher salary levels and increased selling and marketing personnel on hand during the quarter ended September 30, 2003 when compared to the same period in the previous year. These increases were offset by decreases in bad debt expense and other charges relating to certain of its independent sales representative organizations. Specifically, in the third quarter of 2002, the Company recorded charges totaling $1.1 million relating to bad debts as well as  accruals for legal matters pertaining to certain former independent sales representative organizations.

GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses increased 6.8% to $5.8 million in the quarter ended September 30, 2003 from $5.4 million in the quarter ended September 30, 2002, and decreased as a percentage of total revenues to 19.7% from 20.0%. The increase in general and administrative expenses was principally due to higher personnel costs (salary and benefits), an increase in professional fees and non-income related taxes, incremental costs resulting from the acquisitions of META Group UK and META Group Italy and incremental costs associated with the establishment of new entities in the Asia Pacific region during the quarter ended September 30, 2003,when compared to the same period in the previous year.

DEPRECIATION AND AMORTIZATION  Depreciation and amortization expense decreased 32.1% to $1.1 million in the quarter ended September 30, 2003 from $1.6 million in the quarter ended September 30, 2002 and decreased as a percentage of total revenues to 3.7% from 5.9%. The decrease was principally due to decreased levels of net depreciable assets on hand during the quarter ended September 30, 2003 versus the same period in the previous year which resulted from decreased capital expenditures that commenced in 2001 and continued through the first half of 2003.

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

GOODWILL IMPAIRMENT LOSS  During the quarter ended September 30, 2002, the Company recorded a $1.2 million goodwill impairment loss resulting from the Company’s goodwill impairment test performed in accordance with SFAS 142. The impaired goodwill related to additions to goodwill in the Strategic Consulting and Published Research Products segments that occurred during the quarter ended September 30, 2002. The Company completed its 2003 annual impairment test as of September 30, 2003, which indicated that no impairment losses were warranted as of such date.

INVESTMENT IMPAIRMENT LOSS  During the quarter ended September 30, 2002, the Company determined that based on estimates of future cash flows and other available market data, several of its investments in and advances to companies in parallel industries were impaired. Accordingly, the Company recorded a $0.8 million impairment loss. There was no impairment loss during the quarter ended September 30, 2003.

OTHER INCOME (EXPENSE), NET  During the quarter ended September 30, 2003, the Company recorded other income, net, of $23,000, which consisted primarily of interest income on the Company’s cash balances. During the quarter ended September 30, 2002, the Company recorded net other expense of $64,000, which consisted primarily of interest expense related to the Company’s outstanding borrowings under its credit facility partially offset by interest income on the Company’s cash balances.

PROVISION FOR INCOME TAXES During the quarter ended September 30, 2003, the Company recorded a provision for income taxes of $16,000 versus a provision for income taxes of $12.9 million during the quarter ended September 30, 2002. During the quarter ended September 30, 2002, the Company established a $12.2 million valuation allowance established against its deferred income tax assets, which consist of net operating loss carryforwards for income tax purposes and temporary differences between the financial reporting basis and the income tax basis of the Company’s assets and liabilities. In view of the Company’s losses over its recent history, a determination was made that a valuation allowance should be established for the full amount of recorded deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES  Total revenues increased 1.0% to $87.6 million in the nine months ended September 30, 2003 from $86.8 million in the nine months ended September 30, 2002.

Revenues from Advisory Services decreased 2.5% to $56.4 million in the nine months ended September 30, 2003 from $57.9 million in the nine months ended September 30, 2002 and decreased as a percentage of total revenues to 64.4% from 66.7%. The decrease in revenues from Advisory Services was principally due to decreased subscriptions to the Company’s Advisory Services. This resulted from the decrease in demand for such services that began in the second half of 2000 due to a decrease in IT spending as a result of general economic conditions and continued through the end of 2002. This decrease was partially offset by an increase in guru consulting revenue, which generally are half-day briefings with the Company’s analysts which complement the deliverables underlying the Company’s advisory services, and, to a lesser extent, by an increase in conference revenue during the nine months ended September 30, 2003 when compared to the prior year period as a result of the Company’s ability to secure vendor sponsorships at certain of its events.  The Company currently expects decreases in IT spending and pricing pressure to continue to impact its Advisory Service revenue for the foreseeable future.

Strategic Consulting revenues increased 6.8% to $25.0 million in the nine months ended September 30, 2003 from $23.4 million in the nine months ended September 30, 2002, and increased as a percentage of total revenues to 28.5% from 26.9%. The increase was principally due to increases experienced in the US and Germany as a result of increases in the Company’s benchmarking and operations-focused consulting offerings. Such increases were partially offset by decreases in the Company’s consulting practice in Canada and as a result of competitive pricing conditions in the industry and as a result of decreases in and delays of IT spending as a result of general economic conditions.  The Company currently expects decreases in IT spending and pricing pressure to continue to impact its Strategic Consulting revenue for the foreseeable future.

Published Research Products revenues increased 26.6% to $4.5 million in the nine months ended September 30, 2003 from $3.6 million in the nine months ended September 30, 2002 and increased as a percentage of total revenues to 5.2% from 4.1%.  The increase in revenues was principally due to increased demand for the Company’s Published Research Products in the areas of measurement and architecture when compared to the same period in the previous year.

COST OF SERVICES AND FULFILLMENT  For the nine months ended September 30, 2003, Cost of services and fulfillment, including reimbursable expenses, increased 3.0% to $47.6 million from $46.2 million in the nine months ended September 30, 2002 and increased as a percentage of total revenues to 54.3% from 53.2%. During the nine months ended September 30, 2003, the Company experienced an increase in expenses in its subsidiaries in Germany, France and within the Asia Pacific region due to an increase in the number of analyst, consultant and fulfillment positions within such subsidiaries as well as  incremental expenses resulting from the acquisitions of META Group UK and META Group Italy. These increases were partially offset by a decrease in outside consulting charges and a decrease in employee travel expenses.

SELLING AND MARKETING EXPENSES  Selling and marketing expenses increased to $23.6 million in the nine months ended September 30, 2003 from $23.5 million in the nine months ended September 30, 2002 and decreased as a percentage of total revenues to 26.9% from 27.1%. The increase in selling and marketing expenses was principally due to increased marketing expenses associated with the Company’s marketing and branding campaign launched in March 2003, and increased personnel costs (salary, bonus and related benefits) as a result of an increase in the total number of selling and marketing personnel on hand during the nine months ended September 30, 2003 versus the comparable period in the previous year. Such increases were offset by a decrease in bad debt expense incurred during the nine months ended September 30, 2003 versus the same period in the previous year. Additionally, during the nine months ended September 30, 2002, the Company recorded a provision of $0.5 million for certain legal matters with one of the Company’s former independent sales representative organizations.

GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses increased 14.4% to $16.6 million in the nine months ended September 30, 2003 from $14.5 million in the nine months ended September 30, 2002 and increased as a percentage of total revenue to 18.9% from 16.7%. The increase in expenses was principally due to increased expenses throughout the Company’s international subsidiaries as a result of additional management personnel added in certain of the Company’s subsidiaries, incremental costs associated with the acquisitions of META Group UK and META Group Italy, additional costs incurred associated with the establishment of new entities in the Asia Pacific region in 2003 and increased personnel costs (salary and bonus) in the Americas.

DEPRECIATION AND AMORTIZATION  Depreciation and amortization expense decreased 21.9% to $3.7 million in the nine months ended September 30, 2003 from $4.7 million in the nine months ended September 30, 2002. The decrease was principally due to decreased levels of net depreciable assets on hand during the nine months ended September 30, 2003 versus the same period in the previous year as a result of decreased capital expenditures that commenced in 2001 and continued through the first half of 2003.

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

GOODWILL IMPAIRMENT LOSS  During the nine months ended September 30, 2002, the Company recorded a $2.6 million goodwill impairment loss resulting from the Company’s goodwill impairment test performed in accordance with SFAS 142. The impaired goodwill related to additions to goodwill in the Strategic Consulting and Published Research Products segments that occurred during the nine months ended September 30, 2002. The Company completed its 2003 annual impairment test as of September 30, 2003, which indicated that no impairment losses were warranted as of such date.

INVESTMENT IMPAIRMENT LOSS  During the nine months ended September 30, 2002, the Company determined that, based on estimates of future cash flows and other available market data, several of its investments in and advances to companies in parallel industries were impaired. Accordingly, the Company recorded an impairment loss of $1.1 million.

OTHER INCOME (EXPENSE), NET  During the nine months ended September 30, 2003, the Company recorded net other income of $0.7 million which consisted of a gain of $0.3 million recognized on the final settlement of the Company’s investment in Spikes Cavell, a gain of $0.3 million recognized on the sale of another of the Company’s investments in a third party, and interest income earned on the Company’s cash balances. During the nine months ended September 30, 2002, the Company recognized net other expense of $58,000 which consisted of interest expense on the Company’s outstanding borrowings under its credit facility partially offset by interest income earned on the Company’s cash balances.

PROVISION FOR INCOME TAXES  During the nine months ended September 30, 2003, the Company recorded an income tax provision of $148,000 versus a provision for income taxes of $13.0 million recorded during the nine months ended September 30, 2002. During the nine months ended September 30, 2002, the Company established a $12.2 million valuation allowance established against its deferred income tax assets, which consist of net operating loss carryforwards for income tax purposes and temporary differences between the financial reporting basis and the income tax basis of the Company’s assets and liabilities. In view of the Company’s losses over its recent history, a determination was made that a valuation allowance should be established for the full amount of recorded deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations primarily through cash generated from operations, and, to a lesser extent, from borrowings under its credit facility and from the sale of its common stock. The Company generated approximately $7.6 million of cash from operations during the nine months ended September 30, 2003, compared to $4.3 million of cash generated from operations in the same period of 2002. The increase in cash generated from operations was principally due to a decrease in bonus payments made during the nine months ended September 30, 2003 versus the same period in the previous year, and, to a lesser extent, as a result of increased levels of deferred revenues at September 30, 2003 versus September 30, 2002. These were partially offset by a decrease in cash collections during the nine months ended September 30, 2003 versus the same period in the previous year as a result of overall decreases in billings that began in the second half of 2000 and continued through the end of 2002.

The Company used $0.7 million of cash in the nine months ended September 30, 2003, compared to $0.6 million in the same period of 2002, for capital expenditures consisting of furniture, equipment, computers and related software, other internal use software and network infrastructure. The Company currently expects that additional purchases of equipment will be made during 2003 and that such expenditures will remain approximately the same when compared to the 2002 levels. The Company has no material commitments for capital expenditures; however, the Company anticipates that it will continue to upgrade its internal systems to support its business.

During the quarter ended March 31, 2003, the Company received final proceeds of $588,000 on the liquidation of Spikes Cavell and recognized a gain of $315,000. Additionally, in May 2003 the Company sold another of its investments in a third party entity. Total proceeds were $0.3 million, and the Company recognized a gain on the sale of $0.3 million.

During the nine months ended September 30, 2002, the Company paid approximately $0.4 million in cash to The Verity Group (“Verity”), an IT consulting company, as additional contingent consideration earned during the year ended December 31, 2001. The consideration was recorded as additional goodwill. There are no additional contingent consideration payments remaining under the terms of the Verity purchase agreement. During the nine months ended September 30, 2002, the Company recorded $0.9 million in additional goodwill in connection with contingent consideration earned by Rubin Systems, Inc. (“RSI”) in connection with the achievement of certain financial targets for the year ended December 31, 2001. The Company paid $569,000 in cash and issued $369,000 (202,499 shares) in the Company’s common stock in 2002 in satisfaction of the contingent consideration. In the event certain financial targets are met, additional contingent consideration of $2.7 million payable in cash and $1.4 million payable in the Company’s common stock may be paid through March 2007. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 147,027, the remaining consideration will be payable in cash. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

In June 2003, the Company acquired 100% of META Group Italia S.R.L. (“META Group Italy”) for $0.28 million in cash. In August 2003, the Company acquired 100% of META Group UK Holdings Limited (“META Group UK”) for $1.6 million in cash. In September 2003, the Company acquired 100% of META Group Norway A/S, META Group Sweden AB, META Group Finland OY, META Group Denmark A/S, META Group Northern Europe ApS, and ATEM Netherlands ApS (collectively “Northern Europe”). The purchase price was $3.6 million in cash and 175,000 shares of the Company’s common stock which the Company currently anticipates issuance of in the quarter ending December 31, 2003. The acquisitions were done in an effort to gain direct control over substantially all operations in Europe and create more uniformity in the Company’s service offerings.

As of December 31, 2002, the Company had $6.2 million ($5.2 million outstanding under the term loan and $1 million outstanding under the revolving facility) in borrowings outstanding under its $20 million credit facility with its bank (the “Old Facility”). The Company was in breach of a number of covenants contained in the Old Facility. As the Company was in default under the Old Facility as of December 31, 2002, all outstanding borrowings were classified as a current liability on the consolidated balance sheet as of December 31, 2002. In January 2003, the Company repaid all amounts outstanding under the Old Facility from its cash on hand.

In March 2003, the Company received a waiver of all prior covenant defaults. Additionally, in March 2003, the Company executed a new $6 million amended and restated credit agreement with its bank (the “Amended Facility”). The Amended Facility replaced the Old Facility and consists of a $6 million revolving credit facility. Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR, as determined by the bank, plus 1.5% or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Amended Facility is fully collateralized by a $6 million cash deposit with its bank. This cash deposit is reflected as restricted cash on the Company’s consolidated balance sheet as of September 30, 2003. The Amended Facility contains a number of covenants that, among other things, restricts the ability of the Company to create liens; dispose of assets; consolidate with, be acquired by or enter into a merger agreement or into any binding agreement to do any of the foregoing which is not contingent on obtaining the consent of the bank other than mergers in which the Company shall be the surviving company after such merger is effective; materially change the nature of the Company’s business; alter or modify the Company’s name, structure or status or change its fiscal year. The Amended Facility contains no financial covenants, and matures in November 2004.

During the nine months ended September 30, 2003, the Company paid $369,000 in satisfaction of the terms of notes payable held by certain former shareholders of META Group Germany. The notes were acquired when the Company acquired the remaining interest in META Group Germany in September 2002. As of September 30, 2003, $640,000 remains payable under the notes, which are payable through January 2006.

As of September 30, 2003, the Company had a $115,000 standby letter of credit (an “LC”) issued on behalf of one of the Company’s independent sales representative organizations (the “Distributor”). The LC was issued as security against the borrowings of the Distributor and arose as a result of previous defaults on such borrowings. Any future default by the Distributor may trigger the letter of credit being called. The LC has a six month term and expires in December 2003. In November 2003, the Company renewed the LC for a six-month term expiring in June 2004.

In September 2000 the Company provided a corporate guarantee in the amount of Euro 62,000 (approximately $72,000) guaranteeing lease payments to the landlord of one of the Company’s former independent sales representative organizations. In January 2002, the landlord called the guarantee. The claim is currently being negotiated with the landlord. The Company is currently uncertain as to when this issue will be resolved.

As of September 30, 2003, the Company has a liability for severance payments owed to the former Chief Executive Officer of the Company. The total liability is approximately $440,000 and will be paid throughout the remainder of 2003 with a final payment to occur during the first quarter of 2004.

As of September 30, 2003, the Company had cash and cash equivalents of $11.6 million, restricted cash of $6 million, and negative working capital of $20.8 million. The Company generated a net loss of $3.3 million for the nine months ended September 30, 2003, and a loss before the cumulative effect of a change in accounting principle of $21.5 million for the nine months ended September 30, 2002. To maintain profitability, the Company will need to, among other things, achieve revenue growth and/or maintain expenses below revenue levels. The Company cannot be certain whether, or when, any of these will occur. If the Company fails to either achieve sufficient revenue growth or maintain expenses below revenue levels, any such failure will likely result in continued losses that would have a material adverse effect on the Company’s financial results and condition.

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

The following summarizes the Company’s contractual obligations and other commitments as of September 30, 2003 and the effect such obligations are currently expected to have on its liquidity and cash flow in future periods (in thousands):

	Twelve Months Ending December 31,
	2003 (1)	2004	2005	2006	2007	Thereafter
Operating leases	$1,544	$5,697	$4,870	$4,367	$4,503	$2,363
Payments due under employment/severance agreements	122	572	—	—	—	—
Notes payable	—	353	253	34	—	—

	$1,666	$6,622	$5,123	$4,401	$4,503	$2,363

(1) Represents three months ending December 31, 2003

Critical Accounting Policies

Our significant accounting policies are described in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2002. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

•                  Revenue Recognition – Revenues from our Advisory Services are recognized on a straight-line basis over the subscription contract period, generally one year. All subscription contracts are billable at signing, absent special terms granted on a limited basis from time to time. Our policy is to record at the time of signing of an Advisory Services subscription contract the fees receivable and related deferred revenues for the amounts billed. Accounts receivable and deferred revenues that extend beyond a 12-month period have been classified on the consolidated balance sheets as non-current. We also record the related sales commission obligation upon the signing of the subscription contract and amortize the corresponding deferred commission expense over the subscription period in which the related Advisory Services revenues are earned and amortized to income. We recognize revenue on Strategic Consulting engagements as the work is performed and the services are rendered utilizing the percentage of completion method or based on time and materials on a contract by contract basis. The average duration of our consulting engagements is 2 –3 months. Revenues from Published Research Products are recognized at the time the applicable product is delivered. Additionally, we record reductions to revenue for estimated customer cancellations.

•                  Accounts Receivable Allowance –We generally evaluate our accounts receivable on a monthly basis. As part of our analysis, we examine our collections history, the age of the receivables in question, any specific customer collection issues that we have identified, and general market conditions. At September 30, 2003 and 2002, our total accounts receivable balance was $26.5 million and $26.7 million, respectively. Based upon our analysis of estimated recoveries and collections associated with the receivables balances, we have $1 million and $2.1 million of accounts receivable reserves at September 30, 2003 and 2002, respectively. The determination of the amount of the accounts receivable reserves is subject to significant levels of judgment and estimation by our management. If circumstances change or economic conditions deteriorate, we may need to increase the reserve.

•                  Investment Recoverability –We follow a practice to review our individual investments for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, we review the business climate of each investee, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. As a result of our review, there were no provisions for impairment in the nine months ended September 30, 2003. For the nine months ended September 30, 2002, we recorded impairment charges of $1.1 million. We will continue to evaluate our investments for impairment every quarter, and based on our review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment.

•                  Deferred Tax Asset Recoverability – During the year ended December 31, 2002, we recorded a full valuation allowance against our deferred tax assets as a result of our losses over the recent history. We considered future taxable income versus the cumulative losses incurred during the previous three years and determined that, in light of the cumulative losses over our recent history, we could not support a conclusion that realization of the existing deferred tax assets was more likely than not. During the nine months ended September 30, 2003, there was no change in the circumstances described above. Should we determine that we would be able to realize our deferred tax assets in the future, an adjustment will be made to the balance of the valuation allowance.

•                  Goodwill Impairment - Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Intangible assets with finite lives will continue to be amortized over their useful lives. With respect to our intangible assets with finite lives, during the quarter ended September 30, 2003 we assessed the remaining useful lives of such assets and deemed them to be appropriate.

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

As of September 30, 2003, we have on our consolidated balance sheet goodwill of $9.3 million associated with the Advisory Services segment and $0.4 million associated with the Strategic Consulting segment. During the nine months ended September 30, 2003, there were additions of $1.16 million to the Advisory Services segment and additions of $0.4 million to the Strategic Consulting segment resulting from the acquisitions of META Group UK and META Group Italy. We have completed the annual impairment test for 2003 as of September 30, and we determined that no goodwill impairment existed. We will test this goodwill more frequently if certain indicators arise.

Impact of Recently Issued Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in the fiscal periods beginning after June 15, 2003. The Company has examined its current Advisory Service offerings and has determined that its present accounting policies are consistent with the guidance contained in EITF 00-21.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It also requires certain disclosures by the primary beneficiary of a variable interest entity and by an enterprise that holds significant variable interests in a variable interest entity where the enterprise is not the primary beneficiary. FIN 46 is effective for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and effective for the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 requires an entity to disclose certain information regarding a variable interest entity, if, when the Interpretation becomes effective, it is reasonably possible that an enterprise will consolidate or have to disclose information about that variable interest entity, regardless of the date on which the variable interest entity was created.  The Company currently does not have any interest in any unconsolidated entity for which variable interest entity accounting is required and therefore FIN 46 did not impact the Company’s consolidated financial statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” statements.  In particular, this Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include statements concerning:

•                  information technology spending;

•                  general economic conditions;

•                  competitive pricing pressure;

•                  anticipated expense levels relative to the Company’s total revenues;

•                  working capital;

•                  capital expenditures and capital requirements; and

•                  cash flows and cash balances.

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

•                                          volatility and unpredictability of the Company’s stock price; and

•                                          other risks detailed in the Company’s filings with the Securities and Exchange Commission, including those discussed in the Company’s annual report on Form 10-K/A for the year ended December 31, 2002.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to borrowings under its $6 million amended and restated credit facility. As of September 30, 2003, there were no borrowings outstanding under this facility. In the event the Company draws on the facility, interest is computed on outstanding borrowings at the rate of LIBOR, as determined by the bank, plus 1.5% or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Company believes that an increase or a decrease of ten percent in the effective interest rate on available borrowings on its facility, if fully utilized, would not have a material effect on future results of operations.

The Company is exposed to market risk as it relates to changes in the market value of its strategic investments. The Company made investments in and advances to companies in parallel or synergistic industries to that of the Company. During the nine months ended September 30, 2002, the Company recorded $1.1 million impairment losses on certain of its investments. There were no impairment losses recognized during the nine months ended September 30, 2003. As of September 30, 2003, the Company had investments and advances totaling $1.2 million excluding the $7.7 million of investments in and receivables from Northern Europe. These investments and advances are inherently risky because the investee companies are private companies that are typically in the early development stages. Adverse changes in market conditions, like those experienced during the latter half of the year ended December 31, 2000 through 2002, and poor operating results of the underlying investments may result in the Company incurring additional losses or an inability to recover the remaining value of its investments and advances.

The Company is exposed to market risk as it relates to foreign currency exchange rates.  Changes in foreign currency exchange rates may negatively affect the Company’s consolidated revenues and expenses as well as its net investment in its foreign subsidiaries. Currency transaction gains or losses arising from transactions in currencies other than the functional currency of the Company’s foreign subsidiaries are included in the results of operations. Such gains and losses were not material to the Company’s consolidated results of operations during the nine months ended September 30, 2003 and 2002. The Company has not entered into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4.    CONTROLS AND PROCEDURES

 The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer as of the end of the period covered by this report. Although the Company believes its pre-existing disclosure controls and procedures were adequate to enable it to comply with its disclosure obligations, as a result of such review, the Company implemented changes, primarily to formalize and document procedures already in place. The Company also established a disclosure committee, which consists of certain members of the Company’s senior management. The Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

(b)           Reports on Form 8-K.

On August 11, 2003, the Company filed a report on Form 8-K dated August 7, 2003, in connection with a release of the Company’s results of operations for the quarter ended June 30, 2003.

On August 14, 2003, the Company filed a report on Form 8-K dated May 5, 2003, containing the transcript from the conference call regarding the earnings and financial performance for the Company for the quarter ended March 31, 2003.

On August 14, 2003, the Company filed a report on Form 8-K dated August 7, 2003, containing the transcript from the conference call regarding the earnings and financial performance for the Company for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META Group, Inc.

Date: November 14, 2003	By:	/s/ John A. Piontkowski
John A. Piontkowski
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)