Form 10-K
period 2003-12-31
META GROUP INC
filed 2004-03-30
CIK 1000015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended: December 31, 2003
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
(203) 973-6700 (Registrant's telephone number, including area code)
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

        The aggregate market value of the voting common stock held by non-affiliates of the registrant was $40,161,973, computed by reference to the last sales price of $4.25 as reported by the Nasdaq National Market System, as of the last business day of the Registrant's most recently completed second fiscal quarter, June 30, 2003.

        As of June 30, 2003, 13,324,586 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held on May 24, 2004, are incorporated by reference into Part III hereof.

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

        The Company offers clients annual subscriptions to fifteen different research services ("Advisory Services"), three data services ("Data Services") and five structured transformation programs ("Infusion programs"). These offerings are focused on specific areas of information technology, the special needs of the CIO and others within the IT organization, or the distinct IT/business issues of specific industry markets and the public sector. Recommendations to clients are based on research conducted by META Group analysts and consultants, projections and analyses of important industry trends, experiences of other companies, key technology and business best practices, and the impact of new technologies, products, and services.

        The Company also offers strategic consulting services through its consulting division, META Group Consulting ("Strategic Consulting"). A significant portion of Strategic Consulting clients are also Advisory Services subscribers.

        In addition, the Company offers various targeted publications as part of its Published Research Products family, as well as various newsletters and research subscriptions delivered via its website, www.metagroup.com.

        The Company targets as its clients substantial commercial and governmental users of IT, as well as IT vendors. As of December 31, 2003, the Company had subscribers in approximately 2,400 client organizations worldwide.

        Specific comparative financial information may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the consolidated financial statements.

        META GROUP® is a registered trademark of the Company. The META GROUP logo™, META™, META DELTAS™, META FAX™, META FLASH™ and META TRENDS™ are trademarks of the Company. METAspectrumsm is a service mark of the Company.

WEBSITE ACCESS TO OUR PERIODIC SEC REPORTS

        Our primary internet address is www.metagroup.com. We make our periodic SEC Reports (Form 10-Q and Form 10-K) and current reports (Form 8-K) available free of charge through our website on the same business day as they are filed electronically with the SEC. The specific location on the Company's website where these reports can be found is http://domino.metagroup.com/PressHome.nsf/web/investors.

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

        At the same time, the decision-making process involved in the planning, selection, and implementation of IT solutions is growing more complex. IT decision makers must evaluate various new and rapidly evolving technologies and products from multiple vendors and consider the compatibility of these products with one another and with existing legacy systems. In addition, as IT assumes a more business-critical role, senior executives of organizations are compelled to take a more active role in IT planning and decision-making—often being called on to be strategic drivers of business and technology innovation.

        Because of these trends, there is an increasing need for a level of IT guidance that often cannot be effectively supported by the internal resources of a single organization. Organizations frequently turn to outside sources for help with strategic and tactical advice in planning, selecting, and implementing IT. Historically however, available solutions have had significant limitations. Software and equipment vendors generally offer advice biased toward their own products or services, while often understating compatibility issues. Many professional services firms and implementation companies provide technical advice, but they have incentives to promote solutions that require their services and often have purchasing and cooperative relationships with particular hardware and software vendors. Some independent market research firms provide vendor-neutral advice, but most target technology vendors rather than the user community. Those market research firms that target users typically do not offer advice over a full range of technology offerings and often focus only on longer-term trends with minimal practical, actionable advice. Firms that offer published research, advisory services and consulting often do so in a disconnected manner. Therefore, there is a need for objective, user-focused, broad-based, actionable and coordinated IT market research and consulting, coupled with personalized advice within the specific context of an organization's business environment and IT requirements.

THE META GROUP SOLUTION

        The Company addresses the demand for user-focused guidance by providing objective IT research, analysis and advice as well as strategic consulting to help commercial and governmental users be more efficient, effective, and timely in their use of IT to achieve their business or governmental goals. The Company's services are also used by IT vendors for help in product positioning, marketing, and market planning as well as for internal IT decision making.

        The Company's Advisory Services assist clients in making more informed, timely, and cost-effective decisions in the context of the client's business and technology environments. Each Advisory Service is focused on enhancing the client's ability to reduce and/or contain the cost of IT, reduce risk, assess vendor business practices and strategies, evaluate products and technologies, negotiate with vendors, develop financial strategies, and formulate IT architectures and strategic plans. The Advisory Services positions are aligned with META Group Consulting to deliver a single, integrated and actionable view of IT across service areas.

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

        The Company believes its proactive involvement in clients' specific IT problem-solving situations enables it to provide actionable advice. The Company's analysts have real-time access to a broad base of current user experiences spanning vertical industries and related technologies. This firsthand practical knowledge is disseminated throughout the Company at weekly meetings of the Company's entire research staff and through other formal and informal collaboration systems. As a result of this interaction and broad knowledge base, the Company's analysts deliver more informed conclusions and recommendations. The Company believes that its interactive approach provides significant value to senior management and IT decision makers by enhancing their ability to make sound, practical, and cost-effective decisions.

        The Company's objective is to leverage its reputation, comprehensive research model, knowledge base, customer relationships, and domestic and international sales network to expand the range of clients it serves, further penetrate its existing client base, extend its product line, and broaden the scope of its services.

SERVICES AND PRODUCTS

        The Company's services and products are designed to allow clients to leverage META Group's intellectual property in ways best suited to their needs. The services and products come in a range of interaction models ranging from written content to in-depth customized consulting. The product lines complement each other and provide flexible access to market assessment and analytical expertise in the following categories:

  •
  Advisory Services

  •
  Strategic Consulting

  •
  Published Research Products

        Information regarding the revenues, operating income (loss) and long-lived assets (both domestic and international) of Advisory Services, Strategic Consulting and Published Research Products may be found in Note 12 to the Company's consolidated financial statements.

ADVISORY SERVICES

        The Company's Advisory Services provide technology and business research spanning the full spectrum of IT. Advisory Services offer advice that clients need to help them make better and faster IT decisions. The Company's Advisory Services include analyst interaction via on-site briefings and telephone support, which complements the written deliverables described below. Advisory Service offerings include industry-specific coverage (e.g., energy, insurance, government, and professional services) and executive IT management.

        The Company believes its Advisory Services cover the significant IT-related issues faced by its clients. The Company's typical approach to Advisory Services offers a high level of personal service with an emphasis on client/analyst interaction. The Company's analysts respond to the unique situation of each client by applying their knowledge base of business, technology and market information, as well as user experience.

        The following deliverables, which involve the direct participation of the Company's research analysts, typically are provided to subscribers to the Company's Advisory Services as an integral part of such services:

Client/Analyst Interaction Deliverables:

  •
  Telephone and Email Inquiries afford each subscriber the opportunity to discuss specific issues with the Company's analysts.

  •
  Half-Day and Full-Day Briefings are held at the Company's headquarters or at client sites and address client-specific issues.

  •
  Document Reviews provide the Company's analysis and evaluation of clients' strategic documents (e.g., strategic plans, architectural documents, vendor proposals).

Research Deliverables:

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

  •
  METAspectrumsm Market Summaries and Reports are IT market evaluations published periodically. METAspectrum's focus is on the evaluation of the market, market trends and future directions and the viability and relative leadership positions of vendors.

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

  •
  METAViews are multi-media deliverables with particular focus on key topics of interest to the Company's clients.

        The Company's research is delivered online via www.metagroup.com.

Event Deliverables:

  •
  META Group Conferences address a broad range of tactical and strategic issues. METAmorphosis, the Company's forum for addressing industry-wide issues, is held annually at several locations worldwide. The Company also offers vendor sponsorship for many of its conferences around the world.

  •
  Regional Events such as Regional Briefings and Executive Sessions afford clients opportunities to meet with analysts locally on pressing issues and challenges.

        In addition to the traditional Advisory Services, which provide ad-hoc interaction with analysts, the Company also provides Infusion programs that provide detailed process models and proactive interaction with analysts and consultants designed to support structured transformation in the IT environment. Each Infusion program is based on program and project management disciplines providing a method to break up challenges into manageable projects, phases, activities, and tasks. Infusion programs include many of the same deliverables as an Advisory Service and add the following deliverables (the specific deliverables will vary, however, based upon the level chosen by the client):

  •
  On-Site Kickoff is a half-day, on-site working session with a META Group analyst that provides an overview of the Infusion program. A program action plan is developed by the client and the META Group analyst, documenting the time frame, objectives/goals, and next steps.

  •
  Half-Day On-Site Coaching Sessions are spent with team members to review progress and deliverables, resolve outstanding issues, and determine next steps and assignments.

  •
  METAmethods are best practice policies and procedures which help the client accelerate the creation of key deliverables.

  •
  Program Tools and Templates assist in internal communication, education, and creation of internal client deliverables.

  •
  Coaching provides an assigned analyst to each client company that works proactively with the client to provide guidance, drive progress, and catalyze change within IT organizations.

  •
  Workshops are on-site working sessions, which include exercises for learning and applying program methods and best practices. Workshops may be linked together into a customized curriculum addressing a wide range of client issues.

  •
  Assessments are short, targeted evaluations of the clients' environment as compared to best practice methods and/or META Group developed industry benchmarks. They include a high level gap analysis and creation of an action plan for improvement.

  •
  Infusion Update Teleconferences provide clients with periodic updates on critical developments and challenges.

        Infusion programs and the related workshops and assessments provide an important bridge between traditional Advisory Services that examine broader industry issues and Strategic Consulting which drills into specific projects for a given client.

        Workshops and Assessments may also be purchased as stand alone products separate from an Infusion program.

        The Company provides fifteen Advisory Services, which are grouped into the categories of "Technology Research Services", "Executive Services" and "Industry Services," each of which is described below.

Technology Research Services

        In 2003, the Company completed a realignment of its Technology Research Services—specifically involving Application Delivery Strategies, Web & Collaboration Strategies, Electronic Business Strategies, Global Networking Strategies, Service Management Strategies, Server Infrastructure Strategies, and Enterprise Data Center Strategies. The change was made to better align the Company's services to the target constituencies inside client IT departments and group topics to more directly address the needs of clients.

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
  Outsourcing & Service Provider Strategies

  •
  Security & Risk Strategies

        Following is a description of the Company's new and existing Advisory Services:

  Content & Collaboration Strategies

  The efficient creation/capture, life-cycle management, and in-context delivery of information, coupled with strategies that improve information sharing, communication, and teamwork, are key to enterprise productivity, innovation, competitive advantage, and overall business performance. Unfortunately, the components that make up a complete solution are typically procured, managed, and used independently. To maximize value, organizations must create a holistic worker knowledge infrastructure—a portfolio of technology investments that facilitates contextual collaboration and in-context information delivery. META Group's Content & Collaboration Strategies provides clients with research and guidance to help address this challenge.

  Enterprise Analytics Strategies

  Monitoring and measuring business operational performance increases the value of information assets, and are essential to verify the effectiveness of all business processes and initiatives. To excel, businesses must harness the convergence of business strategy, integrated information, and targeted analytics to drive enhanced enterprise performance and gain visibility across the enterprise. Such advanced ongoing business decision making requires combinations of analytic applications and business intelligence tools—layered on a solid foundation of information architecture, data warehouse technologies, and project approaches. META Group's Enterprise Analytics Strategies provides clients with the research and guidance to help address this challenge.

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

  Integration & Development Strategies

  Companies and their IT departments are streamlining the automation of their business processes—forcing extensive integration of internal and external applications. Cost-reduction pressures will foster experimentation with emerging technologies that promise improvements in development productivity, system flexibility, and creation of reusable services. Organizations must not only develop application development and project management skills, but also master integration models. META Group's Integration & Development Strategies provides clients with the research and guidance to help address this challenge.

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

  Outsourcing & Service Provider Strategies

  Outsourcing services are experiencing consistent growth. This increase in demand, new options in the service provider market, and the trend toward "productized" services demand optimized strategies to support outsourcing initiatives—and to obtain the optimum price for any outsourced arrangements. With IT organizations facing a larger "multisourced" environment, managing coordinated, consistent outsourcing initiatives will be essential for ensuring comprehensive service levels. META Group's Outsourcing & Service Provider Strategies provides clients with the research and guidance to help address this challenge.

  Security & Risk Strategies

  Information security is maturing as a discipline, physical security is getting a new focus, and business continuity (disaster recovery) is receiving the investment needed to protect business operations. Security technologies for both enforcement and management are rapidly becoming tools for running the overall business—and the business of IT. However, staying current with evolving technologies and best practices (and ensuring they are scalable, repeatable, and capable of surviving) are essential for successful security practices within an organization. META Group's Security & Risk Strategies provides clients with the research and guidance to help address this challenge.

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

Industry Services

  Energy Information Strategies

  Energy Information Strategies ("EIS") is a research and advisory service aimed at meeting the needs of the rapidly transforming energy industry. The service delivers objective guidance to energy company business and information technology leaders, energy technology vendors, and other industry participants. By studying the entire energy industry, while leveraging research generated by META Group's other advisory and consulting services, EIS provides advice to clients on issues vital to their business.

  Government Strategies

  Government Strategies provides public-sector stakeholders with actionable guidance that enables strategic program transformation, economic stability, and extension of constituent services. Topical emphasis includes program/IT governance, establishment of IT credibility and value, public-sector marketing, funding strategies, constituent relationship management, and development and implementation of public policy. Government Strategies is a member of META Group's family of industry-focused advisory services, offering government-specific research and analysis, best-method insights and guidance.

  Insurance Information Strategies

  Insurance Information Strategies focuses on the key issues and trends affecting the insurance and financial services industries, targeting the new business models and technology frameworks critical to sustaining competitive advantage in a constantly evolving market. Topical emphasis includes customer/partner relationship management; property and casualty; life and annuities; health care; wealth management; vendor assessment and selection; midtier strategies; and industry standards and architectures. Insurance Information Strategies is a member of META Group's family of industry-focused advisory services, offering research, analysis and insights and guidance to clients in the insurance and financial services sector.

  Professional Services Strategies

  Professional Services Strategies ("PSS") provides support for firms looking to offer consulting services. With the advent of new and multiple technologies, full-service delivery (spanning business strategy, application development/delivery, adaptive infrastructure, and operations excellence) presents a major challenge to professional services firms. From customer relationship management ("CRM") to supply chain management ("SCM"), and from e-commerce to global concerns, client requirements almost always cross service lines and organizational entities. PSS focuses existing META Group services and knowledge to provide professional services firms the means and intelligence to succeed in this new business environment.

Data Services

  METAspectrum Evaluation Service

  META Group's METAspectrum Evaluation Service is a source for analysis and insight into selection and adoption of today's hardware, software and IT services. Utilizing META Group's rigorous METAspectrum ratings, along with a hands-on evaluation process, this service delivers objective and custom research on market presence, performance, adaptability and functionality of vendors and offerings throughout the IT industry. The analysis and insight, together with guidance from META Group analysts, help client organizations make informed decisions for their business.

  Worldwide IT Benchmark Service

  META Group's Worldwide IT Benchmark Service provides guidance to assist client organizations keep current with the latest trends and metrics regarding IT costs, performance, and productivity. The Worldwide IT Benchmark Service provides real-time benchmarking data resources designed to help clients improve the performance of their IT investment portfolio and identify opportunities to better align spending and performance with industry norms.

  Human Capital Management Service

  META Group's Human Capital Management Service combines the practical guidance of META Group's experienced research analysts with analytical tools and data offered through our annual IT Staffing and Compensation Guide. The result is a solution that provides value to IT and Human Resource professionals seeking to transform IT human capital into a competitive asset that can be applied profitably across the enterprise. This offering provides guidance in making effective decisions throughout the employee life cycle, from the employee acquisition stage, to managing and deploying skills and personnel within the organization.

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

  Enterprise Architecture

  The Enterprise Architecture Infusion provides a capability that enables organizations to create an adaptive architecture that assists in removing change barriers, while assisting in developing a high tolerance for the unanticipated changes that every organization struggles to deal with. Offering a set of architectural best practices to guide IT organizations in the process of designing a flexible technical infrastructure, the Enterprise Architecture Infusion helps clients assess effectiveness, enhance adaptability, and lower total cost of ownership.

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

Strategic Consulting

        Strategic Consulting offers project consulting services that address clients' business and technology challenges. The Company's Strategic Consulting division combines tools, methods, and project management skills with expertise to help mid to large-sized businesses increase returns from technology investments. META Group's collaborative client approach helps clients map out the required actions to achieve leading industry practice through independent, objective analysis that leverages the Company's Advisory Services research and analysis. Focusing on critical business imperatives, the Company's consultants use proven discovery, development, and delivery techniques and methods, based on our actionable research programs, to help clients maximize their business and technology performance.

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

        The Company's Published Research Products are delivered online via www.metagroup.com and are also available via non-standard electronic and paper delivery options.

RESEARCH AND ANALYSIS

        The Company employs a consistent, disciplined research and analysis methodology through several Research Directors and a Research Operations Management team that are responsible for guiding the Company's research and analysis methodology, as well as its productization and fulfillment. These research personnel are also tasked with coordination across research groups. The development methodology consists of an iterative process of research, analysis, hypothesis, testing, peer review and research management review. Analysts conduct extensive primary research, working with the Company's user client base, surveying vendors and users, and contacting other sources. These activities are supplemented with searches of numerous trade, financial, and other third-party source materials compiled in the Company's resource center.

        A variety of formal and informal channels are used to build consensus and coordinate research positions. Individual research topics are grouped into research practice areas that include all analysts and consultants covering a particular topic. The research practice areas have a designated leader that works with participants to facilitate the creation of the Company's positions. The results of these meetings are published to clients in the weekly META Client Advisor. Information gathered during vendor meetings, client interactions and other research activity is organized into internal knowledge bases and shared across the entire research community. Three times a week a subset of META analysts and consultants meet electronically to examine a particular topic and create a joint news analysis document outlining the Company's common position. A meeting of the entire META Group research staff is held weekly, at which findings are presented and scrutinized. From this research, analysts identify significant patterns and trends, develop assumptions, test hypotheses, and arrive at concrete recommendations and conclusions to provide to clients.

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

SALES AND MARKETING

        The Company uses a direct sales force domestically and uses subsidiaries, as well as a network of local independent sales representative organizations internationally to market and sell its products and services. The Company's domestic direct sales force consists of sales people located throughout the United States. They are supported by teams of inside sales people, relationship managers and administrative personnel located in the Company's regional offices and at its headquarters. The inside sales department is an important source of Published Research Products sales, sales to vendors, and sales to emerging vendors and small to medium-sized enterprises.

        Internationally, the Company utilizes both subsidiaries and independent sales representative organizations to sell its products and services throughout the Americas, Europe, the Middle East and Africa and Asia Pacific. Beginning in November 2000, the Company began acquiring its independent sales representative organizations and to date has concluded acquisitions in Canada, Asia Pacific and Europe. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and notes to the consolidated financial statements.

        Under the terms of the Company's agreements with independent sales representative organizations, such organizations are assigned exclusive territories and annual quotas. These organizations also perform selected client service functions, and bill and collect revenues attributable to clients within their territories. The Company recognizes Advisory Services revenues from independent sales representative organizations at rates of 40% to 75% of amounts billed to those clients. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Our International Operations Expose Us to a Variety of Risks."

        The Company also markets and sells certain of its products and services and provides additional content to its internet subscribers on its website, www.metagroup.com.

CLIENT SUPPORT

        The Company is committed to providing a high level of client service as defined by response time, clarity of advice, and quality of communication. The Company's analysts respond to clients' inquiries and concerns as they arise. Analysts' regular contact with clients through telephone consultations, e-mail, briefings, and events also provides the Company with feedback that is used to improve its services. In addition, the Company's research library frequently performs client-specific topical searches on particular IT issues. The Company also maintains a key issues database that identifies areas of particular concern to clients and regularly uses customer satisfaction surveys to improve service levels. As an integral part of the Company's commitment to customer service, the Company maintains a select Client Services team that routes requests for information to the right resource.

COMPETITION

        The Company targets as its clients substantial commercial and governmental users of IT, as well as IT vendors. The Company experiences competition in this market for IT research/analysis products and services and strategic consulting services from other independent providers of similar services, as well as from the internal planning and marketing staffs of the Company's current and prospective clients. The Company's principal direct competitor for advisory services, Gartner, Inc., has a substantially longer operating history, is significantly larger, and has considerably greater financial resources and market share than the Company. The Company also competes indirectly against numerous other information and consulting service providers, including electronic and print media companies and consulting firms. The Company's indirect competitors could choose to compete directly against the Company in the future. In addition, although the Company believes it has established a significant market presence, there are few barriers to entry into the Company's market—and new competitors could readily seek to compete against the Company in one or more market segments addressed by the Company's Advisory Services, Strategic Consulting services, and Published Research Products. Increased competition could adversely affect the Company's operating results through pricing pressure and loss of market share. There can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—We Have Many Competitors Who May be More Effective Than Us."

        The Company believes that, with respect to both IT research/analysis products and services and strategic consulting services, the principal competitive factors are quality of research and analysis applied in the context of client IT environments, timely delivery of relevant information, client support and responsiveness, the ability to offer products and services that meet changing market needs for information and analysis, and price, and the independence and objectivity upon which these products and services are provided. The Company believes it competes favorably with respect to each of these factors.

EMPLOYEES

        As of December 31, 2003, the Company employed 715 people. None of the Company's employees is represented by a collective bargaining arrangement, and the Company has experienced no work stoppages. The Company considers its relations with its employees to be good.

        The Company's future success depends in large part on the ability to continue to motivate and retain highly qualified employees, including management personnel, and to attract and retain qualified personnel, including research analysts, consultants, sales personnel, and product development and operations staff. Competition for qualified personnel in the Company's industry continues to be intense, and many of the companies with which the Company competes for qualified personnel, including Gartner, Inc., have substantially greater financial and other resources than the Company. There can be no assurance that the Company will be able to recruit, retain, and motivate a sufficient number of qualified personnel to compete successfully. The loss of any of the Company's senior management personnel or any material failure to recruit, retain, and motivate a sufficient number of qualified personnel could have a material adverse effect on the Company. See "Management's Discussion and

Analysis of Financial Condition and Results of Operations—Risk Factors—We May Not be Able to Attract and Retain Qualified Personnel."

RECENT BUSINESS DEVELOPMENTS

Acquisitions

        In June 2003, the Company acquired 100% of META Group Italia S.R.L. ("META Group Italy") for $280,000 in cash. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. The preliminary allocation resulted in goodwill of $203,000 recorded in the Advisory Services segment, $60,000 recorded in the Consulting segment and $300,000 related to the customer list of the seller, which is being amortized over 7 years.

        In August 2003, the Company acquired 100% of META Group UK Holdings Limited ("META Group UK") for $1.6 million in cash. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. The preliminary allocation resulted in goodwill of $104,000 recorded in the Advisory Services segment, $61,000 recorded in the Consulting segment, $4,000 recorded in the Publications segment and $1.3 million related to the customer list of the seller, which is being amortized over 7 years.

        In September 2003, the Company acquired 100% of META Group Norway A/S, META Group Sweden AB, META Group Finland OY, META Group Denmark A/S, META Group Belgium SA and META Group Nederland BV (collectively "META Group Northern Europe"). The purchase price consisted of $3.6 million in cash and 175,000 shares of the Company's common stock (valued at $700,000), as well as forgiveness of $2.6 million in promissory notes and $1.5 million in trade receivables owed to the Company by the Northern European entities. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. The preliminary allocation resulted in goodwill of $3.6 million recorded in the Advisory Services segment, $352,000 recorded in the Consulting segment, $117,000 recorded in the Publications segment and $3.9 million related to the customer list of the seller, which is being amortized over 7 years.

Workforce Reductions

        During the quarter ended September 30, 2003, the Company reduced its workforce by 17 persons and recorded a $225,000 charge for severance payments accrued during the quarter. During the quarter ended December 31, 2003, the Company reduced its workforce by 24 persons and recorded a $1.4 million charge for severance payments accrued during the quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of the above matter.

ITEM 2.    PROPERTIES

        The Company's headquarters are located in approximately 115,000 square feet of leased office space in Stamford, Connecticut. This facility accommodates the Company's Advisory Services, Strategic Consulting and Published Research Products segments. The Company also leases office space in other U.S. locations, as well as locations in Canada, Europe and the Asia Pacific region to support its three segments. The Company believes that its existing facilities are adequate for its current needs and that additional facilities are available for lease to meet future needs.

ITEM 3.    LEGAL PROCEEDINGS

        Other than ordinary routine litigation incidental to the Company's business, the Company is not a party, nor is any of its property subject to, any pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock (the "Common Stock") trades on the Nasdaq National Market under the symbol "METG".

        The following table reflects the range of high and low bid quotations, as reported on the Nasdaq National Market, for the Common Stock in each quarter of the years ended December 31, 2003 and 2002.

	High	Low
2003:
Fourth Quarter	$6.30	$5.06
Third Quarter	$5.50	$3.74
Second Quarter	$4.25	$3.40
First Quarter	$4.00	$2.05
2002:
Fourth Quarter	$2.70	$1.90
Third Quarter	$3.41	$2.00
Second Quarter	$3.10	$1.90
First Quarter	$2.75	$1.20

        On March 19, 2004, the closing price of the Common Stock was $5.79, as reported on the Nasdaq National Market. On that date, there were approximately 245 holders of record of the Common Stock and approximately 1,200 beneficial holders, based on information obtained from the Company's transfer agent.

        The Company has never paid cash dividends on its Common Stock. Any future declaration and payment of dividends will be subject to the discretion of the Company's Board of Directors (the "Board of Directors"), will be subject to applicable law, and will depend on the Company's results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors. The Board of Directors has no current intention of paying any cash dividends on the Common Stock.

        In September 2003, the Company acquired 100% of META Group Norway A/S, META Group Sweden AB, META Group Finland OY, META Group Denmark A/S, META Group Belgium SA and META Group Nederland BV(collectively "META Group Northern Europe"). As part of the purchase price, the Company issued 175,000 shares of its common stock valued at $700,000.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for a further discussion of the above matter.

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data presented below is derived from the consolidated financial statements of the Company and should be read in connection with those statements, which are included herein.

	Year Ended December 31,
	2003	2002(1)	2001	2000(2)	1999
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$122,485	$116,533	$119,981	$122,063	$102,027
Operating (loss) income	(4,793)	(4,926)	(13,389)	(10,003)	13,313
(Loss) income before income taxes	(4,009)	(6,145)	(20,491)	(12,282)	15,113
(Loss) income before cumulative effect of change in accounting principle	(4,305)	(19,274)	(17,610)	(8,038)	9,230
Cumulative effect of change in accounting principle	—	(22,206)	—	(2,438)	—
Net (loss) income	$(4,305)	$(41,480)	$(17,610)	$(10,476)	$9,230
Per Share—Diluted
(Loss) income before cumulative effect of change in accounting principle	$(0.32)	$(1.47)	$(1.47)	$(.75)	$.80
Cumulative effect of change in accounting principle	—	$(1.70)	—	$(.22)	—

Net (loss) income	$(0.32)	$(3.17)	$(1.47)	$(.97)	$.80

Weighted average number of diluted common shares outstanding	13,334	13,067	11,960	10,763	11,501

Per Share—Basic
Net (loss) income	$(0.32)	$(3.17)	$(1.47)	$(.97)	$.86

Weighted average number of basic common shares outstanding	13,334	13,067	11,960	10,763	10,719

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents (including restricted balances)	$14,814	$21,448	$21,433	$3,622	$10,106
Total assets	86,712	87,677	135,015	152,463	113,450
Deferred revenues	48,891	42,400	45,827	44,087	38,588
Non-current portion—deferred revenues	549	6,008	4,813	6,338	3,523
Long-term debt	—	—	5,111	—	—
Other long-term liabilities	2,428	2,558	—	—	—
Total stockholders' equity	10,074	13,216	52,786	65,708	61,685

(1)
The Company recorded an impairment charge of $22.2 million related to the carrying value of its goodwill as of January 1, 2002. The charge was recorded as the cumulative effect of a change in accounting principle.

(2)
The Company adopted the provisions of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", effective January 1, 2000, and recorded a charge of $2.4 million as the cumulative effect of a change in accounting principle.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        META Group, Inc. with its subsidiaries (collectively the "Company") is a leading provider of information technology ("IT") research, advisory services, and strategic consulting. The Company's mission is to help clients be more efficient, effective, and timely in their use of IT to achieve their business goals.

        The Company has three operating business segments: Advisory Services, Strategic Consulting and Published Research Products. The Advisory Services segment provides annually renewable subscription services (focused on specific areas of IT, the special needs of the CIO and others within the IT organization, or the distinct IT/business issues of specific industry markets and the public sector), service analyst briefing engagements, and conferences. Supplementing these services are the Company's Infusion programs, which provide an important bridge between traditional Advisory Services that examine broader industry issues and Strategic Consulting which drills into specific projects for a given client. The Strategic Consulting segment offers project consulting services that address clients' business and technology challenges. A significant portion of Strategic Consulting clients are also Advisory Services subscribers. The Published Research Products segment includes research reports and online resources which offer thorough market research, practical executive/operational guides and in-depth IT product evaluations.

The Current Economic Environment

        The economic climate in which we operate has been difficult over the last three years, and capital spending has decreased dramatically, including significant decreases in IT spending. This has had a pronounced effect on our ability to generate revenues from our Advisory Services, Strategic Consulting and Published Research Products. We believe we are well positioned to provide our Advisory Services, Strategic Consulting and Published Research Products to a growing customer base, but we cannot provide any assurance that these pressures on IT spending will ease, or that the general economic climate will improve. Continued competitive pressure and a weak economy could have a continuing pronounced effect on our operating results. We have undertaken a variety of cost reduction measures designed to bring our operating expenses in line with our perceptions of the business climate, including workforce reductions.

Significant Financial Events in 2003

        During 2003, we achieved total revenue of $122.5 million, and reduced our loss before income taxes, minority interest and cumulative effect of change in accounting principle by $2.1 million. In addition, in 2003 we acquired 100% of META Group Italy, META Group UK and META Group Northern Europe.

Results of Operations

        The following table sets forth, for the years indicated, the results of operations in thousands of dollars, and results of operations as a percentage of total revenues:

	2003		2002		2001
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenues:
Advisory services	$78,257	63.9	$77,113	66.2	$85,483	71.3
Strategic consulting	35,747	29.2	32,009	27.5	26,863	22.4
Published research products	5,980	4.9	4,940	4.2	5,431	4.5
Reimbursable expenses	2,501	2.0	2,471	2.1	2,204	1.8

Total revenues	122,485	100.0	116,533	100.0	119,981	100.0

Operating expenses:
Cost of services and fulfillment	62,412	(51.0)	58,237	(50.0)	62,431	(52.0)
Reimbursable expenses	2,501	(2.0)	2,471	(2.1)	2,204	(1.8)
Selling and marketing	31,982	(26.1)	30,147	(25.9)	45,954	(38.3)
General and administrative	22,753	(18.6)	19,142	(16.4)	14,714	(12.3)
Depreciation and amortization	4,989	(4.1)	6,281	(5.4)	7,708	(6.4)
Restructuring charges	1,642	(1.3)	362	(0.3)	359	(0.3)
Loss on facilities leases	999	(0.8)	2,189	(1.9)	—	—
Goodwill impairment loss	—	—	2,630	(2.2)	—	—

Total operating expenses	127,278	(103.9)	121,459	(104.2)	133,370	(111.2)

Operating loss	(4,793)	(3.9)	(4,926)	(4.2)	(13,389)	(11.2)
Other income (expense) :
Impairment loss on investments	—	—	(1,075)	(1.0)	(9,165)	(7.6)
Other income (expense), net	784	0.6	(144)	(0.1)	2,063	1.7

Loss before provision (benefit) for income taxes, minority interest and cumulative effect of change in accounting principle	(4,009)	(3.3)	(6,145)	(5.3)	(20,491)	(17.1)
Provision (benefit) for income taxes	173	(0.1)	13,096	(11.2)	(2,881)	2.4
Minority interest in income of consolidated subsidiaries	123	(0.1)	33	—	—	—

Loss before cumulative effect of change in accounting principle	(4,305)	(3.5)	(19,274)	(16.5)	(17,610)	(14.7)
Cumulative effect of change in accounting principle	—	—	(22,206)	(19.1)	—	—

Net loss	$(4,305)	(3.5)	$(41,480)	(35.6)	$(17,610)	(14.7)

        Advisory Services revenues are principally annually renewable contracts and are generally payable by clients in advance. Billings attributable to the Company's Advisory Services are initially recorded as deferred revenues and then recognized pro rata over the contract term. Advisory Services revenues attributable to international clients not serviced by the Company's subsidiaries are billed and collected by its independent sales representative organizations. The Company realized Advisory Services revenues from the independent sales representative organizations at rates of 40%—75% of the amounts billed to their clients.

        One measure of the volume of the Company's Advisory Services business is its "Contract Value," which the Company calculates as the aggregate annual value of retainer subscription services contracts in force at a given point in time, without regard to the remaining duration of such contracts. Contract

Value is not necessarily indicative of future Advisory Services revenues. Contract Value was $73.0 million at December 31, 2003 versus $70.4 million at December 31, 2002, a 4% increase.

        The Company recognizes revenue on Strategic Consulting engagements on a contract by contract basis, as the work is performed, utilizing the percentage of completion method for fixed fee projects, or as services are rendered for time and materials projects.

        The Company recognizes revenues from the sale of Published Research Products when the products are delivered.

        The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses and depreciation and amortization. Cost of services and fulfillment represents the cost associated with production and delivery of the Company's products and services and includes the costs of research, development, preparation of periodic reports, analyst telephone consultations, executive briefings and conferences, research reports, consulting services, new product development, and all associated editorial and support services. Selling and marketing expenses include the costs of salaries, commissions, and related benefits for selling and marketing personnel as well as travel and promotion, and bad debt expense. General and administrative expenses include the costs of the administrative functions of the Company, including finance and accounting, corporate IT, legal, human resources, and corporate management departments. See "Segment Reporting" in Note 12 to the consolidated financial statements for information regarding the Company's operating segments.

Results of Operations

Years Ended December 31, 2003 and December 31, 2002

        Total Revenues.    Total revenues increased 5.1% to $122.5 million in 2003 from $116.5 million in 2002.

        The table below gives an analysis of the major changes in revenues (in thousands):

	Changes in Revenues - 2003 versus 2002
	Acquisitions	Ongoing Operations	Foreign Exchange	Net Change
Advisory Services	$1,592	$(2,520)	$2,072	$1,144
Strategic Consulting	1,768	(116)	2,086	3,738
Published Research Products	161	714	165	1,040
Reimbursable Expenses	179	(214)	65	30

Total	$3,700	$(2,136)	$4,388	$5,952

        Revenues from Advisory Services increased 1.6% to $78.3 million in 2003 from $77.1 million in 2002 and decreased as a percentage of total revenues to 64% from 66%. The increase in revenues was principally due to the impact of foreign currency exchange rates on revenues from ongoing operations in Canada, Europe and the Asia Pacific region of $2.1 million, as well as the acquisition of subsidiaries in Italy, the United Kingdom, and Northern Europe in 2003 (which collectively added incremental revenue of $1.6 million), partially offset by $2.5 million of lower domestic revenue resulting from general economic conditions and a trend of lower IT spending that began in the second half of 2000, as well as pricing pressures faced by the Company brought on by the decrease in IT spending. The Company currently expects decreases in IT spending and pricing pressure to continue for the foreseeable future.

        Strategic Consulting revenues increased 11.6% to $35.7 million in 2003 from $32.0 million in 2002, and increased as a percentage of total revenues to 29% from 27%. The increase was principally due to the impact of foreign currency exchange rates on revenues from ongoing operations in Canada, Europe and the Asia Pacific region of $2.1 million, as well as the acquisition of subsidiaries in Italy, the United Kingdom and Northern Europe in 2003 (which collectively added incremental revenue of $1.8 million). These increases were partially offset by a decrease of $0.1 million in the Company's domestic consulting revenues due to competitive pricing conditions as a result of decreases in and delays of IT spending due to general economic conditions. The Company currently expects decreases in IT spending and pricing pressure to continue for the foreseeable future.

        Published Research Products revenues increased 22% to $6.0 million in 2003 from $4.9 million in 2002 and increased as a percentage of total revenues to 5% from 4%. The increase in revenues was principally due to greater demand for the Company's Published Research Products in the United States, partially offset by decreased revenues in the Company's Canadian subsidiary as well as the Company's international distributors.

        Total Operating Expenses.    Total operating expenses increased 4.8% to $127.3 million in 2003 from $121.5 million in 2002.

        The table below gives an analysis of the major changes in operating expenses (in thousands):

	Changes in Operating Expenses - 2003 versus 2002
	Acquisitions	Ongoing Operations	Foreign Exchange	Net Change
Cost of Services and Fulfillment	$2,779	$(736)	$2,162	$4,205
Selling and Marketing Expenses	586	283	966	1,835
General & Administrative Expenses	1,244	1,125	1,242	3,611
Depreciation and Amortization	243	(1,765)	230	(1,292)
Restructuring Charges	462	818	—	1,280
Loss on Facilities Leases	—	(1,190)	—	(1,190)
Goodwill Impairment Loss	—	(2,630)	—	(2,630)

Total	$5,314	$(4,095)	$4,600	$5,819

        Cost of Services and Fulfillment.    Cost of services and fulfillment, including reimbursable expenses, increased 6.9% or approximately $4.2 million to $64.9 million in 2003 from $60.7 million in 2002 and increased as a percentage of total revenues to 53% from 52%. The increase was principally due to incremental costs of $2.8 million associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003, and $2.2 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region. These increased costs were partially offset by a decrease in travel and other expenses of $0.7 million. On a forward-looking basis, we expect the cost of services and fulfillment to increase in absolute dollars, though such expenses may vary as a percentage of revenues.

        Selling and Marketing Expenses.    Selling and marketing expenses increased 6.3% or approximately $1.9 million to $32.0 million in 2003 from $30.1 million in 2002 and remained level as a percentage of total revenues at 26% for both years. The increase in selling and marketing expenses was due to $1.0 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region and $0.6 million in incremental personnel costs associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003. Selling and marketing expenses from ongoing operations increased $0.3 million due to the following: $1.9 million of increased expenses associated with the marketing and branded campaign launched in 2003, and $0.3 million of increased personnel costs (compensation and related benefits) resulting from an increase in the total number of selling and marketing personnel during the year. These increases were partially offset by the following: 2003 expenses were reduced by reversing $0.6 million of provisions for distributor bad debts and $0.4 million of other accounts receivable provisions, and 2002 expenses included a $1.0 million charge for distributor bad debts. On a forward-looking basis, we expect selling and marketing expenses to increase in absolute dollars, though such expenses may vary as a percentage of revenues.

        General and Administrative Expenses.    General and administrative expenses increased 19.4% or approximately $3.7 million to $22.8 million in, 2003 from $19.1 million in 2002 and increased as a percentage of total revenue to 19% from 16%. The increase in expenses was due to $1.2 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region, and incremental costs of $1.2 million associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003. General and administrative expenses from ongoing operations increased $1.1 million due to increased compensation and other expenses of $2.0 million, while 2002 expenses included $0.9 million of non-income related taxes. On a forward-looking basis, we expect general and administrative expenses to remain relatively constant in absolute dollars, though such expenses may vary as a percentage of revenues.

        Depreciation and Amortization.    Depreciation and amortization expense decreased 20.6% or approximately $1.3 million to $5.0 million in 2003 from $6.3 million in 2002. The decrease was principally due to $1.8 million in lower depreciation expense on reduced levels of depreciable fixed assets, partially offset by $0.3 million of higher amortization expense on intangible assets acquired as a result of the acquisitions of subsidiaries in Italy, the United Kingdom and Northern Europe in 2003, and $0.2 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region. On a forward-looking basis, we expect depreciation and amortization to remain relatively constant in absolute dollars, though such expenses may vary as a percentage of revenues.

        Restructuring Charges.    During 2003, the Company recorded $1.6 million in restructuring charges for severance accruals in the third and fourth quarters as a result of a reduction in its workforce of 41 persons (representing 5% of the workforce at the time). During 2003, $0.5 million of the total restructuring charges related to the subsidiary in Italy acquired in 2003. $1.2 million of the total 2003 restructuring charges was unpaid as of December 31, 2003 and is expected to be paid in 2004. These workforce reductions were initiated in order to lower costs in response to the reduced levels of IT spending by the Company's customers.

        During 2002, the Company recorded $0.4 million in restructuring charges. In February 2002, the Company reduced its workforce by 43 persons (representing 7% of the workforce at the time), and incurred a $0.2 million restructuring charge for severance payments made during the quarter ended March 31, 2002. During the quarter ended September 30, 2002, META Group Germany reduced its workforce by 10 persons and recorded a $0.2 million restructuring charge for severance payments that were made during the quarter ended December 31, 2002.

        Loss on Facilities Leases.    During 2003 and 2002, the Company recorded losses of $1.0 million and $2.2 million, respectively, on certain of its domestic and German facilities leases. The losses pertain to vacated space in these facilities for which costs will continue to be incurred under the respective contracts for the remaining terms without economic benefit to the Company. The fair value of the losses was computed based on the aggregate remaining lease obligations of the vacant space reduced by estimated sublease rentals that the Company reasonably expects to obtain for the space.

        Goodwill Impairment Loss.    As of September 30, 2002, the Company completed the second step of the impairment test prescribed by Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") and determined that the goodwill associated with the Strategic Consulting and Published Research Products segments was impaired. Accordingly, the Company recorded a goodwill charge of $22.2 million relating to the carrying value of the goodwill of these segments as of January 1, 2002. The impairment charge was recorded as the cumulative effect of a change in accounting principle and recorded retroactive to January 1, 2002. Additionally, during the nine months ended September 30, 2002, the Company recorded a $2.6 million goodwill impairment loss resulting from the Company's annual goodwill impairment test in accordance with the provisions of SFAS 142. The impaired goodwill related to the Strategic Consulting and Published Research Products segments and resulted from the acquisition of an additional interest in META Group Germany and contingent consideration earned by Rubin Systems, Inc. and the Verity Group in 2002. The Company

conducted an impairment review of its goodwill during 2003, and concluded that there was no impairment to goodwill required to be recorded in 2003.

        Impairment Loss on Investments and Advances.    During 2002, the Company determined that, based on estimates of future cash flows and other available market data, several of its investments in and advances to companies in parallel industries were impaired. Accordingly, the Company recorded an impairment loss of $1.1 million. The Company follows a practice of reviewing its individual investments for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, the Company reviews the business operations of each company in which it has an investment, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. The Company will continue to evaluate its investments for impairment every quarter, and based on its review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment. There were no impairment losses on investments and advances recorded in 2003. See discussion of liquidation gains in "Other (Expense) Income, net below. As of December 31, 2003, the balance of the Company's Investments and Advances was $1.1 million. See "Risk Factors—Our Strategic Investments Expose Us to Financial Risks."

        Other Income (Expense), net.    During 2003, the Company recorded net interest and other income of $784,000, consisting of $636,000 of other income, which was primarily the result of gains on the liquidation of investments, and $148,000 of interest income earned on its cash balances, net of interest expense on bank borrowings. This compares with net interest and other expense of $144,000 in the year 2002.

        Provision (Benefit) for Income Taxes.    During 2003, the Company recorded a provision for income taxes of $173,000. During the year 2002, the Company recorded a provision for income taxes of $13.1 million, which included a $12.2 million valuation allowance established against its deferred income tax assets, which consisted of net operating loss carryforwards for income tax purposes and temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities. In view of the Company's losses over its recent history, a determination was made that a valuation allowance should be established for the full amount of recorded deferred tax assets.

Years Ended December 31, 2002 and December 31, 2001

        Total Revenues.    Total revenues decreased 2.9% to $116.5 million in 2002 from $120.0 million in 2001.

        Revenues from Advisory Services decreased 9.8% to $77.1 million in 2002 from $85.5 million in 2001 and decreased as a percentage of total revenues to 66% from 71%. The decrease in revenues from Advisory Services was principally due to decreased subscriptions to the Company's Advisory Services because of the decrease resulting from general economic conditions and a trend of lower IT spending that began in the second half of 2000, as well as pricing pressures faced by the Company brought on by the decrease in IT spending. As the Company recognizes subscription revenues ratably over the underlying contract period, Advisory Services revenues were adversely impacted during 2002 when compared to 2001 by the decrease in billings that began in the second half of 2000. The decrease in revenues was partially offset by $3.1 million of incremental revenues from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001. Advisory Services revenues attributable to international clients decreased 4% in 2002 from 2001, and remained constant as a percentage of Research and Advisory Services revenues at 18%.

        Strategic Consulting revenues increased 19.2% to $32.0 million in 2002 from $26.9 million in 2001, and increased as a percentage of total revenues to 27% from 22%. The increase was principally due to $9 million of incremental revenues from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001, and, to a lesser extent, from increases in consulting revenues from the Company's subsidiaries in Canada and Australia during 2002 versus 2001. The increases were partially offset by a decrease in the Company's domestic consulting revenues due principally to a decrease in IT spending as a result of general economic conditions. Exacerbating the decrease in IT spending was pricing pressure from competition on the Company's domestic consulting services. Additionally, but to a lesser extent, the decrease in domestic consulting revenues was due to a decrease in domestic consulting headcount in 2002 when compared to 2001.

        Published Research Products revenues decreased 9% to $4.9 million in 2002 from $5.4 million in 2001 and decreased as a percentage of total revenues to 4% from 5%. The decrease in revenues was principally due to less demand for such products resulting from a decrease in IT spending as a result of general economic conditions, and, to a lesser extent, from market pricing pressures faced by the Company in 2002 as a result of the decrease in IT spending and a commoditization of published research products in the IT industry. Additionally, the Company experienced a decrease in the number of personnel in the Company's inside sales channel that primarily sell the Company's published research products in 2002 when compared to 2001. These decreases were partially offset by $180,000 of incremental revenues from the acquisition of META Group Germany in December 2001.

        Cost of Services and Fulfillment.    Cost of services and fulfillment, including reimbursable expenses, decreased 6% to $60.7 million in 2002 from $64.6 million in 2001 and decreased as a percentage of total revenues to 52% from 54%. The decrease was principally due to decreased payroll and payroll related costs (salaries, benefits and bonus expense) for analyst, consultant and fulfillment positions as a result of the reductions in headcount that occurred in February 2002, and reduced travel expenses attributable to both the decrease in headcount and other cost control measures. Such cost reductions were partially offset by $8.6 million of incremental expenses from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001.

        Selling and Marketing Expenses.    Selling and marketing expenses decreased 34.4% to $30.1 million in 2002 from $46.0 million in 2001 and decreased as a percentage of total revenues to 26% from 38%. The decrease in selling and marketing expenses was due principally to decreased commission expenses as a result of the Company's restructured sales commission plan for the plan year ended January 31, 2002, which resulted in a decrease in commissions paid to the Company's sales personnel during the twelve months ended January 31, 2002. As the Company amortizes commission payments over the subscription period in which the related Advisory Services revenues are amortized to income, the Company experienced a decrease in commission expense during 2002 versus the same period in 2001. Additionally, the Company experienced a decrease in bad debt expense during 2002 versus 2001. During 2001, the Company incurred $6.8 million in bad debt expense relating to the Company's accounts and notes receivable, compared to approximately $1 million in the current year. Additionally, domestic payroll and payroll related costs (salaries and benefits) and travel expenses decreased during 2002 versus the same period a year ago due principally to the reductions in headcount that occurred in February 2002 and other cost control measures. Such decreases were partially offset by $2.8 million of incremental selling and marketing expenses as a result of the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001.

        General and Administrative Expenses.    General and administrative expenses increased 30.1% to $19.1 million in 2002 from $14.7 million in 2001 and increased as a percentage of total revenue to 16%

from 12%. The increase in expenses was principally due to $4.4 million of incremental expenses from the acquisition of a majority interest in META Group Germany in December 2001 and the establishment of META Group France in September 2001. The incremental expenses from the acquisitions were partially offset by a decrease in payroll and payroll related costs (salaries and benefits) due principally to the reductions in headcount that occurred in February 2002 and other cost control measures.

        Depreciation and Amortization.    Depreciation and amortization expense decreased 18.5% to $6.3 million in 2002 from $7.7 million in 2001. The decrease was principally due to lower amortization of intangible assets as a result of the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets"("SFAS 142"). Pursuant to SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other intangible assets will continue to be amortized over their useful lives, which range from four to seven years.

        Restructuring Charges.    During 2002, the Company recorded $362,000 in restructuring charges associated with severance payments as a result of reductions in force. In February 2002, the Company announced a restructuring whereby it reduced its workforce by 43 persons (representing 7% of the workforce at the time). As a result of the restructuring, the Company incurred a $222,000 restructuring charge during the quarter ended March 31, 2002 for severance payments made during the quarter ended March 31, 2002. During the quarter ended September 30, 2002, META Group Germany reduced its workforce by 10 persons and recorded a $140,000 restructuring charge for severance payments that were made during the quarter ended December 31, 2002. In April 2001, the Company announced a restructuring whereby it reduced its workforce by 100 persons, or 15% of the workforce at that time. As a result of the restructuring, the Company incurred a $359,000 restructuring charge during the quarter ended June 30, 2001 for severance payments made during the quarter ended June 30, 2001.

        Loss on Facilities Leases.    During 2002, the Company recorded a $2.2 million loss on certain of its domestic and German facilities leases. The losses pertain to vacated space in these facilities for which costs will continue to be incurred under the respective contracts for the remaining terms without economic benefit to the Company. The fair value of the losses was computed based on the aggregate remaining lease obligations of the vacant space reduced by estimated sublease rentals that the Company reasonably expects to obtain for the space.

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

        Impairment Loss on Investments and Advances.    During the years 2002 and 2001, the Company determined that, based on estimates of future cash flows and other available market data, several of its investments in and advances to companies in parallel industries were impaired. Accordingly, the Company recorded impairment losses of $1.1 million and $9.2 million, in 2002 and 2001, respectively. The Company follows a practice of reviewing its individual investments for impairment on a quarterly basis, and based on its review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment. See "Risk Factors—Our Strategic Investments Expose Us to Financial Risks."

        Other Income (Expense), net.    During 2002, the Company recorded net interest and other expense of $144,000, consisting primarily of interest expense on its outstanding bank borrowings, net of interest income earned on its cash balances. This compares with net interest and other income of $2.1 million in the year 2001. During 2001, the Company recognized a $2.6 million gain on the sale of its investment in Intermedia Group. Proceeds from the sale were $2.9 million. The gain was partially offset by interest expense recorded on the Company's outstanding bank borrowings.

        Provision (Benefit) for Income Taxes.    During 2002, the Company recorded a provision for income taxes of $13.1 million, versus an income tax benefit of $2.9 million recorded during 2001. The Company established a $12.2 million valuation allowance against its deferred income tax assets, which consisted of net operating loss carryforwards for income tax purposes and temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities. In view of the Company's losses over its recent history, a determination was made that a valuation allowance should be established for the full amount of recorded deferred tax assets.

  Liquidity and Capital Resources

        The Company funds its operations primarily through cash generated from operations, and, to a lesser extent, from borrowings under its credit facility and from the sale of its common stock. The Company generated $2.7 million in cash from operations during 2003, $3.6 million in 2002, and $18.2 million in 2001. The decrease in operating cash flow in 2003 versus 2002 was due to lower accounts receivable collections in 2003, a reduction in net working capital and a reduction in non-cash operating charges. The significant decrease in operating cash flow in 2002 versus 2001 was principally due to the significant increase in collections of the Company's accounts receivable that occurred in 2001 as a result of enhanced collection efforts, and, to a lesser extent, as a result of the cash received in 2001 from the Company's sale of its limited partnership interest in the JMI Equity Side Fund, L.P. associated with the termination of the Company's META Group/JMI Long-Term Incentive Plan for certain of the Company's key employees, and as a result of decreases in the levels of accrued expenses and other current liabilities.

        The Company used $1.0 million, $1.1 million and $1.9 million of cash in 2003, 2002 and 2001, respectively, for the purchase of fixed assets. The purchases were principally made to support the Company's computer equipment, software and network infrastructure. The Company currently expects to make additional purchases in 2004 and currently expects that such expenditures will remain approximately the same when compared to 2003 levels. As of December 31, 2003, the Company had no material commitments for capital expenditures; however, the Company anticipates that it will continue to upgrade its internal systems to support its business, including in particular its international subsidiaries.

        During 2003, the Company used $2.9 million of cash (net of cash acquired) to fund the acquisitions of 100% of META Group Italy, META Group UK and META Group Northern Europe. There is no contingent consideration related to these acquisitions. These acquisitions are described in greater detail above in "Recent Business Developments—Acquisitions".

        During 2002, the Company expended $1.5 million of cash (net of cash acquired) to fund acquisitions and settle contingent payouts. The specifics of the acquisitions and payouts are as follows:

Acquisition of Assets of Rubin Systems, Inc. ("RSI")

        In October 2000, the Company completed the acquisition of substantially all the assets of RSI, a provider of IT trend-tracking, finance analysis and software engineering measurement consulting, for an initial payment of $750,000 in cash, $375,000 in common stock (36,874 shares) and the assumption of certain liabilities. During 2001, the Company paid $1 million in cash and issued $250,000 in common stock (57,084 shares) as contingent consideration to RSI as a result of the achievement of certain financial targets. During 2002, the Company paid $569,000 in cash and $369,000 in the form of 202,499 shares of the Company's common stock as additional contingent consideration in connection with the achievement of certain financial targets by RSI and $500,000 in additional consideration in connection with the fair value of options to purchase the Company's common stock granted to Dr. Howard Rubin. In the event certain financial targets are met, additional contingent consideration of $2.7 million payable in cash and $1.4 million payable in the Company's common stock may be paid through March 2007. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 147,027, the remaining consideration will be payable in cash. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company. The Company filed a registration statement which became effective in 2004 to register the shares issued to RSI.

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

Acquisition of Assets of The Verity Group

        In March 2002, the Company paid $400,000 of contingent consideration to The Verity Group ("Verity"), an IT consulting company, as additional contingent consideration earned during the year ended December 31, 2001. The Company acquired certain assets of Verity in 1997 for an initial payment of $1,000 in cash and contingent consideration of up to $1.1 million in the event certain financial targets were met in each of the four years ended December 31, 2001. The aggregate consideration paid by the Company amounted to approximately $1 million. There are no future payments remaining under the earnout.

        Exclusive of its acquisitions, the Company had previously made investments in and advances to several companies in parallel or synergistic industries, however, the Company did not make any such investments or advances during 2003, 2002 and 2001. In 2003, 2002 and 2001, the Company liquidated certain investments and received cash proceeds of $0.9 million, $2.3 million and $2.9 million, respectively, and recognized gains of $0.6 million, $0 and $2.6 million, respectively.

        The balance of the Company's investments and advances was $1.1 million, $4.0 million and $8.2 million at December 31, 2003, 2002 and 2001, respectively. Each investment is accounted for under the cost method. See "Risk Factors—Our Strategic Investments Expose Us to Financial Risks."

        During 2003, the Company used $11.9 million of cash in financing activities primarily as a result of repayments of $7.2 million of borrowings outstanding under the Company's credit facilities, and the establishment of a $6.0 million restricted cash account as required by the Company's credit facility discussed below. The repayments were partially offset by $1 million in bank borrowings and $633,000 in proceeds from the Company's stock option and stock purchase plans, and sale of treasury stock. During 2002, the Company used $4.2 million of cash in financing activities primarily as a result of repayments of borrowings outstanding under the Company's credit facilities. The repayments were partially offset by $425,000 in proceeds from a private placement of common stock and $158,000 in proceeds from the Company's stock option and stock purchase plans. During 2001, $6.1 million was used in financing activities primarily as a result of the repayment of $12.0 million in outstanding borrowings under the Company's credit facility. The repayments were partially offset by proceeds from the Company's private placement of its common stock of $4.6 million, borrowings of $1 million from its credit facility, and $343,000 in proceeds from the exercise of stock options and proceeds received under its employee stock purchase plan.

        In September 2002, five trusts affiliated with the Company's President and Chief Executive Officer, Alfred J. Amoroso, purchased 125,000 shares of the Company's common stock. Additionally, two members of the Company's Board of Directors, Michael Simmons and Gayl W. Doster, purchased 20,000 and 10,000 shares of the Company's common stock, respectively. All of the shares were purchased from META Group Germany at a purchase price of $2.74. Total proceeds to META Group Germany were approximately $425,000.

        As of December 31, 2002, the Company had $6.2 million in borrowings outstanding ($5.2 million outstanding under the term loan and $1 million outstanding under the revolving credit facility) under its $20 million credit facility (the "Old Facility"). The Company was in breach of a number of covenants contained in the Old Facility. As the Company was in default under the Old Facility as of December 31, 2002, all outstanding borrowings were classified as a current liability on the consolidated balance sheet as of December 31, 2002. In January 2003, the Company repaid all amounts outstanding under the Old Facility from its cash on hand.

        In March 2003 the Company received a waiver of all prior covenant defaults. Additionally, in March 2003 the Company executed a new $6 million revolving credit agreement (the "Amended Facility"). The Amended Facility replaced the Old Facility and consists of a $6 million revolving credit facility. Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR, as determined by the bank, plus 1.5% or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Amended Facility is fully collateralized by a $6 million cash deposit. This cash deposit is reflected as restricted cash on the Company's consolidated balance sheet as of December 31, 2003. The Amended Facility contains no financial covenants, and matures in November 2004. As of December 31, 2003, there was $836,000 used under the Amended Facility in the form of standby letters of credit issued on behalf of one of the Company's independent sales representative organizations and as collateral for a portion of the Company's U.S. premises leases. There were no borrowings outstanding as of December 31, 2003.

        During the year 2003, the Company paid $368,000 in satisfaction of the terms of notes payable held by certain former shareholders of META Group Germany. The notes were acquired when the Company acquired the remaining interest in META Group Germany in September 2002. As of December 31, 2003, $683,000 remains payable under the notes, which are payable through November 2008.

        At December 31, 2003, the Company has a liability for severance payments owed to the former Chief Executive Officer of the Company. The remaining liability of $339,000 will be paid during 2004.

        As of December 31, 2003 the Company had outstanding a corporate guarantee in the amount of €62,000 (approximately $78,000) guaranteeing lease payments to the landlord of one of the Company's former independent sales representative organizations. In January 2002, the landlord called the guarantee. The claim is currently being negotiated with the landlord. The Company is currently uncertain as to when this issue will be resolved.

        As of December 31, 2003, the Company had cash of $8.8 million, restricted cash of $6 million and negative working capital of $21.7 million. Working capital decreased by $14.8 million in 2003 primarily due to payment of short term debt, the establishment of a restricted cash collateral account, and increases in deferred revenues and other accrued liabilities. The Company generated a net loss of $4.3 million for 2003, and a loss before the cumulative effect of a change in accounting principle of $19.3 million for 2002. To return to profitability, the Company will need to, among other things, achieve revenue growth and/or maintain expenses below revenue levels. The Company cannot be certain whether, or when, any of these will occur. If the Company fails to either achieve sufficient revenue growth or maintain expenses below revenue levels, any such failure will likely result in continued losses that would have a material adverse effect on the Company's financial results and condition. See "Risk Factors—If We are Unable to Return to Profitability it Could Impact Our Ability to Continue Our Operations."

        The Company currently believes existing cash balances, anticipated cash flows from operations and borrowings under its existing credit facility will be sufficient to meet its working capital and capital expenditure requirements for the next 12 months. The Company also believes that is has sufficient funds to maintain current operations and to complete its current projects and plans. The Company intends to continue its efforts to monitor its accounts receivable collections and manage expenses. However, the Company also currently believes that if decreases in and delays of IT spending continue, that together with competitive pricing pressure on the Company's products and services, it will continue to negatively impact the Company's business. See "Risk Factors—Decreases and Delays in IT Spending Could Lead to Further Decreases in Our Revenues and Increase Our Net Losses."

        The following table summarizes the Company's contractual obligations and other commitments as of December 31, 2003 and the effect such obligations are currently expected to have on its liquidity and cash flow in future periods (in thousands):

	Twelve Months Ending December 31,
	2004	2005	2006	2007	2008	Thereafter
Operating leases	$6,947	$5,739	$5,083	$5,153	$2,244	$1,224
Payments due under employment / severance agreements	572	—	—	—	—	—
Notes payable	294	293	55	20	21	—

	$7,813	$6,032	$5,138	$5,173	$2,265	$1,224

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 to our consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

  •
  Revenue Recognition—Revenues from our Advisory Services are recognized on a straight-line basis over the subscription contract period, generally one year. All subscription contracts are billable at signing, absent special terms granted on a limited basis from time to time. As such, our policy is to record at the time of signing of an Advisory Services subscription contract the fees receivable and related deferred revenues for the full amount of the subscription contract. Accounts receivable and deferred revenues that extend beyond a 12-month period have been classified on the consolidated balance sheets as non-current. We also record the related sales commission obligation upon the signing of the subscription contract and amortize the corresponding deferred commission expense over the subscription period in which the related Advisory Services revenues are earned and amortized to income. We recognize revenue on Strategic Consulting engagements on a contract by contract basis, as the work is performed, utilizing the percentage of completion method for fixed fee projects, or as services are rendered for time and materials projects. The average duration of our consulting engagements is 2-3 months. Revenues from Published Research Products are recognized at the time the applicable product is delivered. Additionally, we record reductions to revenue for estimated customer cancellations.

  •
  Accounts Receivable Reserves—We generally evaluate our accounts receivable on a monthly basis. As part of our analysis, we examine our collections history, the age of the receivables in question, any specific customer collection issues that we have identified, and general market conditions. At December 31, 2003 and 2002, our total accounts receivable balances were $38.9 million and $38.3 million, respectively. Based upon our analysis of estimated recoveries and collections associated with the receivables balances, we have $1.0 million and $2.3 million of accounts receivable reserves at December 31, 2003 and 2002, respectively. The determination of the amount of accounts receivable reserves is subject to significant levels of judgment and estimation by our management. If circumstances change or economic conditions deteriorate, we may need to increase the reserve.

  •
  Deferred Tax Valuation Allowance—During 2002, we recorded a full valuation allowance against our deferred tax assets as a result of our losses over our recent history. We considered future taxable income versus the cumulative losses incurred during the previous three years and determined that, in light of the cumulative losses over our recent history, we could not support a conclusion that realization of the existing deferred tax assets was more likely than not. During 2003, there was no substantive change in the above circumstances. Should we determine that we would be able to realize our deferred tax assets in the future, an adjustment will be made to the valuation allowance.

  •
  Goodwill Valuation—Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Intangible assets with finite lives will continue to be amortized over their useful lives.

    With respect to our goodwill recorded as of January 1, 2002, we completed the implementation of FAS 142 as of September 30, 2002. Based on the completion of the impairment test, it was determined that the goodwill associated with our Strategic Consulting and Published Research Products segments was impaired as of January 1, 2002. Accordingly, we recorded a goodwill charge of $22.2 million relating to the carrying value of the goodwill of these segments as of

    January 1, 2002. The impairment charge was recorded as the cumulative effect of a change in accounting principle and recorded retroactive to January 1, 2002.

    As of September 30, 2002 we completed the annual impairment test for 2002 in accordance with the provisions of SFAS 142. As a result of this test, it was determined that the goodwill associated with the Strategic Consulting and Published Research Products segments was impaired. Accordingly, 2002 additions of $2.6 million to these segments resulting from the acquisition of an additional interest in META Group Germany, and contingent consideration earned by Rubin Systems, Inc. and the Verity Group were recorded as an impairment loss.

    As of September 30, 2003 we completed the annual impairment test for 2003 in accordance with the provisions of SFAS 142. There was no impairment of goodwill noted as a result of this test.

    As of December 31, 2003, we have on our consolidated balance sheet goodwill of $12.4 million associated with the Advisory Services segment, $0.5 million associated with the Strategic consulting segment and $0.1 million associated with the Published Research Products segment. We will test this goodwill annually, or more frequently if certain indicators arise.

Impact of Recently Issued Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities on a company's balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The Company adopted SFAS 150 on July 1, 2003, with no impact on its financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 (as amended by FASB Interpretation No. 46R), "Consolidation of Variable Interest Entities", an interpretation of ARB No. 51 ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company currently does not have any interest in any unconsolidated entity for which variable interest entity accounting is required and therefore FIN 46 did not impact the Company's consolidated financial statements.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to SFAS 123" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company currently does not intend to change its existing method of accounting for stock-based employee compensation unless required by the issuance of a new pronouncement. The Company adopted the disclosure requirements of SFAS 148 as of December 31, 2002.

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables," ("EITF 00-21"). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in the fiscal periods beginning after June 15, 2003. The Company examined its current Advisory Service offerings and has determined that its present accounting policies are consistent with the guidance contained in EITF 00-21.

Risk Factors

If We are Unable to Return to Profitability it Could Impact Our Ability to Continue Our Operations

        We experienced a net loss before the cumulative effect of a change in accounting of $4.3 million for 2003 and $19.3 million for 2002. To return to profitability, we will need to, among other things, achieve revenue growth and/or maintain operating expenses below revenue levels. If we fail to either achieve revenue growth and/or maintain operating expenses below revenue levels, such a failure will likely result in continued operating and/or net losses. Operating and net losses over sustained periods of time could impact our ability to continue our operations.

Decreases and Delays in IT Spending Could Lead to Further Decreases In Our Revenues and Increase Our Net Losses

        Our business depends on continued spending on IT by substantial commercial and governmental users of IT. If, as a result of general economic uncertainty or otherwise, IT users continue to reduce IT spending levels or delay their purchases of IT products and services, then such decreases or delays in spending could continue to reduce demand for our products and services, which could lead to further decreases in our revenues and increase our net losses. The Company has seen reduced IT spending levels from its customers beginning in the latter half of 2000 and continuing to the present. Additionally, we expect decreases and delays in IT spending to continue to affect our business for the foreseeable future.

We May Have to Change Our Product Pricing Strategy Due to Competitive Pressures

        Our pricing strategy may limit the potential market for our Advisory Services, Strategic Consulting services and Published Research products to substantial commercial and governmental users and vendors of IT. Pricing pressures have contributed to our decline in revenue as we have lost business to competitors offering similar products and services for a lesser price and, in certain circumstances, have lowered the selling price of certain of our products and services. As a result, we may be required to change our pricing strategy by reducing prices for our existing Advisory Services, Strategic Consulting services and Published Research products or to introduce new products and services with lower prices to expand or maintain our market share. These actions present risks because the new products might not be accepted by our customers and/or our revenues could be reduced by lower prices.

We Depend on Renewals of Subscription-Based Services, And Our Failure to Renew at Historical Rates Could Lead to Further Decreases in Our Revenues and Increase Our Net Losses

        We derived approximately 64% and 66% of our total revenues during 2003 and 2002, respectively, from subscriptions to our Advisory Services. Advisory Service subscriptions typically have a one year term. We may not be successful in renewing the subscriptions of our customers at historical renewal rates. Our ability to renew subscriptions is subject to a number of risks, including the following:

  •
  We may be unsuccessful in delivering consistent, high-quality, and timely analysis and advice to our clients

  •
  We may not be able to hire or retain highly talented analysts in a very competitive job market

  •
  We may be unsuccessful in understanding and anticipating market trends and the changing needs of our clients

  •
  We may not be able to deliver products and services of the quality and timeliness necessary to withstand competition

  •
  Our clients may continue to shift their demands to more consultative, solution-oriented products and services that take into account the client's unique environment

  •
  If we are unable to successfully maintain our subscription renewal rates, our annual revenue may decrease.

We Depend on Non-Recurring Strategic Consulting Engagements, And Our Failure to Secure New Engagements Could Lead to Further Decreases in Our Revenues and Increase Our Net Losses

        We derived approximately 29% and 27% of our total revenues during the years 2003 and 2002 from Strategic Consulting engagements. Strategic Consulting engagements vary in number, size and scope, and typically are project-based and non-recurring. Our ability to replace completed Strategic Consulting engagements with new engagements is subject to a number of risks, including the following:

  •
  We may be unsuccessful in delivering consistent, high-quality and timely consulting services to our clients

  •
  We may not be able to hire or retain highly talented consultants in a very competitive job market

  •
  We may not be able to develop new business

  •
  We may not be able to maintain the costs of engagements within fixed fee arrangements

  •
  We may be unsuccessful in understanding and anticipating market trends and the changing needs of our clients

  •
  The skills and competencies of our Strategic Consulting staff may not match the skills required for the fulfillment of existing or potential Strategic Consulting engagements

  •
  We may not be able to deliver consulting services of the quality and timeliness necessary to withstand competition

  •
  If we are not able to replace completed Strategic Consulting engagements with new engagements, our revenue may decrease.

Our Results May Fluctuate Significantly On a Quarterly Basis Which Could Affect the Price of our Common Stock

        Our operating results have varied significantly from quarter to quarter. We expect future operating results to fluctuate due to several factors, many of which are not in our control, including the following:

  •
  The disproportionately large percentage of our Advisory Services subscriptions that expire in the fourth quarter of each year

  •
  The level and timing of renewals of subscriptions to our Advisory Services

  •
  The mix of Advisory Services revenues versus Strategic Consulting and Published Research Products revenues

  •
  The number, size and scope of Strategic Consulting engagements in which we are engaged, the degree of completion of such engagements and our ability to match the skills of our consulting staff to consulting engagement opportunities

  •
  Accuracy of estimates of resources required to complete ongoing Strategic Consulting engagements

  •
  The timing and amount of new business generated by us

  •
  The mix of domestic versus international business

  •
  The performance of our acquired international subsidiaries

  •
  The timing of the development, introduction, marketing and market acceptance of new products and services

  •
  The timing of the hiring of research analysts, consultants, and sales representatives

  •
  Effective use of our analysts and consultants

  •
  Changes in the spending patterns of our clients

  •
  Our ability to collect our accounts and notes receivable

  •
  Changes in market demand for IT research and analysis

  •
  Our ability to increase our sales to our existing customers and find new customers

  •
  Decreases in spending on IT by substantial commercial and governmental users of IT

  •
  General economic uncertainty and economic slowdown in the U.S. and abroad

  •
  Competitive conditions in the industry, including pricing pressure.

        Due to these factors, we believe that period-to-period comparisons of operating results are not necessarily meaningful and should not be relied on as an indication of future operating results. The potential fluctuations in our operating results make it likely that, in some future quarter, our operating results will be below the expectations of securities analysts and investors, which could lower the price of our common stock.

Our International Operations Expose Us to a Variety of Risks Which Could Negatively Impact Our Future Revenue Growth and Profitability

        Net revenues attributable to international clients represented approximately 24% and 18% of our total Advisory Services revenues for 2003 and 2002, respectively. We sell our products and services internationally through a network of foreign subsidiaries and independent sales representative organizations. We assume significantly greater risks by selling through independent sales representative organizations than through a direct employee sales force or foreign subsidiaries. These risks include:

  •
  Failure by us to find distributors for our products and services

  •
  The financial health of each foreign subsidiary and individual sales representative organization

  •
  The ability of individual sales representative organizations to repay their liabilities to us

  •
  Developing and managing relationships with sales representative organizations and their employees

  •
  Failure by us to replace sales representative agreements on terms beneficial to us or on a timely basis and clients' potential unwillingness to continue to do business with us or our new distributor in the event that any existing agreements with independent sales representative organizations are terminated

  •
  Integration of acquired international operations into our existing operations

  •
  Greater difficulty in maintaining direct client contact

  •
  Greater accounts receivable collection risk (to the extent we rely on the sales representative organization to invoice and collect receivables)

  •
  Longer accounts receivable collection cycles.

        In addition, our general risks of international operations include:

  •
  Political, social, legal and economic conditions in various jurisdictions. Specifically, some countries in which we operate may experience political or social turmoil and adverse economic conditions and have adopted significant, and sometimes restrictive, political and legal policies, measures and regulatory requirements affecting commerce. These events and laws could, among other things, affect a country's currency controls, cause fluctuations in foreign currency exchange rates or result in financial difficulties for our international clients. These effects could, in turn, increase the costs of our products and services or cause some of our international clients to reduce their purchases of our products and services. In addition, effective intellectual property protection may not be available in all jurisdictions in which we offer or intend to offer our products and services

  •
  Tariffs and other trade barriers

  •
  Potentially adverse tax consequences.

        We expect that international operations will continue to account for a significant portion of our revenues and we intend to continue to expand our international operations. Expansion into new geographic territories may require considerable management and financial resources, as was the case during the three years ended December 31, 2003, and may negatively impact our results of operations. If we are unable to successfully manage the risks associated with international operations, such an inability could reduce our total revenues and profitability.

We May Fail to Anticipate and Adapt to Market Changes Which Could Impair Our Ability To Remain Competitive And Harm Our Market Share

        Our success depends in part on our ability to anticipate rapidly changing technologies and market trends, and to adapt our products and services to meet the changing information and analysis needs of IT users. Frequent and often dramatic changes characterize the IT industry, including the following:

  •
  Introduction of new products and obsolescence of others

  •
  Shifting strategies and market positions of major industry participants

  •
  Paradigm shifts with respect to system architectures

  •
  Changing objectives and expectations of IT users and vendors

  •
  Volatility in spending levels on IT by substantial commercial and governmental users of IT.

        This environment of rapid and continuous change presents significant challenges to our ability to provide our clients with current and timely analysis and advice on issues of importance to them. We commit substantial resources to meeting these challenges. If we fail to provide insightful timely analysis of developments and assessment of technologies and trends in a manner that meets changing market needs, we may lose our customers to competitors who may better anticipate changing technologies and market trends and provide more timely analysis and advice.

We May Not be Able to Attract and Retain Qualified Personnel Which Could Jeopardize the Quality of Our Research, Product Development, Selling, Marketing and Management

        We need to hire, train and retain qualified employees to execute our strategy and support growth. In particular, we need trained research analysts, consultants, sales representatives, product development staff, operations staff and management. We continue to experience intense competition in recruiting and retaining qualified employees. The pool of experienced candidates is small, and we compete for qualified employees against many companies, including Gartner, Inc., that have substantially greater financial resources than we do. If we are unable to successfully hire, retain and motivate a sufficient number of qualified employees, the quality of our research, our product development efforts, our selling, marketing and management could each be negatively impacted, which could have an adverse effect on our business, results of operations and financial condition.

We Have Many Competitors Who May be More Effective Than Us Which Could Result in Pricing Pressure and Loss of Market Share

        The IT research, analysis and consulting industry is extremely competitive. We compete directly with other independent providers of similar services and indirectly with the internal staffs of current and prospective client organizations. Our principal direct competitor, Gartner, Inc., has a substantially longer operating history and has considerably greater financial resources and market share than we do. We also compete indirectly with larger electronic and print media companies and consulting firms. Our indirect competitors, many of which have substantially greater financial, information gathering and marketing resources than we do, could choose to compete directly against us in the future.

        Our market has few barriers to entry. New competitors could easily compete against us in one or more market segments addressed by our Advisory Services or Strategic Consulting services. Our current and future competitors may develop products and services that are more effective than our products and services. Competitors may also produce their products and services at less cost and market them more effectively. If we are unable to successfully compete against existing or new competitors, such an inability will have a material adverse effect on our results of operations and would likely result in pricing pressure and loss of market share.

We May Not Be Able to Develop or Acquire the New Products and Services That We Need to Remain Competitive

        Our future success depends on our ability to develop or acquire new products and services that address specific industry and business sectors, changes in client requirements and technological changes in the IT industry. The process of internally researching, developing, launching and gaining client acceptance of a new product or service is inherently risky and costly. Assimilating and marketing an acquired product or service is also risky and costly. In addition, we have introduced few new products or services and have had limited experience in acquiring and integrating new products or services into our business. If we are unable to develop new products and services, we may lose customers to competitors who may better provide updated products and services, which could lead to a decrease in revenues and a loss of market share.

Our Strategic Investments Expose Us to Financial Risks Which Could Result in Additional Impairment Losses

        In an effort to develop new products and services, from April 1996 to December 2000, we made investments in and advances to companies in parallel or synergistic industries totaling approximately $21.5 million. Such strategic investments and advances are highly risky and illiquid. During 2003, 2002 and 2001, we determined that, based on reviews of the business climate of each company in which we had an investment, that company's historical financial results, projected cash flow, plans for the future and likelihood of achieving such plans and other available market data, several of our investments in these companies were impaired. Accordingly, we recorded $0, $1.1 million and $9.2 million of impairment losses, respectively, on these investments. There can be no assurance that such strategic investments will result in new product or service offerings for us or otherwise be successful. Many factors outside our control, including general economic conditions, could impair the value of our strategic investments requiring us to record further, substantial losses related to such investments.

Moreover, these strategic investments may disrupt our ongoing business and distract management. Furthermore, there can be no assurance that we will be able to liquidate our strategic investments when needed or desirable. If we are unable to manage our remaining strategic investments, we may not be able to obtain any developments in new products and services we wanted to obtain and we may be required to record further impairment losses.

If We Fail to Integrate Recent Acquisitions, We May Not Realize the Benefits Expected From Our Investments

        As part of our business strategy, we buy, or make investments in, complementary businesses, products and services. If we find a business that we wish to acquire, we may have difficulty negotiating the terms of the purchase, financing the purchase, and assimilating the employees, products and operations of the acquired business. Acquisitions may disrupt our ongoing business and distract our management. Furthermore, acquisitions of new businesses may not lead to the successful development of new products or services, or if developed, such products or services may not achieve market acceptance or prove to be profitable. We may therefore pay more than the value we derive from the acquisition. A given acquisition may also have a material adverse effect on our financial condition or results of operations. In addition, we may be required to incur debt or issue equity to pay for any future acquisitions or contingent payments in connection with previously consummated acquisitions, which may be dilutive to our current stockholders and/or decrease our working capital.

Our Stock Price is Volatile Which Could Result In Investors Losing Some Or All Of Their Investment

        The market price of our common stock has been volatile. During 2000, as reported on the Nasdaq National Market, our common stock quotations ranged from a high of $35.63 to a low of $4.50. In 2001, the market price of our common stock reached a low of $0.77 and a high of $7.00. In 2002, the market price of our common stock reached a low of $1.20 and a high of $3.41. In 2003, the market price of our common stock reached a low of $2.05 and a high of $6.30. The market price of our common stock could be subject to wide fluctuations in response to:

  •
  Our perceived prospects, including anticipated revenue growth

  •
  Variations in our operating results and our achievement of key business targets

  •
  Our ability to maintain operating expenses below revenue levels

  •
  Changes in securities analysts' recommendations or earnings estimates

  •
  Differences between our reported results and those expected by investors and securities analysts

  •
  Announcements of new service offerings by us or our competitors

  •
  Market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors

  •
  General economic or stock market conditions unrelated to our operating performance.

        In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it would result in substantial costs as well as a diversion of our management's attention and resources, and it would likely cause the market price of our common stock to fall.

Political And Social Turmoil Could Make It Difficult For Us And Our Customers To Accurately Forecast And Plan Future Business Activities And Could Negatively Impact Our Business.

        Increasing political and social turmoil, such as military actions and terrorist activities, can be expected to put further pressure on economic conditions in the United States and foreign jurisdictions and are placing pressure on our business operations. For example, certain of our conference events in various geographies, such as the Middle East, were postponed in light of potential ongoing military action in the region. Additionally, as a result of military action and terrorist activities, we have issued to our employees cautionary advice with respect to their travel. These conditions make it difficult for us and our customers to accurately forecast and plan future business activities and may delay our development plans and our sales, particularly in the geographically affected areas.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk

        In 2002, the Company's exposure to market risk for changes in interest rates related primarily to borrowings under its $20 million credit facility, which consisted of a $12 million revolving credit line and an $8 million term loan. At December 31, 2002, there was $6.2 million in borrowings outstanding under this facility. Under the facility, interest was computed on outstanding borrowings at the rate of LIBOR plus 2.5% or the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%. In January 2003, the Company repaid all amounts outstanding under its credit facility. In March 2003, the Company executed a new $6 million credit agreement with its bank (the "Amended Facility"). The Amended Facility consists of a $6 million revolving credit facility. The Company borrowed and repaid $1 million under this facility during 2003, and has no borrowing outstanding under this facility as of December 31, 2003. Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR plus 1.5% or the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%. The Company believes that an increase or a decrease of ten percent in the effective interest rate on available borrowings on its facility, if fully utilized, would not have a material effect on future results of operations.

  Investment Risk

        The Company is exposed to market risk as it relates to changes in the market value of its strategic investments. The Company made investments in and advances to companies in parallel or synergistic industries to that of the Company's. During 2002 and 2001, the Company recorded $1.1 million and $9.2 million, respectively, in impairment losses on its investments and advances. During, 2003, the Company did not record any impairment loss on its investments and advances. As of December 31, 2003, the Company had investments and advances totaling $1.1 million. These investments and advances are inherently risky because the companies we invested in are private companies that are typically in the early development stages. Adverse changes in market conditions and poor operating results of the underlying investments may result in the Company incurring additional losses or an inability to recover the remaining value of its investments and advances.

  Foreign Currency Exchange Risk

        The Company is exposed to market risk as it relates to foreign currency exchange rates. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against foreign currencies. Changes in foreign currency exchange rates may therefore negatively affect the Company's consolidated revenues and expenses, and net investment in foreign subsidiaries. Currency transaction gains or losses arising from transactions in currencies other than the functional currency of the Company's foreign subsidiaries are included in the results of operations. Such gains and losses were not material to the Company's consolidated results of operations during 2003 and 2002. The Company believes that an increase or a decrease of ten percent in foreign currency exchange rates would not have a material effect on future results of operations. The Company has not entered into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and financial statement schedule listed under Item 15—Exhibits, Financial Statement Schedules, and Reports on Form 8-K are filed as a part of this Item 8. Supplementary financial information may be found in Note 13 to the consolidated financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with its Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company's President and Chief Executive Officer along with the Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the SEC rules thereunder.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item may be found under the sections captioned "Election of Directors," "Occupations of Directors and Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 24, 2004 (the "2004 Proxy Statement"), which is incorporated herein by reference. The 2004 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 2003.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item may be found under the section captioned "Compensation and Other Information Concerning Directors and Officers" in the 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item may be found under the section captioned "Management and Principal Holders of Voting Securities" in the 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" in the 2004 Proxy Statement, which is incorporated herein by reference, and in Note 11 to the consolidated financial statements.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item may be found under the section captioned "Auditor Fees" in the 2004 Proxy Statement, which is incorporated herein by reference.

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

        (a)(3) List of Exhibits.

        The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company
3.2	(1)	Amended and Restated Bylaws of the Company
4.1	(1)	Specimen Certificate Representing the Common Stock
10.1	(7)*	Second Amended and Restated 1995 Stock Plan
10.2	(7)*	Form of Incentive Stock Option Agreement under the Second Amended and Restated 1995 Stock Plan
10.3	(7)*	Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated 1995 Stock Plan
10.4	(3)*	Second Amended and Restated 1995 Employee Stock Purchase Plan Enrollment Authorization Form
10.5	(8)*	Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.6	(2)*	Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan of the Registrant
10.7	(1)(12)*	Agreement between First Albany Corporation and the Company dated March 30, 1995
10.8	(1)*	Restated and Amended 1989 Stock Option Plan, as amended
10.9	(1)*	Form of Incentive Stock Option Agreement under 1989 Stock Option Incentive Plan
10.10	(1)*	Form of Certificate and Agreement under Restated and Amended 1989 Stock Option Plan
10.11	(1)*	1993 Stock Option and Incentive Plan, as amended
10.12	(1)*	Form of Certificate and Agreement under 1993 Stock Option and Incentive Plan
10.13	(1)*	Form of Warrant under the Restated and Amended 1989 Stock Option Plan and 1993 Stock Option and Incentive Plan
10.15	(1)	Office Lease between International Business Machines Corporation and the Company dated August 1, 1994
10.17	(4)*	Amended and Restated 1996 Equity Compensation Plan of The Sentry Group, Inc.
10.18	(8)*	Second Amended and Restated 1995 Employee Stock Purchase Plan
10.19	(5)*	Asset Purchase Agreement among Rubin Systems Inc., Howard Rubin, and META Group, Inc. dated as of October 27, 2000
10.20	(5)*	Employment and Management Agreement between META Group, Inc. and Howard Rubin dated as of October 27, 2000
10.21	(5)	Office Lease between Harbor Vista Associates Limited Partnership and the Company dated March 31, 1999
10.23	(6)	Form of META Group, Inc./JMI Long Term Incentive Compensation Plan Waiver and Release Agreement
10.25	(9)*	Employment agreement between Alfred J. Amoroso and META Group, Inc., dated as of July 31, 2002

10.26	(9)*	Incentive Stock Option Agreement between META Group, Inc. and Alfred J. Amoroso dated July 31, 2002
10.27	(9)*	Non-Qualified Stock Option Agreement between META Group, Inc. and Alfred J. Amoroso dated July 31, 2002
10.28	(9)*	Employee Noncompetition, Nondisclosure and Developments Agreement between META Group, Inc. and Alfred J. Amoroso dated as of July 31, 2002
10.29	(9)*	Severance Agreement between META Group, Inc. and Dale Kutnick dated as of July 31, 2002
10.30	(9)(10)*	Amendment to Option Agreements between META Group, Inc. and Dale Kutnick dated as of July 31, 2002
10.31	(9)*	Non-Qualified Stock Option Agreement between META Group, Inc. and Dale Kutnick dated August 14, 2002
10.32	(9)*	Registration Rights Agreement between META Group, Inc. and Dale Kutnick dated as of July 31, 2002
10.33	(9)*	Amendment No. 1 to Asset Purchase Agreement among Rubin Systems, Inc., Howard Rubin and META Group, Inc., dated as of July 31, 2002
10.34	(9)*	Revised Exhibit A to the Amended Asset Purchase Agreement among Rubin Systems, Inc., Howard Rubin and META Group, Inc., dated as of July 31, 2002
10.35	(9)*	Amendment No. 1 to Employment and Management Agreement between META Group, Inc. and Howard Rubin dated as of July 31, 2002
10.36	(9)*	Amendment No. 1 to Non-competition Agreement between Howard Rubin and META Group, Inc. dated as of July 31, 2002
10.37	(9)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between Howard Rubin and META Group, Inc., dated as of July 31, 2002
10.39	(11)*	Amendment No. 2 to Employment and Management Agreement between META Group, Inc. and Howard Rubin dated as of January 30, 2003
10.40	(11)	Waiver No. 2 dated as of March 12, 2003 to the Amended and Restated Credit Agreement between META Group, Inc. and The Bank of New York dated November 5, 2001
10.41	(11)	Amended and Restated Credit Agreement between META Group, Inc. and The Bank of New York dated March 12, 2003
10.42	(11)	Revolving Credit Note of META Group, Inc. in favor of The Bank of New York in the principal amount of $6,000,000 dated March 12, 2003
10.43	(11)	Amended and Restated Security Agreement between META Group, Inc. and The Bank of New York dated March 12, 2003
10.44	(11)	Amendment No. 2 to Asset Purchase Agreement among Rubin Systems, Inc., Howard Rubin and META Group, Inc. dated as of January 30, 2003
21.1†		List of Subsidiaries
23.1†		Consent of Deloitte & Touche LLP

24.1†	Power of Attorney (see page 44)
31.1†	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002
31.1†	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002
32†	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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

(5)
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

(8)
Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 1, 2002 (File No. 0-27280)

(9)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and filed on November 14, 2002 (File No. 0-27280)

(10)
Included in Exhibit 10.29

(11)
Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 28, 2003 (File No. 0-27280)

(12)
Confidential treatment obtained as to certain portions.

*
Indicates a management contract or any compensatory plan, contract, or arrangement.

†
Filed herewith.

        (b)    Reports on Form 8-K

        On November 6, 2003, the Company filed a report on Form 8-K in connection with a release of the Company's results of operations for the quarter ended September 30, 2003.

        (c)    Exhibits.

        The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

META GROUP, INC.
Date: March 29, 2004	By:	/s/ ALFRED J. AMOROSO Alfred J. Amoroso President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

        We, the undersigned officers and directors of META Group, Inc., hereby severally constitute and appoint Alfred J. Amoroso and John W. Riley and each of them singly, our true and lawful attorneys, with the power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable META Group, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 29th day of March 2004.

Signature	Title(s)

/s/ DALE KUTNICK Dale Kutnick	Chairman of the Board of Directors
/s/ ALFRED J. AMOROSO Alfred J. Amoroso	Vice Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN W. RILEY John W. Riley	Vice President, Chief Financial Officer, Treasurer & Secretary (Principal Financial Officer and Principal Accounting Officer)
/s/ GAYL W. DOSTER Gayl W. Doster	Director
/s/ MONTE FORD Monte Ford	Director
/s/ HARRY S. GRUNER Harry S. Gruner	Director

/s/ GEORGE C. MCNAMEE George C. McNamee	Director
/s/ HOWARD RUBIN Howard Rubin	Director
/s/ FRANCIS J. SALDUTTI Francis J. Saldutti	Director
/s/ MICHAEL SIMMONS Michael Simmons	Director

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
META Group, Inc.
Stamford, Connecticut

        We have audited the accompanying consolidated balance sheets of META Group, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of META Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/ Deloitte & Touche LLP
Stamford, Connecticut
March 17, 2004

META GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$8,814	$21,448
Accounts receivable, less allowance for doubtful accounts of $1,026 and $2,313, respectively	38,693	33,676
Deferred commissions	1,550	1,221
Other current assets	2,591	2,593

Total current assets	51,648	58,938
Restricted cash	6,000	—
Non-current portion of accounts receivable	184	4,584
Property and equipment, net	5,392	7,724
Goodwill	13,016	7,483
Intangible assets, net	8,982	4,630
Investments and advances	1,146	3,997
Other non-current assets	344	321

Total assets	$86,712	$87,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,041	$2,447
Deferred revenues	48,891	42,400
Borrowings under revolving credit agreement	—	1,049
Current portion of long-term debt	—	5,111
Notes payable	294	335
Accrued compensation	5,495	2,283
Accrued and other current liabilities	16,618	12,174

Total current liabilities	73,339	65,799

Long-term portion of notes payable	389	589
Non-current deferred revenues	549	6,008
Other non-current liabilities	2,039	1,969

Total non-current liabilities	2,977	8,566

Total liabilities	76,316	74,365

Minority interest	322	96

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value, authorized 45,000,000 shares; issued 14,303,655 and 13,886,612 shares, respectively	143	139
Paid-in capital	61,013	59,706
Accumulated deficit	(50,197)	(45,892)
Accumulated other comprehensive loss	(565)	(395)
Treasury stock, at cost, 647,016 and 657,016 shares, respectively	(320)	(342)

Total stockholders' equity	10,074	13,216

Total liabilities and stockholders' equity	$86,712	$87,677

See notes to consolidated financial statements.

META GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	2003	2002	2001
Revenues:
Advisory services	$78,257	$77,113	$85,483
Strategic consulting	35,747	32,009	26,863
Published research products	5,980	4,940	5,431
Reimbursable expenses	2,501	2,471	2,204

Total revenues	122,485	116,533	119,981

Operating expenses:
Cost of services and fulfillment	62,412	58,237	62,431
Reimbursable expenses	2,501	2,471	2,204
Selling and marketing	31,982	30,147	45,954
General and administrative	22,753	19,142	14,714
Depreciation and amortization	4,989	6,281	7,708
Restructuring charge	1,642	362	359
Loss on facilities leases	999	2,189	—
Goodwill impairment loss	—	2,630	—

Total operating expenses	127,278	121,459	133,370

Operating loss	(4,793)	(4,926)	(13,389)
Other income (expense):
Impairment loss on investments and advances	—	(1,075)	(9,165)
Other income (expense), net	784	(144)	2,063

Loss before provision (benefit) for income taxes, minority interest and cumulative effect of change in accounting principle	(4,009)	(6,145)	(20,491)
Provision (benefit) for income taxes	173	13,096	(2,881)
Minority interest in income of consolidated subsidiaries	123	33	—

Loss before cumulative effect of change in accounting principle	(4,305)	(19,274)	(17,610)
Cumulative effect of change in accounting principle	—	(22,206)	—

Net loss	$(4,305)	$(41,480)	$(17,610)

Loss before cumulative effect of change in accounting principle—basic and diluted common share	$(0.32)	$(1.47)	$(1.47)
Cumulative effect of change in accounting principle—basic and diluted common share	—	(1.70)	—

Net loss—basic and diluted common share	$(0.32)	$(3.17)	$(1.47)

Weighted average number of basic and diluted common shares outstanding	13,334	13,067	11,960

See notes to consolidated financial statements.

META GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

		Common Stock			Retained Earnings (Accumulated Deficit)		Treasury Stock
				Paid-in Capital		Accumulated Other Comprehensive Loss
	Total	Shares	Amount				Shares	Amount
Balance, January 1, 2001	$65,708	11,619	$116	$52,874	$13,198	$(160)	(647)	$(320)
Exercise of stock options	88	83	1	87
Issuance of shares under employee stock purchase plan	255	120	1	254
Repurchase of shares	(339)						(155)	(339)
Equity based compensation	75			75
Income tax benefit from stock options exercised	7			7
Private placement of common stock	4,573	1,727	17	4,556
Rubin Systems, Inc. earnout shares	250	57	1	249
Comprehensive loss:
Unrealized gain on marketable securities, net of tax	191					191
Less: reclassification adjustment for gains realized in net income	(27)					(27)
Foreign currency translation adjustment	(385)					(385)
Net loss	(17,610)				(17,610)

Total comprehensive loss	(17,831)

Balance, December 31, 2001	52,786	13,606	136	58,102	(4,412)	(381)	(802)	(659)
Exercise of stock options	2	1		2
Issuance of shares under employee stock purchase plan	156	78	1	155
Repurchase of shares	(22)						(10)	(22)
Private placement of common stock	425			86			155	339
Equity-based compensation	39			39
Options issued for purchase of META Group AG	412			412
Rubin Systems, Inc. earnout shares	912	202	2	910
Comprehensive loss:
Foreign currency translation adjustment	(14)					(14)
Net loss	(41,480)				(41,480)

Total comprehensive loss	(41,494)

Balance December 31, 2002	$13,216	13,887	$139	$59,706	$(45,892)	$(395)	(657)	$(342)
Exercise of stock options	366	160	2	364
Issuance of shares under employee stock purchase plan	214	82		214
Sale of treasury stock	53			31			10	22
Stock issued for acquisition of Meta Group Northern Europe	700	175	2	698
Comprehensive loss:
Foreign currency translation adjustment	(170)					(170)
Net loss	(4,305)				(4,305)

Total comprehensive loss	(4,475)

Balance December 31, 2003	$10,074	14,304	$143	$61,013	$(50,197)	$(565)	(647)	$(320)

See notes to consolidated financial statements.

META GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net loss	$(4,305)	$(41,480)	$(17,610)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	22,206	—
Depreciation and amortization	4,989	6,281	7,708
Provision for doubtful accounts	(600)	940	6,430
Impairment loss on investments and advances	—	1,075	9,165
Goodwill impairment loss	—	2,630	—
Gain on sale of affiliate investments	(615)	—	(2,563)
Gain on sale of marketable securities	—	—	(46)
Minority interest	123	33	—
Equity-based compensation and other non-cash charges	199	267	434
Deferred income taxes	—	12,559	(3,152)
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(468)	3,299	11,806
Deferred commissions	(178)	(63)	2,270
Other current assets	179	(1,074)	1,921
Other assets	173	(192)	5,009
Accounts payable	(740)	(165)	(3,978)
Accrued expenses and other current liabilities	5,048	(2,085)	2,920
Deferred revenues	(1,117)	(639)	(2,115)

Net cash provided by operating activities	2,688	3,592	18,199

Investing activities:
Capital expenditures	(1,021)	(1,059)	(1,871)
Proceeds from sales/maturities of marketable securities	—	—	7,043
Proceeds from sale/liquidation of investments	888	2,275	2,940
Payments made for acquisitions, net of cash acquired	(2,867)	(1,467)	(2,138)

Net cash (used in) provided by investing activities	(3,000)	(251)	5,974

Financing activities:
Proceeds from private placement of common stock, net of offering costs	—	425	4,573
Proceeds from bank borrowings	1,000	—	1,000
Repayment of term loan	(5,111)	(2,724)	(165)
Repayment of line of credit	(2,049)	(2,039)	(11,851)
Repayment of notes payable	(368)	—	—
Proceeds from employee stock purchase plan	214	156	255
Proceeds from exercise of stock options	366	2	88
Proceeds from sale of treasury stock	53	—	—
Increase in restricted cash	(6,000)	—	—

Net cash used in financing activities	(11,895)	(4,180)	(6,100)

Effect of exchange rate changes on cash	(427)	854	(262)

Net (decrease) increase in cash and cash equivalents	(12,634)	15	17,811
Cash and cash equivalents at beginning of year	21,448	21,433	3,622

Cash and cash equivalents at end of year	$8,814	$21,448	$21,433

Supplemental cash flow information:
Cash paid during the year for income taxes	$185	$209	$223

Cash paid during the year for interest	$73	$352	$1,361

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

        Nature of the Business and Principles of Consolidation.    META Group, Inc. and its subsidiaries (collectively the "Company") is a leading provider of information technology ("IT") research, advisory services, and strategic consulting. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for acquisitions of companies have been included in the consolidated statements of operations commencing with the closing date of acquisition. Operations of the Company's international subsidiaries, other than Canada, are consolidated on a one month lag.

        Reclassifications.    Certain prior year balances have been reclassified to conform to the current year presentation.

        Foreign Currency Translation.    All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in stockholders' equity.

        Revenue and Commission Expense Recognition.    Advisory Services revenues are recognized on a straight-line basis over the subscription contract period, generally one year. All subscription contracts are billable at signing, absent special terms granted on a limited basis from time to time. As such, the Company's policy is to record at the time of signing of an Advisory Services subscription contract the fees receivable and related deferred revenues for the full amount of the subscription contract. Accounts receivable and deferred revenues that extend beyond a 12-month period have been classified on the consolidated balance sheets as non-current. The Company also records the related sales commission obligation upon the signing of the subscription contract and amortizes the corresponding deferred commission expense over the subscription period in which the related Advisory Services revenues are earned and amortized to income. All subscription contracts are cancelable only for non-performance, except for certain government contracts that have a 30-day cancellation clause. Historically, such cancellations have not been material. The Company records estimated reductions to revenue for customer cancellations. The Company recognizes revenue on Strategic Consulting engagements on a contract by contract basis, as the work is performed, utilizing the percentage of completion method for fixed fee projects, or as services are rendered for time and materials projects. Revenues from Published Research Products are recognized at the time the applicable product is delivered. Reimbursable expenses billed to customers are treated as revenues with offsetting costs.

        Supplemental Disclosures of Non-Cash Activities.    During 2003, the Company issued 175,000 shares of its Common Stock in connection with the purchase of META Group Northern Europe. The value of the shares ($700,000) was allocated to the assets acquired.

        During 2002, in connection with contingent consideration earned by Rubin Systems, Inc. ("RSI"), the Company issued 202,499 shares of its Common Stock, to RSI. The value of the shares ($366,725) was allocated to goodwill. Additionally during 2002, the Company issued 267,285 options to purchase Common Stock to the shareholders of META Group AG ("META Group Germany") in connection with the purchase of the remaining interest of META Group Germany. The fair value of the options ($412,000) was allocated to goodwill.

        During 2001, the Company issued 57,084 shares of its Common Stock to RSI in connection with contingent consideration earned. The value of the shares ($250,000) was allocated to the assets acquired.

        Product Development.    All costs incurred in the development of new products and services are expensed as incurred.

        Property and Equipment.    Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years. Leasehold improvements are depreciated over the improvements' useful lives or the lease term, which ever is shorter.

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

        Income Taxes.    Deferred income taxes are provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities as measured by the presently enacted tax rates. A valuation allowance is recorded if it is more likely than not that the Company cannot utilize its deferred tax assets.

        Earnings Per Share.    Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common equivalent shares (options and warrants to purchase Common Stock) outstanding. Common shares outstanding includes issued shares less shares held in treasury for the respective year. For, 2003, for the purpose of calculating earnings per share—basic and diluted, the weighted average number of shares of common stock outstanding was 13,334,225. Diluted earnings per share for 2003 excludes 1,416,134 common stock equivalents (options and warrants) because they are anti-dilutive. For 2002, for the purpose of calculating earnings per share—basic and diluted, the weighted average number of shares of common stock outstanding was 13,067,155. Diluted earnings per share for 2002 excludes 321,331 common stock equivalents (options and warrants) because they are anti-dilutive. For 2001, for the purpose of calculating earnings per share—basic and diluted, the weighted average number of shares of common stock outstanding was 11,960,100. Diluted earnings per share for 2001 excludes 326,937 common stock equivalents (options and warrants) because they are anti-dilutive.

        Concentration of Credit Risk.    Financial instruments that potentially subject the Company to credit risk consist primarily of cash and trade receivables. The Company maintains its cash with major financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets into which the Company's products and services are provided, as well as their dispersion across many different geographic areas. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments consist of irrevocable letters of credit and corporate guarantees. (See Note 7). The Company has no other significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

        Fair Value of Financial Instruments.    Most of the Company's financial instruments, including cash, trade receivables and payables, and accrued liabilities are short-term in nature. Accordingly, the carrying amount of these financial instruments approximates fair value.

        Long-Lived Assets.    The Company follows Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The Company reviews the recoverability of its long-lived assets and finite lived intangible assets other than goodwill when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company's ability to recover the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted cash flows are less than the carrying value of such asset, an impairment loss would be recognized for the difference between estimated fair value and carrying value.

        Management Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

        Intangible Assets.    Intangible assets include goodwill, customer lists, non-compete agreement, intellectual property and content databases. Goodwill represents the excess of the purchase price of acquired businesses over the fair value of net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), amortization of goodwill ceased on January 1, 2002. The Company performs an impairment test of its recorded goodwill at least annually, or more frequently if certain indicators arise. Of the remaining intangible assets, the non-compete agreement is being amortized on a straight-line basis over the period of the agreement (four years), the customer lists are being amortized over their estimated useful lives of 5 to 7 years, the intellectual property is being amortized over a period of 5 years, and the databases are being amortized over a period of 7 years.

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

        The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2003, 2002 and 2001, respectively (in thousands, except per share data):

	2003	2002	2001
Reported net loss	$(4,305)	$(41,480)	$(17,610)
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	39	45
Less: Total stock based employee compensation expense determined under fair value based methods for all awards, net of tax	(2,513)	(2,451)	(1,043)

Pro forma net loss	$(6,818)	$(43,892)	$(18,608)

Net loss per share
Reported—Basic and Diluted	$(0.32)	$(3.17)	$(1.47)
Pro forma—Basic and Diluted	$(0.51)	$(3.36)	$(1.56)

        The estimated fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $3.10, $1.70 and $1.87 per share, respectively. The fair value of options granted under the Company's fixed stock option plans during the years ended December 31, 2003, 2002 and 2001 was estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2003	2002	2001
Expected life from vest date (in years)	1.6—5.4	1.6—5.4	1.6—5.4
Risk-free interest rates	0.9—4.1%	0.9—4.3%	1.8—5.3%
Volatility	87—117%	91—126%	90—148%
Dividend yield	—	—	—

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

        Detailed information for activity in the Company's stock plans and the assumptions used in the fair value based method depicted above can be found in Note 9.

  Recently Issued Accounting Pronouncements

        In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities on a company's balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The Company adopted SFAS 150 on July 1, 2003, with no impact on its financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") as amended by FIN 46R, (an interpretation of ARB No. 51). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company currently does not have any interest in any unconsolidated entity for which variable interest entity accounting is required; therefore FIN 46 did not impact the Company's consolidated financial statements.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to SFAS 123" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company currently does not intend to change its existing method of accounting for stock-based employee compensation unless required by the issuance of a new pronouncement. The Company has adopted the disclosure requirements of SFAS 148 as of December 31, 2002.

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables," ("EITF 00-21"). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Company has examined its current Advisory Service offerings and has determined that its present accounting policies are consistent with the guidance contained in EITF 00-21.

2.    Acquisitions

        During 2003, the Company consummated three acquisitions of former distributors in Italy, the United Kingdom, and Northern Europe. The Company acquired these distributors in order to have full ownership control of all operations in Europe, in order to better serve its customers in the region. A description of these transactions follows:

Acquisition of META Group Italy

        In June 2003, the Company acquired 100% of META Group Italia S.R.L. ("META Group Italy") for $280,000 in cash. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. The preliminary allocation resulted in goodwill of $203,000 recorded in the Advisory Services segment, $60,000 recorded in the Consulting segment and $300,000 related to the customer list of the seller, which is being amortized over 7 years.

Acquisition of META Group UK

        In August 2003, the Company acquired 100% of META Group UK Holdings Limited ("META Group UK") for $1.6 million in cash. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. The preliminary allocation resulted in goodwill of $104,000 recorded in the Advisory Services segment, $61,000 recorded in the Consulting segment, $4,000 recorded in the Publications segment and $1.3 million related to the customer list of the seller, which is being amortized over 7 years.

Acquisition of META Group Northern Europe

        In September 2003, the Company acquired 100% of META Group Norway A/S, META Group Sweden AB, META Group Finland OY, META Group Denmark A/S, META Group Belgium SA and META Group Nederland BV (collectively "Northern Europe"). The purchase price consisted of $3.6 million in cash and 175,000 shares of the Company's common stock (valued at $700,000), as well as forgiveness of $2.6 million in promissory notes and $1.5 million in trade receivables owed to the Company by the Northern European entities. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. The preliminary allocation resulted in goodwill of approximately $3.6 million recorded in the Advisory Services segment, $352,000 recorded in the Consulting segment, $117,000 recorded in the Publications segment and $3.9 million related to the customer lists of the sellers, which are being amortized over 7 years.

        The results of operations of the acquired entities have been included in the Company's statement of operations since the dates of the respective acquisitions. The unaudited pro forma results of operations for the years ended December 31, 2003 and 2002 have been set forth below as though the Italian, UK, and Northern European acquisitions had occurred as of January 1, 2002 (dollars in thousands except per share amounts):

	December 31,
	2003	2002
Revenues	$129,403	$126,367
Loss before cumulative effect of change in accounting principle	$(4,839)	$(20,531)
Net loss	$(4,839)	$(42,737)
Net loss per share:
Loss before cumulative effect of change in accounting principle—Basic and Diluted	$(0.36)	$(1.57)
Cumulative effect of change in accounting principle—Basic and Diluted	—	$(1.70)
Basic and Diluted	$(0.36)	$(3.27)

2002 Acquisitions

Acquisition of META Group Germany

        On December 31, 2001, the Company acquired an additional 44% ownership interest in META Group Germany. The Company had previously acquired a 9% interest in META Group Germany in 1999 in exchange for the forgiveness of accounts receivable owed to the Company in the amount of

$1 million. With the acquisition, META Group Germany became a majority-owned subsidiary of the Company. META Group Germany owns the exclusive distribution rights to the Company's products and services in Spain, Portugal, Switzerland, Germany, Austria, and Central, Southern and Eastern Europe. The consideration for the acquisition was the agreement of the Company to subordinate approximately $4.0 million of accounts receivable owed to it by META Group Germany to all other debts of META Group Germany. The acquisition was accounted for under the purchase method. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. The allocation resulted in $2.0 million of goodwill recorded in the Research and Advisory Services Segment, $5.0 million of goodwill in the Strategic Consulting segment, $1.2 million of goodwill in the Published Research Products segment, and approximately $1.7 million related to the customer list of META Group Germany, which will be amortized over 7 years. The allocation of goodwill to each segment was based on the respective revenue contribution percentages of the acquired entity to each segment.

        During 2002, the Company acquired the remaining 47% of META Group Germany (including the shares held by the stockholders of Stratis Kft.) in exchange for $590,000 in cash, $412,000 in the form of 267,285 options to purchase the Company's common stock, and approximately $924,000 in notes payable to certain of the former META Group Germany shareholders, payable from January 2003 through January 2006. The incremental consideration resulted in $300,000 of goodwill recorded in the Research and Advisory Services segment, $700,000 of goodwill in the Strategic Consulting segment, and $200,000 of goodwill in the Published Research Products segment.

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

Acquisition of Assets of The Verity Group

        In March 2002, the Company paid $400,000 of contingent consideration to The Verity Group ("Verity"), an IT consulting company, as additional contingent consideration earned during the year ended December 31, 2001. The Company acquired certain assets of Verity in 1997 for an initial payment of $1,000 in cash and contingent consideration of up to $1.1 million in the event certain financial targets were met in each of the four years ended December 31, 2001. The aggregate consideration paid by the Company amounted to approximately $1 million. There are no future payments remaining under the earnout.

3.    Property and Equipment

        Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Leasehold improvements	$1,734	$1,665
Computer equipment, software, and peripherals	21,124	19,171
Web site development costs	2,865	2,865
Furniture and fixtures	1,567	1,409

	27,290	25,110
Less: accumulated depreciation	(21,898)	(17,386)

	$5,392	$7,724

        Depreciation expense was $3.5 million, $5.1 million and $5.3 million for 2003, 2002 and 2001, respectively.

4.    Goodwill and Intangible Assets

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other finite lived intangible assets will continue to be amortized over their useful lives. During the quarter ended March 31, 2003, the remaining useful lives of intangible assets being amortized were reviewed and deemed to be appropriate.

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

        The Company completed the second step of the impairment test as of September 30, 2002. As a result of operating losses in recent history of the Company's Strategic Consulting and Published Research Products segments and the overall decline in IT spending that began in the second half of 2000 and continued through 2002, the Company determined that the goodwill related to the Strategic Consulting and Published Research Products segments was impaired. The respective fair values of the segments were determined based on a review of various valuation methods such as the discounted cash flow methodology, the guideline company methodology and the merger and acquisition methodology. Accordingly, the Company recorded an impairment charge of $22.2 million relating to the carrying value of the goodwill of these reporting units as of January 1, 2002. The impairment charge was recorded as the cumulative effect of a change in accounting principle and recorded retroactive to January 1, 2002.

        In accordance with SFAS 142, the Company has selected a date by which the annual impairment test will be performed, such date being September 30. As of September 30, 2002 it was determined that goodwill resulting from the acquisition of an additional interest in META Group AG ("META Group Germany"), and contingent consideration earned by Rubin Systems Inc. and the Verity Group, was impaired as it related to the Strategic Consulting and Published Research Products segments. Accordingly, the Company recorded a $2.6 million charge which was recorded as an impairment loss and included as an element of operating expenses. The Company performed its annual impairment test in September 2003 which resulted in no goodwill impairment.

        A summary of the Company's intangible assets as of December 31, 2003 and 2002 is as follows (amounts in thousands):

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Total
Amortized intangible assets:
Customer lists	$10,124	$(2,715)	$7,408
Intellectual property	648	(334)	314
Non-compete agreement	375	(298)	77
Content databases & other	2,085	(902)	1,183

Total	$13,232	$(4,250)	$8,982

Unamortized intangible assets:
Goodwill			$13,016

Aggregate amortization expense:
Twelve months ended December 31, 2003:			$1,481

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Total
Amortized intangible assets:
Customer lists	$4,395	$(1,750)	$2,645
Intellectual property	561	(206)	355
Non-compete agreement	375	(202)	173
Content databases & other	2,068	(611)	1,457

Total	$7,399	$(2,769)	$4,630

Unamortized intangible assets:
Goodwill			$7,483

Aggregate amortization expense:
Twelve months ended December 31, 2002:			$1,335

        As of December 31, 2003, the estimated amortization expense the Company will incur by year is as follows (in thousands):

Estimated amortization expense:
Year ending December 31, 2004	$2,095
Year ending December 31, 2005	1,936
Year ending December 31, 2006	1,361
Year ending December 31, 2007	1,268
Year ending December 31, 2008	953
Thereafter	1,369

Total	$8,982

        The changes in the carrying amount of goodwill by reportable segment for years ended December 31, 2002 and 2003 is as follows (in thousands):

	Research and Advisory Services	Strategic Consulting	Published Research Products	Total
Balance as of January 1, 2002	$6,644	$17,636	$3,813	$28,093
Goodwill acquired	839	2,814	573	4,226
Impairment losses		(20,450)	(4,386)	(24,836)

Balance as of December 31, 2002	7,483	—	—	7,483
Translation adjustments	984	—	—	984
Goodwill acquired	3,955	473	121	4,549

Balance as of December 31, 2003	$12,422	$473	$121	$13,016

        The Company ceased recording goodwill amortization effective January 1, 2002. If the Company had ceased recording goodwill as of January 1, 2001, its reported net loss of $17.6 million would have been reduced by $0.8 million to $16.8 million, and its reported net loss per share of $1.47 would have been reduced by $.07 to a net loss of $1.40 per share.

5.    Investments and Advances

        At December 31, 2003 and 2002, the Company had investments in and advances to companies in parallel or synergistic industries. Such investments and advances are summarized below (in thousands):

	December 31,
	2003	2002
Spikes Cavell	$—	$273
Tescom	1,070	1,085
META Group Northern Europe	—	2,563
Other	76	76

	$1,146	$3,997

        In 2003, the Company received proceeds of $588,000 on the liquidation of Spikes Cavell and recognized a gain of $315,000. Additionally, the Company sold another of its investments to a third party for total proceeds of $300,000 and recognized a gain on the sale of $300,000. The Company completed the acquisition of META Group Northern Europe, which is reported on a fully consolidated basis as of October 1, 2003.

        In 2002, the Company received $2.3 million in cash from the wind-down and dissolution of its investments in certain affiliates. The cash proceeds were recorded as reductions to the respective carrying values of such investments.

        The Company follows a practice of reviewing its individual investments for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, the Company reviews the business operations of each company in which it has an investment, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. The Company recorded impairment losses of $1.1 million and $9.2 million for 2002 and 2001, respectively. The losses taken were determined on a specific identification method considering each company's particular facts and circumstances in existence at that time. The Company will continue to evaluate its investments for impairment every quarter, and based on its review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment. There were no impairment losses on investments and advances recorded in 2003.

6.    Bank Debt

        As of December 31, 2002, the Company had $6.2 million in borrowings outstanding ($5.2 million term loan and $1 million revolving credit facility) under its $20 million credit facility (the "Old Facility"). The Company was in breach of covenants contained in the Old Facility, and, as a result, all outstanding borrowings were classified as a current liability as of December 31, 2002. In January 2003, the Company repaid all amounts outstanding under the Old Facility.

        In March 2003, the lender waived all prior covenant defaults and the Company executed a new $6 million revolving credit agreement (the "Amended Facility") which replaced the Old Facility. Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR, as determined by the bank, plus 1.5%, or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Amended Facility is fully collateralized by a $6 million cash deposit reflected as restricted cash as of December 31, 2003. The Amended Facility contains no financial covenants, and matures in November 2004. As of December 31, 2003, there was $836,000 used under the Amended Facility in the form of standby letters of credit issued on behalf of one of the Company's independent sales representative organizations and as collateral for a portion of the Company's U.S. premises leases. There were no borrowings outstanding as of December 31, 2003.

7.    Commitments, Contingencies and Guarantees

        Lease Commitments: The Company leases office facilities and equipment under non-cancelable operating leases. Future minimum lease payments relative to these agreements that have initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year Ending December 31,
2004	$6,947
2005	5,739
2006	5,083
2007	5,153
2008	2,244
Thereafter	1,224

$26,390

        Total rent expense was $5.9 million, $6.7 million and $4.7 million for 2003, 2002 and 2001, respectively. Included in rent expense for 2003, 2002 and 2001 were charges of $1.0 million, $2.2 million and $600,000, respectively, for vacated space and losses on subleases at certain of the Company's domestic and German facilities. The fair value of the losses was computed based on the aggregate remaining lease obligations of the vacant space reduced by estimated sublease rentals that the Company reasonably expects to obtain for the space.

  Contingencies:

  Earnout Provision Related to Acquisition of Assets of Rubin Systems, Inc. ("RSI")

        The Company's purchase agreement for the October 2000 acquisition of the assets of RSI included certain earnout provisions. In the event certain financial targets are met, additional contingent consideration of $2.7 million payable in cash and $1.4 million payable in the Company's common stock may be paid through March 2007. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 147,027, the remaining consideration will be payable in cash. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

  Legal

        Other than ordinary routine litigation incidental to the Company's business, the Company is not a party, nor is any of its property subject to, any pending legal proceedings.

  Standby Letters of Credit:

        See Note 6 for discussion of standby letters of credit.

  Guarantees:

        In September 2000, the Company provided a guarantee in the amount of €62,000 (approximately $78,000) guaranteeing lease payments to the landlord of one of the Company's former independent sales representative organizations. In January 2002, the landlord called the guarantee. The claim is currently being negotiated with the landlord. The Company is uncertain as to when this issue will be resolved.

8.    Income Taxes

        The components of the Company's income (loss) before provision (benefit) for income taxes, minority interest and cumulative effect of change in accounting principle is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
United States	$3,598	$(4,257)	$(18,633)
Foreign	(7,607)	(1,888)	(1,858)

Total	$(4,009)	$(6,145)	$(20,491)

        The provision (benefit) for income taxes is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current—federal	$64	$8	$253
—state and other	43	463	18
—foreign	66	52	—

	173	523	271

Deferred—federal	—	10,371	(2,799)
—state	—	1,814	(353)
—foreign	—	388	—

	—	12,573	(3,152)

	$173	$13,096	$(2,881)

        During 2002 the Company recorded a valuation allowance of $12.2 million on deferred tax assets existing at January 1, 2002. Such amount is reflected in deferred taxes above.

        A reconciliation of the income tax provision (benefit) from the amount computed using the federal statutory rate is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Income tax at statutory rate	$(1,403)	$(2,151)	$(7,172)
State and other taxes, net of federal benefit	168	252	(597)
Foreign taxes	77	93	(3)
Impact of valuation allowance	1,221	14,440	4,185
Other	110	462	706

	$173	$13,096	$(2,881)

        The principal components of the Company's deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2003	2002
Depreciation and amortization	$142	$(133)
Unrealized losses on securities	3,576	5,670
Allowance for doubtful accounts	793	1,335
Accrued expenses	1,669	1,068
Net operating loss carryforwards	11,072	9,397
Deferred revenues	233	1,492
Other	3,822	1,257

Deferred tax asset	21,307	20,086
Valuation allowance	(21,307)	(20,086)

Net deferred tax asset	$—	$—

        During 2003, the Company increased the valuation allowance by $1.2 million on the basis that it is not more than likely that deferred tax assets will be realized. The $1.2 million increase relates to valuation allowance against U.S. and foreign net operating losses and deferred tax assets.

        During 2002, the Company increased the valuation allowance by $15.7 million on the basis that it is not more than likely that deferred tax assets will be realized. Of this amount, $300,000 relates to the investment impairment charges. The remaining $15.4 million relates to valuation allowances against U.S. and foreign net operating losses and deferred tax assets.

        At December 31, 2003, the Company has net operating loss carryforwards for federal income tax purposes of $17.0 million expiring as follows:

Year Expiring	Amount (In thousands)
2012	$1,204
2020	2,950
2021	12,463
2022	379

Total	$16,996

        Additionally, the Company has foreign net operating loss carryforwards of approximately $12.6 million; $9.4 million of which have no expiration period and the remainder of $3.2 million expiring in 2006 through 2013.

        The exercise of non-qualified stock options and the disqualifying dispositions of incentive stock options under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the recipients and deductible by the Company for federal and state income tax purposes. The tax benefit recognized from the utilization of such deductions increased paid-in capital by $7,000 during 2001. There were no benefits recognized during 2002 or 2003.

9.    Stockholders' Equity

  Private Placements of Common Stock

        In September 2002 five trusts affiliated with the Company's President and Chief Executive Officer, Alfred J. Amoroso, purchased 125,000 shares of the Company's common stock. Additionally, two members of the Company's Board of Directors, Michael Simmons and Gayl W. Doster, purchased 20,000 and 10,000 shares of the Company's common stock, respectively. All of the shares were purchased from META Group Germany for total proceeds of approximately $425,000.

        In June 2001 the Company completed a private placement of its common stock whereby the Company issued 1,726,617 shares of its common stock for $2.78 per share to Dale Kutnick, the Company's Chairman of the Board of Directors, and additional purchasers affiliated with Francis J. Saldutti, Harry Gruner and George McNamee, each of whom is a member of the Company's Board of Directors. Total proceeds to the Company were $4.57 million, net of offering costs of approximately $227,000. The Company filed a registration statement with the Securities and Exchange Commission to register the shares issued (other than those issued to Mr. Kutnick and the purchaser affiliated with Mr. McNamee). Such registration statement was declared effective on January 26, 2004.

  Common Stock Issued for Purchase of META Group Northern Europe

        In September 2003, the Company acquired 100% of META Group Norway A/S, META Group Sweden AB, META Group Finland OY, META Group Denmark A/S, META Belgium SA and, META Nederland BV (collectively "Northern Europe"). As part of the purchase consideration, the Company issued 175,000 shares of its common stock valued at $700,000.

  Treasury Stock Sale

        In November 2003, META Germany sold 10,000 shares of the Company's common stock held as treasury stock to a third party for proceeds of $53,000.

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

        Stock option activity under the Plans from January 1, 2001 to December 31, 2003 was as follows:

	Options	Weighted-Average Exercise Price
Outstanding January 1, 2001	4,301,869	$14.57
Granted	1,287,012	2.53
Exercised	(82,701)	0.79
Canceled	(1,936,314)	17.01

Outstanding December 31, 2001	3,569,866	9.26
Granted	2,252,771	2.18
Exercised	(1,001)	2.17
Canceled	(656,899)	8.06

Outstanding December 31, 2002	5,164,737	6.32
Granted	589,969	4.09
Exercised	(160,273)	2.28
Canceled	(513,122)	7.02

Outstanding December 31, 2003	5,081,311	6.12

Exercisable:
December 31, 2003	2,883,557	$8.19

December 31, 2002	2,151,203	$10.00

December 31, 2001	1,700,368	$11.25

        At December 31, 2003, 2,120,381 shares were issuable upon the exercise of outstanding NQSOs, and 2,960,930 shares were issuable upon the exercise of outstanding ISOs.

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/03	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/03	Weighted Average Exercise Price
$ 1.56—$ 2.05	1,130,428	8.16	$2.01	432,733	$1.99
2.10— 2.50	1,170,360	8.48	2.31	422,714	2.29
2.60— 6.06	1,379,777	8.01	4.13	735,685	4.00
6.50— 16.58	1,030,573	4.11	11.40	961,825	11.59
16.67— 27.50	370,173	5.53	23.41	330,600	23.30

$ 1.56—$27.50	5,081,311	7.18	$6.12	2,883,557	$8.19

        The weighted average remaining contractual life of options outstanding at December 31, 2003, 2002, and 2001 was 7.18, 7.88, and 7.80 years, respectively.

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

  Stock Purchase Plan

        The Purchase Plan was adopted by the Board of Directors and approved by the Company's stockholders on October 2, 1995. The Purchase Plan provides for the issuance of a maximum of 750,000 shares of common stock to employees at prices equal to 85% of the lesser of the market price of the common stock on the first or last day of the semi-annual plan period. During the years ended December 31, 2003 and 2002, the Company issued 80,376 and 79,319 shares, respectively, under the Purchase Plan.

10.    Employee 401(k) Savings Plan

        The Company has a tax-deferred employee 401(k) savings plan covering substantially all employees. Contributions by the Company are made at the Company's discretion. No contributions have been made by the Company under this plan.

11.    Related Party Transactions

Private Placements of the Company's Common Stock

        In September 2002 five trusts affiliated with the Company's President and Chief Executive Officer, Alfred J. Amoroso, purchased 125,000 shares of the Company's common stock. Additionally, two members of the Company's Board of Directors, Michael Simmons and Gayl W. Doster, purchased 20,000 and 10,000 shares of the Company's common stock, respectively. All of the shares were purchased from META Group Germany for total proceeds of approximately $425,000.

        In June 2001 the Company completed a private placement of its common stock whereby the Company issued 1,726,617 shares of its common stock for $2.78 per share to Dale Kutnick, the Company's Chairman of the Board of Directors, former Chief Executive Officer and former Co-Research Director, and additional purchasers affiliated with Francis J. Saldutti, Harry Gruner and George McNamee, each of whom is a member of the Company's Board of Directors (the "Board of Directors"). Total proceeds to the Company were $4.57 million, net of offering costs of approximately $227,000. The Company filed a registration statement with the Securities and Exchange Commission to register the shares issued (other than those issued to Mr. Kutnick and the purchaser affiliated with Mr. McNamee). Such registration statement was effective on January 26, 2004.

Rubin Systems, Inc. ("RSI") and Dr. Howard Rubin

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

        In October 2000, the Company completed the acquisition of substantially all the assets of RSI for an initial payment of $750,000 in cash, $375,000 in common stock (36,874 shares), and the assumption of certain liabilities. During 2002, the Company paid $569,000 in cash and $369,000 in the form of 202,499 shares of the Company's common stock as contingent consideration in connection with the achievement of certain financial targets by RSI and $500,000 in additional consideration in connection with the fair value of options to purchase the Company's common stock granted to Dr. Howard Rubin. During 2001 RSI earned contingent payments of $1.3 million, consisting of $250,000 paid in common stock (57,084 shares) and the remainder paid in cash. In the event certain financial targets are met, additional contingent consideration of $2.7 million payable in cash and $1.4 million payable in the Company's common stock may be paid through March 2007. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 147,027, the remaining consideration will be payable in cash. RSI is wholly-owned by Dr. Howard Rubin, a director and officer of the Company.

        Pursuant to the terms of Dr. Rubin's employment and management agreement, as amended, the Company remains obligated to pay a royalty to Dr. Rubin on certain products and services sold by the Company. The Company recognized $3.6 million, $2.5 million, and $4.3 million in revenues from the sale of RSI derivative products during the years ended December 31, 2003, 2002 and 2001, respectively. In exchange for the content provided by Dr. Rubin and RSI, the Company incurred $703,000, $763,000, and $958,000 in royalty and commission expenses to Dr. Rubin and RSI during 2003, 2002 and 2001, respectively.

First Albany Corporation

        In March 1995, the Company entered into an exclusive strategic alliance agreement with First Albany Corporation ("First Albany"), a financial services firm. The agreement provides for the distribution of the Company's written research and analysis. This agreement is annually renewable by First Albany, subject to attainment of specified minimum revenue targets. The Company recognized $1.8 million, $1.3 million and $1 million in revenues from this arrangement during 2003, 2002 and 2001 respectively. Accounts receivable from First Albany were $493,000 and $342,000 as of December 31, 2003 and 2002, respectively. A director of the Company is also Chairman of First Albany Companies, Inc., the holding company of First Albany Corporation, and the Chairman of the Company is also a director of First Albany Companies, Inc. On February 20, 2004, First Albany gave notice to the Company that it was terminating the agreement effective August 20, 2004.

12.    Segment Reporting

        The Company's chief operating decision-making group is comprised of the President and Chief Executive Officer and certain other executive officers. The Company's operating segments are managed separately, as each operating segment represents a strategic business unit that offers distinct products/services. The Company's operating segments consist of Advisory Services, Strategic Consulting, and Published Research Products. Advisory Services provide comprehensive coverage of virtually all relevant IT and business-related issues faced by its clients through client/analyst interaction and published conclusions and recommendations to each client's specific IT requirements. Strategic Consulting provides custom consulting services tailored to meet individual client requirements. Published Research Products offer various topic-specific reports designed to serve both as complements to the Company's core services and as standalone deliverables that meet specific assessment requirements.

        The accounting policies of the operating segments are the same as those described in Note 1 except that the disaggregated financial results for the Company's operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assistance in making internal operating decisions. The Company evaluates performance based on standalone segment operating income, defined by the Company as the segment revenues less segment cost of sales and corporate selling, general and administrative allocations. Selling, general and administrative expenses are allocated ratably based on each operating segments' revenues. Management does not allocate corporate assets, non-operating income, or income taxes when measuring segment results.

        The Company earns revenue from clients in many countries. In 2003, other than the United States and Germany, there was no individual country in which revenues from external clients represent 10% or more of the Company's consolidated revenues. In 2002 and 2001, other than the United States, there was no individual country in which revenues from external clients represented 10% or more of the Company's consolidated revenues. Additionally, no single client accounted for 10% or more of total revenue in the years 2003, 2002 and 2001, and the loss of a single client, in management's opinion, would not have a material adverse effect on revenues.

        Information by operating segment is set forth below (in thousands):

	Advisory Services	Strategic Consulting	Published Research Products	Unallocated	Consolidated Total
Year Ended December 31, 2003
Revenues	$78,257	$35,747	$5,980	$2,501	$122,485
Depreciation & amortization	(3,254)	(1,486)	(249)	—	(4,989)
Operating income (loss)	7,162	(13,050)	1,095	—	(4,793)
Assets	—	—	—	86,712	86,712
Year Ended December 31, 2002
Revenues	$77,113	$32,009	$4,940	$2,471	$116,533
Depreciation & amortization	(4,208)	(1,759)	(314)	—	(6,281)
Operating income (loss)	5,651	(8,669)	(1,908)	—	(4,926)
Assets	—	—	—	87,677	87,677
Year Ended December 31, 2001
Revenues	$85,483	$26,863	$5,431	$2,204	$119,981
Depreciation & amortization	(4,702)	(2,081)	(925)	—	(7,708)
Operating loss	(8,146)	(2,289)	(2,945)	—	(13,389)
Assets	—	—	—	135,015	135,015

        The Company sells its products in the United States, and internationally through its subsidiaries in Canada, the Asia Pacific region and Europe. The Company also utilizes a network of independent sales representative organizations located in Africa, the Middle East, Japan and South America to distribute its products.

Information by geographic region is set forth below (in thousands):

	Americas	Asia-Pacific	Europe, Middle East, Africa	Consolidated Total
Year Ended December 31, 2003
Revenues	$91,176	$5,829	$25,480	$122,485
Operating income (loss)	2,230	(2,120)	(4,903)	(4,793)
Long-lived assets	7,605	2,092	19,183	28,880
Year Ended December 31, 2002
Revenues	$95,063	$4,849	$16,621	$116,533
Operating income (loss)	(2,299)	147	(2,774)	(4,926)
Long-lived assets	12,678	1,856	9,621	24,155
Year Ended December 31, 2001
Revenues	$116,330	$3,013	$637	$119,981
Operating income (loss)	(13,039)	(234)	(116)	(13,389)
Long-lived assets	42,150	1,838	10,567	54,555

13.    Selected Quarterly Financial Data (Unaudited)

        The following table sets forth certain key interim financial information for the years ended December 31, 2003 and 2002.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2003:
Total revenues	$28,173	$30,057	$29,394	$34,861
Gross profit	$13,424	$13,743	$12,892	$17,202
Net income (loss)	$111	$(1,517)	$(1,930)	$(969)
Net income (loss) per basic and diluted common share	$0.01	$(0.11)	$(0.14)	$(0.07)

	First Quarter(1)	Second Quarter	Third Quarter(2)	Fourth Quarter
	(In thousands, except per share amounts)
2002:
Total revenues	$28,900	$30,723	$27,154	$29,756
Gross profit	$13,413	$15,239	$11,962	$15,211
Income (loss) before cumulative effect of change in accounting principle	$(1,353)	$169	$(20,352)	$2,262
Cumulative effect of change in accounting principle(1)	$(22,206)	—	—	—

Net income (loss)	$(23,559)	$169	$(20,352)	$2,262

Income (loss) before cumulative effect of change in accounting principle per basic and diluted common share	$(0.11)	$0.01	$(1.56)	$0.17

Net income (loss) per basic and diluted common share	$(1.84)	$0.01	$(1.56)	$0.17

        The total of quarterly earnings per share may not equal the annual amount, as earnings per share is calculated independently for each quarter.

(1)
The results of operations for the quarter ended March 31, 2002 reflects a charge of $22.2 million related to the cumulative effect of a change in accounting principle pursuant to the Company's adoption of SFAS 142. The impact of the cumulative effect of a change in accounting principle on diluted and basic earnings per share during the quarter was $(1.73).

(2)
The results of operations for the quarter ended September 30, 2002 reflect the establishment of a $12.2 million valuation allowance on the Company's deferred tax assets.

14.    Restructuring Charges

        During 2003, 2002, and 2001, the Company recorded restructuring charges totaling $1,642,000, $362,000 and $359,000, respectively. These charges were associated with workforce reductions, which totaled 41 employees in 2003, 53 employees in 2002 and 100 employees in 2001 (from both domestic and foreign locations). Each year's reduction represented in excess of 5% of the Company's total workforce at the time. These workforce reduction plans were initiated in order to lower costs due to the reduced levels of IT spending by the Company's customers. The liabilities incurred in the 2002 and 2001 restructuring actions were paid in the respective quarters that the effected employees were notified. With respect to the 2003 workforce reductions, $1,196,000 was unpaid as of December 31, 2003 and is expected to be paid in 2004.

SCHEDULE II

META GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2003:
Allowance for doubtful accounts	$2,313	$(600)		$(687)	$1,026
Valuation allowance for deferred tax asset	$20,086	$1,221			$21,307
Year Ended December 31, 2002:
Allowance for doubtful accounts	$2,446	$940		$(1,073)	$2,313
Valuation allowance for deferred tax asset	$4,388	$15,698			$20,086
Year ended December 31, 2001:
Allowance for doubtful accounts	$4,031	$6,430		$(8,015)	$2,446
Valuation allowance for deferred tax asset	$203	$4,185			$4,388

S-1

QuickLinks

PART I
  ITEM 1. BUSINESS
PART II
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
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