Form 10-Q
period 2004-03-31
META GROUP INC
filed 2004-05-17
CIK 1000015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2004

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

Yes         ☐                            No           ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s common stock, $.01 par value per share, outstanding as of May 10, 2004 was 13,797,870.

META Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

META Group, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$17,003	$8,814
Accounts receivable, net	29,255	38,693
Deferred commissions	2,423	1,550
Other current assets	1,936	2,591
Total current assets	50,617	51,648

Restricted cash	6,000	6,000
Non-current portion of accounts receivable	55	184
Property and equipment, net	6,000	5,392
Goodwill	13,249	13,016
Other intangibles, net	9,247	8,982
Investments and advances	1,125	1,146
Other assets	577	344
Total assets	$86,870	$86,712

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,045	$2,041
Deferred revenues	49,305	48,891
Notes payable	300	294
Accrued compensation	7,094	5,495
Accrued and other current liabilities	15,071	16,618
Total current liabilities	73,815	73,339

Long-term portion of notes payable	396	389
Non-current deferred revenues	303	549
Other non-current liabilities	2,150	2,039
Total non-current liabilities	2,849	2,977

Total liabilities	76,664	76,316

Minority interest	334	322
Commitments and contingencies (See notes)
Stockholders’ equity:
Preferred stock, $.01 par value per-share, authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value per-share, authorized 45,000,000 shares, issued 14,391,728 and 14,303,655 shares, respectively	144	143
Paid-in capital	61,236	61,013
Accumulated deficit	(51,733)	(50,197)
Accumulated other comprehensive income (loss)	545	(565)
Treasury stock, at cost, 647,016 shares	(320)	(320)
Total stockholders’ equity	9,872	10,074
Total liabilities and stockholders’ equity	$86,870	$86,712

See notes to consolidated financial statements.

META Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

(Unaudited)

	For the three months ended March 31,
	2004	2003
Revenues:
Advisory services	$21,240	$18,382
Strategic consulting	9,339	7,458
Published research products	1,517	1,814
Reimbursable expenses	506	519

Total revenues	32,602	28,173

Operating expenses:
Cost of services and fulfillment	16,700	14,230
Reimbursable expenses	506	519
Selling and marketing	10,532	7,172
General and administrative	5,262	5,089
Depreciation and amortization	1,150	1,332

Total operating expenses	34,150	28,342

Operating loss	(1,548)	(169)

Other income, net	47	350

(Loss) income before provision for income taxes and minority interest	(1,501)	181
Provision for income taxes	47	82
Minority interest in income of consolidated subsidiary	(12)	(12)

Net (loss) income	$(1,536)	$111

Net (loss) income per basic common share	$(0.11)	$0.01

Net (loss) income per fully diluted common share	$(0.11)	$0.01

Weighted average number of basic shares outstanding	13,715	13,243
Weighted average number of fully diluted shares outstanding	13,715	13,664

See notes to consolidated financial statements.

META Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2004	2003
Operating activities:
Net (loss) income	$(1,536)	$111
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of investment	—	(315)
Depreciation and amortization	1,150	1,332
Minority interest in income of consolidated subsidiary	(12)	(12)
Other non-cash charges	—	248
Changes in assets and liabilities:
Accounts receivable	9,567	8,157
Deferred commissions	(873)	(846)
Other current assets	655	2,135
Other assets	(332)	(5)
Accounts payable	4	(737)
Accrued liabilities	(615)	(219)
Deferred revenues	168	1,142
Net cash provided by operating activities	8,176	10,991

Investing activities:
Capital expenditures	(353)	(276)
Proceeds from sale of investment	—	588
Net cash (used in) provided by investing activities	(353)	312

Financing activities:
Increase in restricted cash	—	(6,000)
Proceeds from bank borrowings	1,000	—
Repayment of line of credit	(1,000)	(1,049)
Repayment of term loan	—	(5,111)
Repayment of notes payable	—	(369)
Payment of capital lease obligations	(81)	—
Proceeds from exercise of stock options	224	51
Net cash provided by (used in) financing activities	143	(12,478)
Effect of exchange rate changes on cash	223	49
Net increase (decrease) in cash and cash equivalents	8,189	(1,126)
Cash and cash equivalents, beginning of period	8,814	21,448
Cash and cash equivalents, end of period	$17,003	$20,322

Supplemental schedule of noncash financing activities:
Acquisition of equipment under capital leases	$859	—

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2003 audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Note 2 – Acquisitions

During 2003, the Company consummated three acquisitions of former distributors in Italy, the United Kingdom, and Northern Europe. The Company acquired these distributors in order to have full ownership control of major operations in Europe, in order to better serve its customers in the region.  A description of these transactions follows:

Acquisition of META Group Italy

In June 2003, the Company acquired 100% of META Group Italia S.R.L. (“META Group Italy”) for $280,000 in cash. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. The preliminary allocation resulted in goodwill of $203,000 recorded in the Advisory Services segment, $60,000 recorded in the Consulting segment and $300,000 related to the customer list of the seller, which is being amortized over 7 years.

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

Acquisition of META Group Northern Europe

In September 2003, the Company acquired 100% of META Group Norway A/S, META Group Sweden AB, META Group Finland OY, META Group Denmark A/S, META Group Belgium SA and META Group Nederland BV (collectively “Northern Europe”). The purchase price consisted of $3.6 million in cash and 175,000 shares of the Company’s common stock (valued at $700,000), as well as forgiveness of $2.6 million in promissory notes and $1.5 million in trade receivables owed to the Company by the Northern European entities. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition.  The preliminary allocation resulted in goodwill of approximately $ 3.6 million recorded in the Advisory Services segment, $352,000 recorded in the Consulting segment, $117,000 recorded in the Publications segment and $3.9 million related to the customer lists of the sellers, which are being amortized over 7 years.

Note 3– Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests on an annual basis, or more frequently if certain indicators arise. Other finite lived intangible assets will continue to be amortized over their useful lives. During the quarter ended March 31, 2004, the remaining useful lives of intangible assets being amortized were reviewed and deemed to be appropriate.

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

A summary of the Company’s intangible assets as of March 31, 2004 and December 31, 2003 is as follows (amounts in thousands):

	March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Total
Amortized intangible assets:
Customer lists	$10,995	$(3,210)	$7,785
Intellectual property	774	(477)	297
Non-compete agreement	375	(323)	52
Content databases & other	2,088	(975)	1,113
Total	$14,232	$(4,985)	$9,247

Aggregate amortization expense:
Three months ended March 31, 2004:			$524

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Total
Amortized intangible assets:
Customer lists	$10,124	$(2,715)	$7,408
Intellectual property	648	(334)	314
Non-compete agreement	375	(298)	77
Content databases & other	2,085	(902)	1,183
Total	$13,232	$(4,250)	$8,982

Aggregate amortization expense:
Twelve months ended December 31, 2003:			$1,481

Estimated amortization expense:
Remaining nine months ending December 31, 2004:	$1,675
Year ending December 31, 2005	2,080
Year ending December 31, 2006	1,497
Year ending December 31, 2007	1,401
Year ending December 31, 2008	1,175
Thereafter	1,419
Total	$9,247

The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2004 is as follows (in thousands):

	Advisory Services	Strategic Consulting	Total

Balance as of January 1, 2004	$12,543	$473	$13,016
Translation adjustments	225	8	233
Balance as of March 31, 2004	$12,768	$481	$13,249

Note 4 – Comprehensive (Loss) Income

Comprehensive (loss) income for the three months ended March 31, 2004 and 2003 was as follows (in thousands):

	Three months ended March 31,
	2004	2003

Net (loss) income:	$(1,536)	$111
Other comprehensive (loss) income, net of tax:
Unrealized loss on investment in equity security	(55)	—
Foreign currency translation adjustment	1,165	95

Comprehensive (loss) income	$(426)	$206

During the quarter ended March 31, 2004, the shares that the Company owns in Tescom became a marketable security as a result of an initial public offering that Tescom completed.  The carrying value of the Company’s investment was $1,050,000 at March 31, 2004, which is net of an unrealized loss of $55,000.

Note 5 – Segment Reporting

In 2004, the Company completed a reorganization of the management structure overseeing Advisory Services and Published Research Products.  In addition, the Company also completed a re-evaluation of its strategy around content generation and delivery as they relate to Published Research Products.  As a result, the Company has organized itself around two business segments: Advisory Services and Strategic Consulting. The Company’s operating segments are managed separately, because each operating segment represents a strategic business unit that generally offers distinct products / services. Advisory Services provide comprehensive coverage of relevant information technology and business-related issues faced by its clients through client/analyst interaction, published conclusions and recommendations to each client’s specific IT requirements, including various topic-specific reports and standalone deliverables that meet specific assessment requirements. Strategic Consulting provides custom consulting services tailored to meet individual client requirements.

The accounting policies of the operating segments are the same as those described in Note 1 to the Company’s 2003 Annual Report on Form 10-K except that the disaggregated financial results for the Company’s operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Company’s management internally disaggregates financial information for the purposes of assistance in making internal operating decisions. In 2004, the Company also changed how it evaluates performance based on standalone segment gross margin, defined by the Company as the segment revenues less segment cost of sales excluding corporate selling, general and administrative expenses.  Those expenses were previously allocated ratably based on each operating segments’ revenues.   Management does not allocate corporate assets, non-operating income or income taxes when measuring segment results.

The Company earns revenue from clients in many countries.  In the quarters ended March 31, 2004 and 2003, other than the United States and Germany, there was no individual country in which revenues from external clients represent 10% or more of the Company’s consolidated revenues. Additionally, no single client accounted for 10% or more of total revenue in the quarters ended March 31, 2004 and 2003, and the loss of a single client, in management’s opinion, would not have a material adverse effect on revenues.

Information by operating segment is set forth below (in thousands):

	Advisory Services	Strategic Consulting	Unallocated	Consolidated Total
Three months ended March 31, 2004

Revenues	$22,757	$9,339	$506	$32,602
Gross Margin	13,227	2,169	—	15,396
Assets	—	—	86,870	86,870

Three months ended March 31, 2003

Revenues	$20,196	$7,458	$519	$28,173
Gross Margin	11,942	1,482	—	13,424
Assets	—	—	83,680	83,680

The Company sells its products in the United States, and internationally through its subsidiaries in Canada, the Asia Pacific region and Europe. The Company also utilizes a network of independent sales representative organizations located in Africa, the Middle East, Japan and Argentina to distribute its products.

Information by geographic region is set forth below (in thousands):

	Americas	Asia-Pacific	Europe, Middle East, Africa	Consolidated Total
Three months ended March 31, 2004
Revenues	$20,794	$2,104	$9,704	$32,602
Operating income (loss)	(3,382)	275	1,559	(1,548)
Long – lived assets	7,901	2,355	19,942	30,198

Three months ended March 31, 2003
Revenues	$22,234	$1,077	$4,862	$28,173
Operating income (loss)	3	(48)	(124)	(169)
Long – lived assets	11,727	1,925	9,582	23,234

Note 6 – Bank Debt

As of December 31, 2002, the Company had $6.2 million in borrowings outstanding ($5.2 million term loan and $1 million revolving credit facility) under its $20 million credit facility  (the “Old Facility”).  The Company was in breach of covenants contained in the Old Facility, and, as a result, all outstanding borrowings were classified as a current liability as of December 31, 2002.  In January 2003, the Company repaid all amounts outstanding under the Old Facility.

In March 2003, the lender waived all prior covenant defaults and the Company executed a new $6 million revolving credit agreement (the “Amended Facility”) which replaced the Old Facility. Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR, as determined by the bank, plus 1.5%, or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Amended Facility is fully collateralized by a $6 million cash deposit reflected as restricted cash as of March 31, 2004 and December 31, 2003. The Amended Facility contains no financial covenants, and matures in November 2004. As of March 31, 2004 and December 31, 2003, there was $1,533,000 and $836,000, respectively, used under the Amended Facility in the form of standby letters of credit issued on behalf of one of the Company’s independent sales representative organizations and as collateral for a portion of the Company’s U.S. premises leases and equipment leases. There were no borrowings outstanding as of March 31, 2004 and December 31, 2003.

Note 7 – Stock-Based Compensation

The Company has three active stock-based employee compensation plans, which are described more fully in Note 9 to the Company’s 2003 Annual Report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	March 31, 2004	March 31, 2003

Reported net (loss) income	$(1,536)	$111
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of tax:	(564)	(765)
Pro forma net loss	$(2,100)	$(654)

Net (loss) income per share
Reported
Basic	$(0.11)	$0.01
Diluted	$(0.11)	$0.01

Pro forma
Basic	$(0.15)	$(0.05)
Diluted	$(0.15)	$(0.05)

Note  8 – Net (Loss) Income Per Share

The following table sets forth the computation of net (loss) income per share for the three months ended March 31, 2004 and 2003:

	For the three months ended March 31,
	2004	2003
Net (loss) income	$(1,536,000)	$111,000

Average number of common shares outstanding during the period	13,714,966	13,242,813
Add common share equivalents — options to purchase common shares and contingent shares	—	421,677
Total	13,714,966	13,664,490

Amounts per basic common share
Net (loss) income	$(0.11)	$0.01

Amounts per fully diluted common share
Net (loss) income	$(0.11)	$0.01

Diluted earnings per share for the three months ended March 31, 2004 excludes 1,875,448 common stock equivalents (options and warrants) because they are anti-dilutive.

Note 9 – Other Income, Net

During the quarter ended March 31, 2003, the Company received final proceeds of $588,000 on the liquidation of its investment in Spikes Cavell and recognized a gain of $315,000, which is included in other income, net, on the consolidated statement of operations for the quarter ended March 31, 2003.

Note 10 – Contingencies and Guarantees

Contingencies:

Legal:

Other than ordinary routine litigation incidental to the Company’s business, the Company is not a party, nor is any of its property subject to, any pending legal proceedings.

Earnout Provision Related to Acquisition of Assets of Rubin Systems, Inc. (“RSI”)

The Company’s purchase agreement for the October 2000 acquisition of the assets of RSI included certain earnout provisions. In the event certain financial targets are met, additional contingent consideration of $2.7 million payable in cash and $1.4 million payable in the Company’s common stock may be paid through March 2007. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 147,027, the remaining consideration will be payable in cash. RSI is wholly owned by Dr. Howard Rubin, a director and officer of the Company.

Letters of Credit:

See Note 6 for discussion of standby letters of credit.

Guarantees:

In September 2000 the Company provided a corporate guarantee in the amount of €62,000 (approximately $76,000) guaranteeing lease payments to the landlord of one of the Company’s former independent sales representative organizations. In January 2002, the landlord called the guarantee. The claim is currently being negotiated with the landlord. The Company is currently uncertain as to when this issue will be resolved.

Note 11- Restructuring Charges

During 2003, the Company recorded restructuring charges totaling $1,642,000. These charges were associated with workforce reductions, which totaled 41 employees.  As of March 31, 2004, $ 741,000 remains unpaid and is expected to be paid in 2004.

Note 12 – Subsequent Event – Purchase of META Group Middle East

On April 30, 2004, the Company announced that it had completed the acquisition of its Middle East distributor.  With this acquisition, the Company now has direct control over its operations in Kuwait, Saudi Arabia, the United Arab Emirates, Egypt and India.  The purchase consideration consisted of $950,000 in cash, approximately $326,000 in receivables to be collected by the seller, and forgiveness of $912,000 in payables due to the Company by the seller.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by words such as anticipate, believe, could, estimate, expect, intend, may, plan, project, should or will and similar words (as well as other words or expressions referencing future events, conditions or circumstances). Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors, including the risk factors set forth below under “Certain Factors That May Affect Future Results.” This discussion should be read in conjunction with the consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s other filings with the Securities and Exchange Commission, principally the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which includes a full discussion of many of the risks we face in our business.

Overview

META Group, Inc. with its subsidiaries (collectively the “Company”) is a leading provider of information technology (“IT”) research, advisory services, and strategic consulting. The Company’s mission is to help clients be more efficient, effective, and timely in their use of IT to achieve their business goals.

In 2004, the Company completed a reorganization of the management structure overseeing Advisory Services and Published Research Products.  In addition, the Company also completed a re-evaluation of its strategy around content generation and delivery as they relate to Published Research Products.  As a result, the Company has organized itself around two business segments:  Advisory Services and Strategic Consulting. The Advisory Services segment provides annually renewable subscription services (focused on specific areas of IT, the special needs of the CIO and others within the IT organization, or the distinct IT/business issues of specific industry markets and the public sector), service analyst briefing engagements, conferences, research reports and online resources which offer thorough market research, practical executive / operational guides and in-depth IT product evaluations. Supplementing these services are the Company’s Infusion programs, which provide an important bridge between traditional Advisory Services that examine broader industry issues and Strategic Consulting which drills into specific projects for a given client.  The Strategic Consulting segment offers project consulting services that address clients’ business and technology challenges. A significant portion of Strategic Consulting clients are also Advisory Services subscribers.

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

Significant Financial Events in Quarter ended March 31, 2004

During the quarter ended March 31, 2004, we achieved total revenue of $32.6 million, and incurred a loss before income taxes and minority interest of $1.5 million.

Results of Operations

The following table sets forth, for the years indicated, the results of operations in thousands of dollars, and results of operations as a percentage of total revenues:

	Quarter ended March 31, 2004		Quarter ended March 31, 2003
	Dollars	Percent	Dollars	Percent
Revenues:
Advisory services	$21,240	65.2	$18,382	65.3
Strategic consulting	9,339	28.6	7,458	26.5
Published research products	1,517	4.6	1,814	6.4
Reimbursable expenses	506	1.6	519	1.8
Total revenues	32,602	100.0	28,173	100.0

Operating expenses:
Cost of services and fulfillment	16,700	(51.2)	14,230	(50.5)
Reimbursable expenses	506	(1.6)	519	(1.8)
Selling and marketing	10,532	(32.3)	7,172	(25.5)
General and administrative	5,262	(16.1)	5,089	(18.1)
Depreciation and amortization	1,150	(3.5)	1,332	(4.7)
Total operating expenses	34,150	(104.7)	28,342	(100.6)

Operating loss	(1,548)	(4.7)	(169)	(0.6)

Other income, net	47	—	350	1.3

(Loss) income before provision for income taxes and minority interest	(1,501)	(4.7)	181	0.7

Provision for income taxes	47	—	82	(0.3)

Minority interest in income of consolidated subsidiary	(12)	—	(12)	—

Net (loss) income	$(1,536)	(4.7)	$111	0.4

Advisory Services revenues are principally annually renewable contracts and are generally payable by clients in advance.  Billings attributable to the Company’s Advisory Services are initially recorded as deferred revenues and then recognized pro rata over the contract term.  Advisory Services revenues attributable to international clients not serviced by the Company’s subsidiaries are billed and collected by its independent sales representative organizations. The Company realized Advisory Services revenues from the independent sales representative organizations at rates of 40%- 75% of the amounts billed to their clients. One measure of the volume of the Company’s Advisory Services business is its “Contract Value,” which the Company calculates as the aggregate annual value of retainer subscription services contracts in force at a given point in time, without regard to the remaining duration of such contracts. Contract Value is not necessarily indicative of future Advisory Services revenues. Contract Value was $72.0 million at March 31, 2004 versus $69.0 million at March 31, 2003, a 4% increase.

The Company recognizes revenue on Strategic Consulting engagements on a contract by contract basis, as the work is performed, utilizing the percentage of completion method for fixed fee projects, or as services are rendered for time and material projects.

The Company recognizes revenues from the sale of Published Research Products when the products are delivered.

The Company’s operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses and depreciation and amortization. Cost of services and fulfillment represents the cost associated with production and delivery of the Company’s products and services and includes the costs of research, development, preparation of periodic reports, analyst telephone consultations, executive briefings and conferences, research reports, consulting services, new product development, and all associated editorial and support services. Selling and marketing expenses include the costs of salaries, commissions, and related benefits for selling and marketing personnel as well as travel and promotion, and bad debt expense.  General and administrative expenses include the costs of the administrative functions of the Company, including finance and accounting, corporate IT, legal, human resources, and corporate management departments.  See “Segment Reporting” in Note 5 to the consolidated financial statements for information regarding the Company’s operating segments.

Results of Operations

Quarters Ended March 31, 2004 and March 31, 2003

Total Revenues.   Total revenues increased 16.3% to $32.8 million in 2004 from $28.2 million in 2003.

The table below gives an analysis of the major changes in revenues (in thousands):

Changes in Revenues – Quarters ended March 31, 2004 versus 2003

	Acquisitions	Ongoing Operations	Foreign Exchange	Net Change
Advisory Services	$1,786	$465	$607	$2,858
Strategic Consulting	1,326	(152)	707	1,881
Published Research Products	20	(369)	52	(297)
Reimbursable Expenses	100	(143)	30	(13)
Total	$3,232	$(199)	$1,396	$4,429

Revenues from Advisory Services increased 15% to $21.2 million in 2004 from $18.4 million in 2003 and remained level as a percentage of total revenues at 65%. The increase in revenues was principally due to the acquisition of subsidiaries in Italy, the United Kingdom, and Northern Europe in 2003 (which collectively added incremental revenue of $1.8 million), the impact of foreign currency exchange rates on revenues from ongoing operations in Canada, Europe and the Asia Pacific region of $0.6 million, as well as $0.5 million of higher revenue from ongoing operations. The Company currently expects decreases in IT spending and pricing pressure to continue for the foreseeable future.

Strategic Consulting revenues increased 24% to $9.3 million in 2004 from $7.5 million in 2003, and increased as a percentage of total revenues to 29% from 26%. The increase was principally due to the acquisition of subsidiaries in Italy, the United Kingdom and Northern Europe in 2003 (which collectively added incremental revenue of $1.3 million), and the impact of foreign currency of $0.7 million. These increases were partially offset by a net decrease of $0.1 million in the Company’s ongoing consulting revenues due to competitive pricing conditions as a result of decreases in and delays of IT spending due to general economic conditions.   The Company currently expects decreases in IT spending and pricing pressure to continue for the foreseeable future.

Published Research Products revenues decreased 17% to $1.5 million in 2004 from $1.8 million in 2003 and decreased as a percentage of total revenues to 5% from 6%. The decrease in revenues was principally due to a delay in the release of an annual publication compared to a year-ago period, partially offset by increased revenues due to the acquisition of subsidiaries in Italy, the United Kingdom, and Northern Europe in 2003.

Total Operating Expenses.   Total operating expenses increased 20.8% to $34.2 million in 2004 from $28.3 million in 2003.

The table below gives an analysis of the major changes in operating expenses (in thousands):

Changes in Operating Expenses - Quarters ended March 31, 2004 versus 2003

	Acquisitions	Ongoing Operations	Foreign Exchange	Net Change
Cost of Services and Fulfillment	$1,616	$165	$676	$2,457
Selling and Marketing Expenses	936	1,965	459	3,360
General & Administrative Expenses	595	(618)	196	173
Depreciation and Amortization	210	(442)	50	(182)

Total	$3,357	$1,070	$1,381	$5,808

Cost of Services and Fulfillment.   Cost of services and fulfillment, including reimbursable expenses, increased 17.0% or approximately $2.5 million to $17.2 million in 2004 from $14.7 million in 2003 and increased as a percentage of total revenues to 51% from 50%. The increase was principally due to incremental costs of $1.6 million associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003, $0.7 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region, and $0.2 million of increased costs from ongoing operations.   On a forward-looking basis, we expect the cost of services and fulfillment to increase in absolute dollars, though such expenses may vary as a percentage of revenues.

Selling and Marketing Expenses.   Selling and marketing expenses increased 45.8% or approximately $3.4 million to $10.5 million in 2004 from $7.2 million in 2003 and increased as a percentage of total revenues to 32% from 26%. The increase in selling and marketing expenses was due to $0.9 million in incremental personnel costs associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003, $0.5 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region, and $2.0 million of increased expenses from ongoing operations due to the following: higher sales training, commissions and other selling costs of $0.9 million in 2004, and lower 2003 expenses due to the reversal of $0.4 million of other accounts receivable provisions in the United States, and higher selling and marketing expenses of $0.7 million in foreign subsidiaries.   On a forward-looking basis, we expect selling and marketing expenses to increase in absolute dollars, though such expenses may vary as a percentage of revenues.

General and Administrative Expenses.   General and administrative expenses increased 3.9% or approximately $0.2 million to $5.3 million in 2004 from $5.1 million in 2003. The increase in general and administrative expenses was due to $0.6 million in incremental personnel costs associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003, an increase in expenses of $0.2 million due to the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region, which was partially offset by $0.6 million of decreased expenses in the ongoing operations. On a forward-looking basis, we expect general and administrative expenses to remain relatively constant in absolute dollars, though such expenses may vary as a percentage of revenues.

Depreciation and Amortization.   Depreciation and amortization expense decreased 15.4% or approximately  $0.2 million to $1.1 million in 2004 from $1.3 million in 2003. The decrease was principally due to $0.5 million in lower depreciation expense on reduced levels of depreciable fixed assets in the United States, partially offset by $0.3 million of higher depreciation and amortization expense from incremental costs associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003. On a forward-looking basis, we expect depreciation and amortization to remain relatively constant in absolute dollars, though such expenses may vary as a percentage of revenues.

Other Income,Net.   Other income, net, decreased to $47,000 in 2004 from $350,000 in 2003. The decrease is principally due to a non-recurring gain of $315,000 recognized in 2003 on the final settlement of the Company’s investment in Spikes Cavell. See Footnote 9 to the consolidated financial statements.

Provision for Income Taxes.  In 2004, the Company recorded a provision for income taxes of $47,000 versus an income tax provision of $82,000 in 2003.

Liquidity and Capital Resources

The Company funds its operations primarily through cash generated from operations. The Company generated $8.2 million in cash from operations during the three months ended March 31, 2004, compared to $11.0 million of cash generated from operations in the same period last year. The decrease in operating cash flow in 2004 versus 2003 was due to lower operating results, a reduction in net working capital and a reduction in non-cash operating charges.

The Company used $0.4 million of cash in the three months ended March 31, 2004, compared to $0.3 million in the same period of 2003, for capital expenditures.  The purchases were principally made to support the Company’s computer equipment, software and network infrastructure. The Company currently expects to make additional purchases in 2004 and currently expects that such expenditures will remain approximately the same when compared to 2003 levels. As of March 31, 2004, the Company had no material commitments for capital expenditures; however, the Company anticipates that it will continue to upgrade its internal systems to support its business, including in particular its international subsidiaries. In the quarter ended March 31, 2003, the Company liquidated its investment in Spikes Cavell and received $0.6 million in final proceeds, and recognized a gain of $0.3 million.

During the quarter ended March 31, 2004, the Company generated $0.1 million of cash from financing activities primarily due to the exercise of stock options. During the quarter ended March 31, 2003, the Company used $12.5 million of cash from financing activities primarily as a result of repayments of $6.1 million of borrowings outstanding under the Company’s credit facilities, and the establishment of a $6.0 million restricted cash account as required by the Company’s credit facility discussed below, and repaid notes of $0.4 million.

As of December 31, 2002, the Company had $6.2 million in borrowings outstanding ($5.2 million outstanding under the term loan and $1 million outstanding under the revolving credit facility) under its $20 million credit facility (the “Old Facility”).  The Company was in breach of a number of covenants contained in the Old Facility.  As the Company was in default under the Old Facility as of December 31, 2002, all outstanding borrowings were classified as a current liability on the consolidated balance sheet as of December 31, 2002.  In January 2003, the Company repaid all amounts outstanding under the Old Facility from its cash on hand.

In March 2003 the Company received a waiver of all prior covenant defaults. Additionally, in March 2003 the Company executed a new $6 million revolving credit agreement (the “Amended Facility”). The Amended Facility replaced the Old Facility and consists of a $6 million revolving credit facility. Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR, as determined by the bank, plus 1.5% or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Amended Facility is fully collateralized by a $6 million cash deposit. This cash deposit is reflected as restricted cash on the Company’s consolidated balance sheet as of March 31, 2004 and December 31, 2003. The Amended Facility contains no financial covenants, and matures in November 2004. As of March 31, 2004, there was $1,533,000 used under the Amended Facility in the form of standby letters of credit issued on behalf of one of the Company’s independent sales representative organizations and as collateral for a portion of the Company’s U.S. premises leases and equipment leases. There were no borrowings outstanding as of March 31, 2004.

During the year 2003, the Company paid $368,000 in satisfaction of the terms of notes payable held by certain former shareholders of META Group Germany. The notes were acquired when the Company acquired the remaining interest in META Group Germany in September 2002.  As of March 31, 2004, $696,000 remains payable under the notes, which are payable through November 2008.

As of March 31, 2004 the Company had outstanding a corporate guarantee in the amount of €62,000 (approximately $76,000) guaranteeing lease payments to the landlord of one of the Company’s former independent sales representative organizations. In January 2002, the landlord called the guarantee. The claim is currently being negotiated with the landlord. The Company is currently uncertain as to when this issue will be resolved.

As of March 31, 2004, the Company had cash of $17.0 million, restricted cash of $6 million and negative working capital of $23.2 million. The increase in the Company’s cash balances during the quarter was due primarily to increased collections of its accounts receivable.  Days sales outstanding (DSOs) for the first quarter were 81 days, compared to 97 days for the year-ago period. After adjusting for those accounts receivable with future payment terms related to multiyear contracts, DSOs were 64 days, compared with 57 days a year ago. The Company generated a net loss of $1.5 million for the quarter ended March 31, 2004. To return to profitability, the Company will need to, among other things, achieve revenue growth and/or maintain expenses below revenue levels. The Company cannot be certain whether, or when, any of these will occur. If the Company fails to either achieve sufficient revenue growth or maintain expenses below revenue levels, any such failure will likely result in continued losses that would have a material adverse effect on the Company’s financial statements.

The Company currently believes existing cash balances, anticipated cash flows from operations and borrowings under its existing credit facility will be sufficient to meet its working capital and capital expenditure requirements for the next 12 months. The Company also believes that it has sufficient funds to maintain current operations and to complete its current projects and plans.  The Company intends to continue its efforts to monitor its accounts receivable collections and manage expenses. However, the Company also currently believes that if decreases in and delays of IT spending continue, that together with competitive pricing pressure on the Company’s products and services, it will continue to negatively impact the Company’s business.

The following table summarizes the Company’s contractual obligations and other commitments as of March 31, 2004 and the effect such obligations are currently expected to have on its liquidity and cash flow in future periods (in thousands):

	Twelve Months Ending December 31,
	2004(1)	2005	2006	2007	2008	Thereafter

Operating leases	$5,210	$5,739	$5,083	$5,153	$2,244	$1,224
Capital leases	265	361	151	—	—	—
Notes payable	294	293	55	20	21	—
Payments due under employment / severance agreements	572	—	—	—	—	—
	$6,341	$6,393	$5,289	$5,173	$2,265	$1,224

(1) Represents nine months ending December 31, 2004.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2003. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

•      Revenue Recognition – Revenues from our Advisory Services are recognized on a straight-line basis over the subscription contract period, generally one year. All subscription contracts are billable at signing, absent special terms granted on a limited basis from time to time. As such, our policy is to record at the time of signing of an Advisory Services subscription contract the fees receivable and related deferred revenues for the full amount of the subscription contract. Accounts receivable and deferred revenues that extend beyond a 12-month period have been classified on the consolidated balance sheets as non-current. We also record the related sales commission obligation upon the signing of the subscription contract and amortize the corresponding deferred commission expense over the subscription period in which the related Advisory Services revenues are earned and amortized to income. We recognize revenue on Strategic Consulting engagements on a contract by contract basis, as the work is performed, utilizing the percentage of completion method for fixed fee projects, or as services are rendered for time and material projects. The average duration of our consulting engagements is 2-3 months. Revenues from Published Research Products are recognized at the time the applicable product is delivered. Additionally, we record reductions to revenue for estimated customer cancellations.

•      Accounts Receivable Reserves – We generally evaluate our accounts receivable on a monthly basis. As part of our analysis, we examine our collections history, the age of the receivables in question, any specific customer collection issues that we have identified, and general market conditions. At March 31, 2004 and 2003, our total accounts receivable balances were $29.3 million and $30.4 million, respectively. Based upon our analysis of estimated recoveries and collections associated with the receivables balances, we have $1.0 million and $2.3 million of accounts receivable reserves at March 31, 2004 and 2003, respectively.  The determination of the amount of accounts receivable reserves is subject to significant levels of judgment and estimation by our management.  If circumstances change or economic conditions deteriorate, we may need to increase the reserve.

•      Deferred Tax Valuation Allowance – During 2002, we recorded a full valuation allowance against our deferred tax assets as a result of our losses over our recent history. We considered future taxable income versus the cumulative losses incurred during the previous three years and determined that, in light of the cumulative losses over our recent history, we could not support a conclusion that realization of the existing deferred tax assets was more likely than not. During the quarters ended March 31, 2004 and 2003, there was no substantive change in the above circumstances. Should we determine that we would be able to realize our deferred tax assets in the future, an adjustment will be made to the valuation allowance.

•      Goodwill Valuation - Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to impairment tests on an annual basis, or more frequently if certain indicators arise.  Intangible assets with finite lives will continue to be amortized over their useful lives.

As of September 30, 2003 we completed the annual impairment test for 2003 in accordance with the provisions of SFAS 142.  There was no impairment of goodwill noted as a result of this test.

As of March 31, 2004, we have on our consolidated balance sheet goodwill of  $12.7 million associated with the Advisory Services segment and $0.5 million associated with the Strategic consulting segment. We will test this goodwill annually, or more frequently if certain indicators arise.

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

Forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that could have a material adverse effect on the Company’s business, results of operations and financial condition or cause actual results to differ materially from those set forth in the forward-looking statements.  These risks and uncertainties include the items listed below, which are discussed in detail in the Company’s annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission:

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

•      other risks detailed in the Company’s filings with the Securities and Exchange Commission.

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

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to borrowings under its $6 million amended and restated credit facility. As of March 31, 2004, there were no borrowings outstanding under this facility. In the event the Company draws on the facility, interest is computed on outstanding borrowings at the rate of LIBOR as determined by the bank plus 1.5% or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Company believes that an increase or a decrease of ten percent in the effective interest rate on available borrowings on its facility, if fully utilized, would not have a material effect on future results of operations.

Investment Risk

The Company is exposed to market risk as it relates to changes in the market value of its strategic investments. The Company made investments in and advances to companies in parallel or synergistic industries to that of the Company’s. There were no impairment losses recognized during the quarter ended March 31, 2004. As of March 31, 2004, the Company had investments and advances totaling $1.1 million. Adverse changes in market conditions and poor operating results of the underlying investments may result in the Company incurring additional losses or an inability to recover the remaining value of its investments and advances.

Foreign Currency Exchange Risk

The Company is exposed to market risk as it relates to foreign currency exchange rates. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against foreign currencies. Changes in foreign currency exchange rates may therefore negatively affect the Company’s consolidated revenues and expenses. Currency transaction gains or losses arising from transactions in currencies other than the functional currency of the Company’s foreign subsidiaries are included in the results of operations. Such gains and losses were not material to the Company’s consolidated results of operations during the quarters ended March 31, 2004 and 2003. The Company has not entered into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4.        CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with its Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company’s President and Chief Executive Officer along with the Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the SEC rules thereunder.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)           Exhibits.

Exhibit Number	Description

10.1	Employment Agreement Between META Group, Inc. and John Piontkowski
31.1	Certifications pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K.

On February 5, 2004, the Company filed a report on Form 8-K in connection with the furnishing of a release of the Company’s results of operations for the quarter ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META Group, Inc.

Date:	May 14, 2004	By:	/s/ John W. Riley
John W. Riley
Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)