Form 10-Q/A
period 2003-09-30
META GROUP INC
filed 2004-07-21
CIK 1000015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to correct mathematical errors within the geographic segment data in Footnote No. 5 to reconcile the nine months ended September 30, 2003 and September 30, 2002 to the six months ended June 30, 2003 and June 30, 2002 and the quarters ended September 30, 2003 and September 30, 2002. The Company evaluates the results of its geographic segments excluding intercompany royalty income and expense. We are not restating our consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows. The Company is not restating Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, as it is not impacted by these changes. Accordingly, we are only filing amended Items 1 and 6 in their entirety with this amendment. Unless otherwise stated, all information contained in this amendment is as of November 14, 2003, the filing date of our Quarterly Report on Form 10-Q for the fiscal year ended September 30, 2003.

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

Note 5 – Segment Reporting (As Restated)

Subsequent to the issuance of the Company’s third quarter 2003 financial statements, the Company’s management determined that its segment reporting by geographic area needed correction due to mathematical errors, in order to reconcile the nine months ended September 30, 2003 and September 30, 2002 to the six months ended June 30, 2003 and June 30, 2002 and the quarters ended September 30, 2003 and September 30, 2002. As a result, the Company has restated its Form 10-Q to correct this information. The Company evaluates the results of its geographic segments excluding intercompany royalty income and expense.

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

Information by operating segment is set forth below (in thousands):

	Advisory Services	Strategic Consulting	Published Research Products	Unallocated	Consolidated Total
Three months ended September 30, 2003

Revenues	$18,741	$8,802	$1,348	$503	$29,394
Operating income (loss)	1,562	(3,512)	41		(1,909)
Assets				$76,389	$76,389

Three months ended September 30, 2002

Revenues	$18,843	$7,075	$535	$701	$27,154
Operating loss	(4,429)	(1,343)	(746)	—	$(6,518)
Assets				$78,733	$78,733

Nine months ended September 30, 2003

Revenues	$56,404	$24,959	$4,538	$1,723	$87,624
Operating income (loss)	4,249	(8,770)	692		(3,829)
Assets				$76,389	$76,389

Nine Months ended September 30, 2002

Revenues	$57,866	$23,364	$3,585	$1,962	$86,777
Operating loss	(2,615)	(4,154)	(546)	—	$(7,315)
Assets				$78,733	$78,733

Revenues and operating income (loss) by geographic region are as follows:

	Revenues	Operating Income (loss)
Three months ended September 30, 2003

Americas	$22,967	$(330)
Asia-Pacific	1,343	(1,116)
Europe, Middle East, Africa	5,084	(463)
Consolidated Total	$29,394	$(1,909)

Three months ended September 30, 2002

Americas	$21,633	$(7,374)
Asia-Pacific	1,214	223
Europe, Middle East, Africa	4,307	633
Consolidated Total	$27,154	$(6,518)

	Revenues	Operating Income (loss)
Nine months ended September 30, 2003 (As restated)

Americas	$68,060	$(2,408)
Asia-Pacific	4,253	(796)
Europe, Middle East, Africa	15,311	(625)
Consolidated Total	$87,624	$(3,829)

Nine months ended September 30, 2002 (As restated)

Americas	$70,918	$(9,189)
Asia-Pacific	3,609	1,200
Europe, Middle East, Africa	12,250	674
Consolidated Total	$86,777	$(7,315)

	Revenues	Operating Income (loss)
Nine months ended September 30, 2003 (As originally reported)

Americas	$68,404	$(1,713)
Asia-Pacific	4,162	(847)
Europe, Middle East, Africa	15,058	(1,269)
Consolidated Total	$87,624	$(3,829)

Nine months ended September 30, 2002 (As originally reported)

Americas	$71,229	$(8,966)
Asia-Pacific	3,578	1,208
Europe, Middle East, Africa	11,970	443
Consolidated Total	$86,777	$(7,315)

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

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)           Exhibits.

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company (as of May 1, 2003)
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

META Group, Inc.

Date: July 20, 2004	By:	/s/ John W. Riley
John W. Riley
Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)