Form 10-K/A
period 2003-12-31
META GROUP INC
filed 2004-07-21
CIK 1000015

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

EXPLANATORY NOTE

        We are filing this Amendment No. 1 on Form 10-K/A to restate the footnote presentation of geographic segment data in Footnote No. 12 to exclude intercompany royalty income and expense in all geographic regions. This is the method of presentation used in previously filed Forms 10-Q, and represents how the Company evaluates the results of its geographic segments. We are not restating our consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholder's equity, or consolidated statements of cash flows. The Company is not restating Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, as it is not impacted by these changes. Accordingly, we are only filing amended Items 8 and 15 in their entirety with this amendment. Unless otherwise stated, all information contained in this amendment is as of March 30, 2004, the filing date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

        (a)(3) List of Exhibits.

        The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K/A:

Exhibit Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company
3.2	(1)	Amended and Restated Bylaws of the Company
4.1	(1)	Specimen Certificate Representing the Common Stock
10.1	(7)*	Second Amended and Restated 1995 Stock Plan
10.2	(7)*	Form of Incentive Stock Option Agreement under the Second Amended and Restated 1995 Stock Plan
10.3	(7)*	Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated 1995 Stock Plan
10.4	(3)*	Second Amended and Restated 1995 Employee Stock Purchase Plan Enrollment Authorization Form
10.5	(8)*	Amended and Restated 1995 Non-Employee Director Stock Option Plan
10.6	(2)*	Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan of the Registrant
10.7	(1)(12)*	Agreement between First Albany Corporation and the Company dated March 30, 1995
10.8	(1)*	Restated and Amended 1989 Stock Option Plan, as amended
10.9	(1)*	Form of Incentive Stock Option Agreement under 1989 Stock Option Incentive Plan
10.10	(1)*	Form of Certificate and Agreement under Restated and Amended 1989 Stock Option Plan
10.11	(1)*	1993 Stock Option and Incentive Plan, as amended
10.12	(1)*	Form of Certificate and Agreement under 1993 Stock Option and Incentive Plan
10.13	(1)*	Form of Warrant under the Restated and Amended 1989 Stock Option Plan and 1993 Stock Option and Incentive Plan
10.15	(1)	Office Lease between International Business Machines Corporation and the Company dated August 1, 1994
10.17	(4)*	Amended and Restated 1996 Equity Compensation Plan of The Sentry Group, Inc.
10.18	(8)*	Second Amended and Restated 1995 Employee Stock Purchase Plan
10.19	(5)*	Asset Purchase Agreement among Rubin Systems Inc., Howard Rubin, and META Group, Inc. dated as of October 27, 2000
10.20	(5)*	Employment and Management Agreement between META Group, Inc. and Howard Rubin dated as of October 27, 2000
10.21	(5)	Office Lease between Harbor Vista Associates Limited Partnership and the Company dated March 31, 1999
10.23	(6)	Form of META Group, Inc./JMI Long Term Incentive Compensation Plan Waiver and Release Agreement
10.25	(9)*	Employment agreement between Alfred J. Amoroso and META Group, Inc., dated as of July 31, 2002

10.26	(9)*	Incentive Stock Option Agreement between META Group, Inc. and Alfred J. Amoroso dated July 31, 2002
10.27	(9)*	Non-Qualified Stock Option Agreement between META Group, Inc. and Alfred J. Amoroso dated July 31, 2002
10.28	(9)*	Employee Noncompetition, Nondisclosure and Developments Agreement between META Group, Inc. and Alfred J. Amoroso dated as of July 31, 2002
10.29	(9)*	Severance Agreement between META Group, Inc. and Dale Kutnick dated as of July 31, 2002
10.30	(9)(10)*	Amendment to Option Agreements between META Group, Inc. and Dale Kutnick dated as of July 31, 2002
10.31	(9)*	Non-Qualified Stock Option Agreement between META Group, Inc. and Dale Kutnick dated August 14, 2002
10.32	(9)*	Registration Rights Agreement between META Group, Inc. and Dale Kutnick dated as of July 31, 2002
10.33	(9)*	Amendment No. 1 to Asset Purchase Agreement among Rubin Systems, Inc., Howard Rubin and META Group, Inc., dated as of July 31, 2002
10.34	(9)*	Revised Exhibit A to the Amended Asset Purchase Agreement among Rubin Systems, Inc., Howard Rubin and META Group, Inc., dated as of July 31, 2002
10.35	(9)*	Amendment No. 1 to Employment and Management Agreement between META Group, Inc. and Howard Rubin dated as of July 31, 2002
10.36	(9)*	Amendment No. 1 to Non-competition Agreement between Howard Rubin and META Group, Inc. dated as of July 31, 2002
10.37	(9)*	Amendment No. 1 to Non-Qualified Stock Option Agreement between Howard Rubin and META Group, Inc., dated as of July 31, 2002
10.39	(11)*	Amendment No. 2 to Employment and Management Agreement between META Group, Inc. and Howard Rubin dated as of January 30, 2003
10.40	(11)	Waiver No. 2 dated as of March 12, 2003 to the Amended and Restated Credit Agreement between META Group, Inc. and The Bank of New York dated November 5, 2001
10.41	(11)	Amended and Restated Credit Agreement between META Group, Inc. and The Bank of New York dated March 12, 2003
10.42	(11)	Revolving Credit Note of META Group, Inc. in favor of The Bank of New York in the principal amount of $6,000,000 dated March 12, 2003
10.43	(11)	Amended and Restated Security Agreement between META Group, Inc. and The Bank of New York dated March 12, 2003
10.44	(11)	Amendment No. 2 to Asset Purchase Agreement among Rubin Systems, Inc., Howard Rubin and META Group, Inc. dated as of January 30, 2003
21.1**		List of Subsidiaries
23.1†		Consent of Independent Registered Public Accounting Firm

24.1**	Power of Attorney
31.1†	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002
31.1†	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002
32†	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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

**
Filed previously as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and filed on March 30, 2004.

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

META GROUP, INC.
Date: July 20, 2004	By:	/s/ HERBERT L. VANHOOK Herbert L. VanHook President and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Dale Kutnick	Chairman of the Board of Directors	July 20, 2004
/s/ HERBERT L. VANHOOK Herbert L. VanHook	President and Chief Operating Officer (Principal Executive Officer)	July 20, 2004
/s/ JOHN W. RILEY John W. Riley	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	July 20, 2004
* Gayl W. Doster	Director	July 20, 2004
* Francis J. Saldutti	Director	July 20, 2004
* Harry S. Gruner	Director	July 20, 2004
* Michael Simmons	Director	July 20, 2004
* Monte Ford	Director	July 20, 2004
*	/s/ JOHN W. RILEY John W. Riley Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

        As discussed in Note 12 to the consolidated financial statements, the disclosures relating to the Company's reporting segments have been restated.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
March 17, 2004
July 15, 2004 as to Note 12

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

12.    Segment Reporting (As Restated)

        Subsequent to the issuance of the Company's annual 2003 financial statements, the Company's management determined that its segment reporting by geographic area for the years ended December 31, 2003 and 2002 was inconsistent with its prior reporting of this information in 2001 and in the Company's Forms 10-Q for the first three quarters of 2003, in that the Company had included intercompany royalty income and expense in all geographic regions in its annual segment disclosures in 2003 and 2002. The Company evaluates the results of its geographic segments excluding intercompany royalty income and expense. As a result, the Company has restated its 2003 and 2002 consolidated financial statements to reflect operating income (loss) by geographic region for both 2003 and 2002 excluding intercompany royalty income and expense in all geographic regions for all periods presented.

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

        The accounting policies of the operating segments are the same as those described in Note 1 except that the disaggregated financial results for the Company's operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assistance in making internal operating decisions. The Company evaluates performance based on standalone segment operating income, defined by the Company as the segment revenues less segment cost of sales and corporate selling, general and administrative allocations. Selling, general and administrative expenses are allocated ratably based on each operating segments' revenues. Management does not allocate corporate assets, non-operating income, or income taxes and excludes intercompany royalty income and expense when measuring segment results.

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

Information by geographic region is set forth below as restated (in thousands):

	Americas	Asia-Pacific	Europe, Middle East, Africa	Consolidated Total
Year Ended December 31, 2003
Revenues	$91,176	$5,829	$25,480	$122,485
Operating income (loss)	(3,189)	(918)	(686)	(4,793)
Long-lived assets	7,605	2,092	19,183	28,880
Year Ended December 31, 2002
Revenues	$95,063	$4,849	$16,621	$116,533
Operating income (loss)	(5,983)	1,436	(379)	(4,926)
Long-lived assets	12,678	1,856	9,621	24,155
Year Ended December 31, 2001
Revenues	$116,330	$3,013	$637	$119,981
Operating income (loss)	(13,039)	(234)	(116)	(13,389)
Long-lived assets	42,150	1,838	10,567	54,555

Information by geographic region is set forth below as originally reported (in thousands):

	Americas	Asia-Pacific	Europe, Middle East, Africa	Consolidated Total
Year Ended December 31, 2003
Revenues	$91,176	$5,829	$25,480	$122,485
Operating income (loss)	2,230	(2,120)	(4,903)	(4,793)
Long-lived assets	7,605	2,092	19,183	28,880
Year Ended December 31, 2002
Revenues	$95,063	$4,849	$16,621	$116,533
Operating income (loss)	(2,299)	147	(2,774)	(4,926)
Long-lived assets	12,678	1,856	9,621	24,155
Year Ended December 31, 2001
Revenues	$116,330	$3,013	$637	$119,981
Operating income (loss)	(13,039)	(234)	(116)	(13,389)
Long-lived assets	42,150	1,838	10,567	54,555

13.    Selected Quarterly Financial Data (Unaudited)

        The following table sets forth certain key interim financial information for the years ended December 31, 2003 and 2002.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2003:
Total revenues	$28,173	$30,057	$29,394	$34,861
Gross profit	$13,424	$13,743	$12,892	$17,202
Net income (loss)	$111	$(1,517)	$(1,930)	$(969)
Net income (loss) per basic and diluted common share	$0.01	$(0.11)	$(0.14)	$(0.07)

	First Quarter(1)	Second Quarter	Third Quarter(2)	Fourth Quarter
	(In thousands, except per share amounts)
2002:
Total revenues	$28,900	$30,723	$27,154	$29,756
Gross profit	$13,413	$15,239	$11,962	$15,211
Income (loss) before cumulative effect of change in accounting principle	$(1,353)	$169	$(20,352)	$2,262
Cumulative effect of change in accounting principle(1)	$(22,206)	—	—	—

Net income (loss)	$(23,559)	$169	$(20,352)	$2,262

Income (loss) before cumulative effect of change in accounting principle per basic and diluted common share	$(0.11)	$0.01	$(1.56)	$0.17

Net income (loss) per basic and diluted common share	$(1.84)	$0.01	$(1.56)	$0.17

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

SCHEDULE II

META GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2003:
Allowance for doubtful accounts	$2,313	$(600)	—	$(687)	$1,026
Valuation allowance for deferred tax asset	$20,086	$1,221	—	—	$21,307
Year Ended December 31, 2002:
Allowance for doubtful accounts	$2,446	$940	—	$(1,073)	$2,313
Valuation allowance for deferred tax asset	$4,388	$15,698	—	—	$20,086
Year ended December 31, 2001:
Allowance for doubtful accounts	$4,031	$6,430	—	$(8,015)	$2,446
Valuation allowance for deferred tax asset	$203	$4,185	—	—	$4,388

S-1

QuickLinks

EXPLANATORY NOTE
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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