Form 10-Q
period 2004-06-30
META GROUP INC
filed 2004-08-16
CIK 1000015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2004

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

Yes         ☐               No        ☒

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of June 30, 2004 was 13,851,375.

META Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

META Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$8,890	$8,814
Accounts receivable, net	28,958	38,693
Deferred commissions	2,103	1,550
Other current assets	2,131	2,591
Total current assets	42,082	51,648

Restricted cash	6,000	6,000
Non-current portion of accounts receivable	—	184
Property and equipment, net	5,660	5,392
Goodwill	14,530	13,016
Other intangibles, net	9,031	8,982
Investments and advances	985	1,146
Other assets	520	344
Total assets	$78,808	$86,712

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,035	$2,041
Deferred revenues	43,079	48,891
Borrowings under revolving credit agreement	1,000	—
Notes payable	354	294
Accrued compensation	4,613	5,495
Accrued and other current liabilities	15,075	16,618
Total current liabilities	66,156	73,339

Long-term portion of notes payable	226	389
Non-current deferred revenues	245	549
Other non-current liabilities	1,773	2,039
Total non-current liabilities	2,244	2,977

Total liabilities	68,400	76,316

Minority interest	311	322
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $.01 par value per-share, authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value per-share, authorized 45,000,000 shares, issued 14,498,391 and 14,303,655, respectively	145	143
Paid-in capital	61,556	61,013
Accumulated deficit	(51,285)	(50,197)
Accumulated other comprehensive income (loss)	1	(565)
Treasury stock, at cost, 647,016 shares	(320)	(320)
Total stockholders’ equity	10,097	10,074
Total liabilities and stockholders’ equity	$78,808	$86,712

See notes to consolidated financial statements.

META Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Revenues:
Advisory services	$24,525	$19,281	$45,765	$37,663
Strategic consulting	10,590	8,699	19,929	16,157
Published research products	1,363	1,376	2,880	3,190
Reimbursable expenses	702	701	1,208	1,220

Total revenues	37,180	30,057	69,782	58,230

Operating expenses:
Cost of services and fulfillment	18,965	15,968	35,665	30,539
Reimbursable expenses	702	701	1,208	1,220
Selling and marketing	11,000	8,827	21,532	16,292
General and administrative	4,805	5,030	10,066	9,485
Depreciation and amortization	1,191	1,282	2,342	2,614

Total operating expenses	36,663	31,808	70,813	60,150

Operating income (loss)	517	(1,751)	(1,031)	(1,920)
Other income, net	21	350	68	700
Income (loss) before provision for income taxes and minority interest	538	(1,401)	(963)	(1,220)
Provision for income taxes	67	50	114	132
Minority interest in income of consolidated subsidiary	23	66	11	54
Net income (loss)	$448	$(1,517)	$(1,088)	$(1,406)

Net income (loss) per basic common share	$0.03	$(0.11)	$(0.08)	$(0.11)

Net income (loss) per fully diluted common share	$0.03	$(0.11)	$(0.08)	$(0.11)

Weighted average number of basic common shares outstanding	13,786	13,272	13,750	13,258
Weighted average number of diluted common shares outstanding	15,079	13,272	13,750	13,258

See notes to consolidated financial statements.

META Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2004	2003
Operating activities:
Net loss	$(1,088)	$(1,406)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,342	2,614
Gain on sale of investments	—	(615)
Minority interest in income of consolidated subsidiary	11	54
Other non-cash charges	—	165
Changes in assets and liabilities:
Accounts receivable	10,695	8,741
Deferred commissions	(553)	(507)
Other current assets	840	1,412
Other assets	(276)	(34)
Accounts payable	(313)	(949)
Accrued liabilities	(4,837)	(1,354)
Deferred revenues	(6,736)	(2,284)
Net cash provided by operating activities	85	5,837

Investing activities:
Capital expenditures	(666)	(323)
Payments for acquisitions, net of cash acquired	(781)	(250)
Proceeds from sale of investments	—	888
Net cash (used in) provided by investing activities	(1,447)	315

Financing activities:
Proceeds from exercise of stock options	370	139
Proceeds from employee stock purchase plan	175	62
Proceeds from bank borrowings	3,000	—
Repayment of bank borrowings	(2,000)	(1,049)
Repayment of term loan	—	(5,111)
Repayment of notes payable	(105)	(369)
Payment of capital lease obligations	(148)	—
Increase in restricted cash	—	(6,000)
Net cash provided by (used in) financing activities	1,292	(12,328)
Effect of exchange rate changes on cash	146	(110)
Net increase (decrease) in cash and cash equivalents	76	(6,286)
Cash and cash equivalents, beginning of period	8,814	21,448
Cash and cash equivalents, end of period	$8,890	$15,162

See notes to consolidated financial statements.

META Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of META Group, Inc. (the “Company”) and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2003 audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003, as amended.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Certain 2003 accounts have been reclassified to conform to the current periods’ presentation.

Note 2 – Acquisitions

Acquisition of META Group Middle East

In April 2004, the Company acquired 100% of META Group Middle East for $950,000 in cash.  The Company acquired this distributor in order to have full ownership control in the Middle East to better serve its customers in the region.  The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. The preliminary allocation resulted in goodwill of $1.1 million recorded in the Advisory Services segment and $0.5 million recorded in the Consulting segment and $0.4 million related to the customer list of the seller, which is being amortized on the straight line method over 7 years.

2003 Acquisitions

During 2003, the Company completed three acquisitions of former distributors in Italy, the United Kingdom, and Northern Europe. The Company acquired these distributors in order to have full ownership control of major operations in Europe, in order to better serve its customers in the region.  A description of these transactions follows:

Acquisition of META Group Italy

In June 2003, the Company acquired 100% of META Group Italia S.R.L. (“META Group Italy”) for $280,000 in cash. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. The allocation resulted in goodwill of $203,000 recorded in the Advisory Services segment, $60,000 recorded in the Consulting segment and $300,000 related to the customer list of the seller, which is being amortized on the straight line method over 7 years.

Acquisition of META Group UK

In August 2003, the Company acquired 100% of META Group UK Holdings Limited (“META Group UK”) for $1.6 million in cash. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. The preliminary allocation resulted in goodwill of $108,000 recorded in the Advisory Services segment, $61,000 recorded in the Consulting segment and $1.3 million related to the customer list of the seller, which is being amortized on the straight line method over 7 years.

 Acquisition of META Group Northern Europe

In September 2003, the Company acquired 100% of META Group Norway A/S, META Group Sweden AB, META Group Finland OY, META Group Denmark A/S, META Group Belgium SA and META Group Nederland BV (collectively “Northern Europe”). The purchase price consisted of $3.6 million in cash and 175,000 shares of the Company’s common stock (valued at $700,000), as well as forgiveness of $2.6 million in promissory notes and $1.5 million in trade receivables owed to the Company by the Northern European entities. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition.  The preliminary allocation resulted in goodwill of approximately $ 3.7 million recorded in the Advisory Services segment, $352,000 recorded in the Consulting segment and $3.9 million related to the customer lists of the sellers, which are being amortized on the straight line method over 7 years.

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

A summary of the Company’s intangible assets as of June 30, 2004 and December 31, 2003 is as follows (amounts in thousands):

	June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Total
Amortized intangible assets:
Customer lists	$11,148	$(3,444)	$7,704
Intellectual property	715	(477)	238
Non-compete agreement	375	(347)	28
Content databases & other	2,108	(1,047)	1,061
Total	$14,346	$(5,315)	$9,031

Aggregate amortization expense:
Six months ended June 30, 2004:			$1,043

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Total
Amortized intangible assets:
Customer lists	$10,124	$(2,715)	$7,408
Intellectual property	648	(334)	314
Non-compete agreement	375	(298)	77
Content databases & other	2,085	(902)	1,183
Total	$13,232	$(4,250)	$8,982

Aggregate amortization expense:
Twelve months ended December 31, 2003:			$1,481

Estimated amortization expense:
Remaining six months ending December 31, 2004:	$1,128
Year ending December 31, 2005	2,119
Year ending December 31, 2006	1,558
Year ending December 31, 2007	1,451
Year ending December 31, 2008	1,224
Thereafter	1,551
Total	$9,031

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2004 is as follows (in thousands):

	Advisory Services	Strategic Consulting	Total

Balance as of January 1, 2004	$12,543	$473	$13,016
Goodwill acquired	1,079	485	1,564
Translation adjustments	(48)	(2)	(50)
Balance as of June 30, 2004	$13,574	$956	$14,530

Note 4 – Comprehensive (Loss) Income

Comprehensive (loss) income for the three and six months ended June 30, 2004 and 2003 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income (loss):	$448	$(1,517)	$(1,088)	$(1,406)
Other comprehensive (loss) income, net of tax:
Unrealized loss on investment in equity security	(121)	—	(176)	—
Foreign currency translation adjustment	(423)	63	742	158

Comprehensive loss	$(96)	$(1,454)	$(522)	$(1,248)

During the quarter ended March 31, 2004, the shares that the Company owns in Tescom became a marketable security as a result of an initial public offering that Tescom completed.  The carrying value of the Company’s available for sale investment was $909,000 at June 30, 2004, which is net of an unrealized loss of $176,000.

Note 5 – Segment Reporting

In the quarter ended March 31, 2004, the Company completed a reorganization of the management structure overseeing Advisory Services and Published Research Products.  In addition, the Company also completed a re-evaluation of its strategy around content generation and delivery as they relate to Published Research Products.  As a result, the Company has organized itself around two business segments: Advisory Services and Strategic Consulting. The Company’s operating segments are managed separately, because each operating segment represents a strategic business unit that generally offers distinct products / services. Advisory Services provide comprehensive coverage of relevant information technology and business-related issues faced by its clients through client/analyst interaction, published conclusions and recommendations to each client’s specific IT requirements, including various topic-specific reports and standalone deliverables that meet specific assessment requirements. Strategic Consulting provides custom consulting services tailored to meet individual client requirements.

The accounting policies of the operating segments are the same as those described in Note 1 to the Company’s 2003 Annual Report on Form 10-K, as amended, except that the disaggregated financial results for the Company’s operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Company’s management internally disaggregates financial information for the purposes of assistance in making internal operating decisions. In 2004, the Company also changed how it evaluates performance based on stand-alone segment gross margin, defined by the Company as the segment revenues less segment cost of services and fulfillment excluding corporate selling, marketing, general and administrative expenses.  Those expenses were previously allocated ratably based on each operating segments’ revenues.  In 2004, the Company continued to refine the measurement of segment revenues and, as a result, reclassified $1.0 million and $1.1 million for the three and six months ended June 30, 2004, respectively, to Strategic Consulting from Advisory Services, and reclassified $0.4 million and $0.4 million for the three and six months ended June 2003, respectively, to Strategic Consulting from Advisory Services. Management does not allocate corporate assets, non-operating income or income taxes when measuring segment results. The Company evaluates the results of its geographic segments excluding intercompany royalty income and expense.

The Company earns revenue from clients in many countries.  In the quarters and six months ended June 30, 2004 and 2003, other than the United States and Germany, there was no individual country in which revenues from external clients represent 10% or more of the Company’s consolidated revenues. Additionally, no single client accounted for 10% or more of total revenue in the quarters and six months ended June 30, 2004 and 2003, and the loss of a single client, in management’s opinion, would not have a material adverse effect on revenues.

Information by operating segment is set forth below (in thousands):

	Advisory Services	Strategic Consulting	Unallocated	Consolidated Total
Three months ended June 30, 2004

Revenues	$24,883	$11,595	$702	$37,180
Gross Margin	14,082	3,431	—	17,513
Assets	—	—	78,808	78,808

Three months ended June 30, 2003

Revenues	$20,230	$9,126	$701	$30,057
Gross Margin	11,186	2,202	—	13,388
Assets	—	—	77,211	77,211

Six months ended June 30, 2004

Revenues	$47,533	$21,041	$1,208	$69,782
Gross Margin	27,202	5,707	—	32,909
Assets	—	—	78,808	78,808

Six months ended June 30, 2003

Revenues	$40,424	$16,586	$1,220	$58,230
Gross Margin	22,785	3,686	—	26,471
Assets	—	—	77,211	77,211

The Company sells its products in the United States, and internationally through its subsidiaries in Canada, the Asia Pacific region, Europe and the Middle East. The Company also utilizes a network of independent sales representative organizations located in South Africa, Israel, Japan and Argentina to distribute its products.

Information by geographic region is set forth below (in thousands):

	Americas	Asia-Pacific	Europe, Middle East, Africa	Consolidated Total

Three months ended June 30, 2004
Revenues	$24,299	$2,123	$10,758	$37,180
Operating income (loss)	(247)	88	676	517
Long – lived assets	6,792	2,156	21,778	30,726

Three months ended June 30, 2003
Revenues	$22,859	$1,833	$5,365	$30,057
Operating income (loss)	(2,080)	368	(39)	(1,751)
Long – lived assets	11,138	2,008	9,512	22,658

Six months ended June 30, 2004
Revenues	$45,093	$4,227	$20,462	$69,782
Operating income (loss)	(3,629)	363	2,235	(1,031)
Long – lived assets	6,792	2,156	21,778	30,726

Six months ended June 30, 2003
Revenues	$45,093	$2,910	$10,227	$58,230
Operating income (loss)	(2,077)	320	(163)	(1,920)
Long – lived assets	11,138	2,008	9,512	22,658

Note 6 – Bank Debt

In March 2003, the Company executed a new $6 million revolving credit agreement (the “Amended Facility”). Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR, as determined by the bank, plus 1.5%, or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Amended Facility is fully collateralized by a $6 million cash deposit reflected as restricted cash as of June 30, 2004 and December 31, 2003. The Amended Facility contains no financial covenants, and matures in November 2004. As of June 30, 2004 and December 31, 2003, there was $1,533,000 and $836,000, respectively, used under the Amended Facility in the form of standby letters of credit issued on behalf of one of the Company’s independent sales representative organizations and as collateral for a portion of the Company’s U.S. premises leases and equipment leases. There were $1 million in borrowings outstanding as of June 30, 2004 and no borrowings outstanding as of December 31, 2003.

Note 7 – Stock-Based Compensation

The Company has three active stock-based employee compensation plans, which are described more fully in Note 9 to the Company’s 2003 Annual Report on Form 10-K, as amended. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Reported net income (loss)	$448	$(1,517)	$(1,088)	$(1,406)
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of tax:	(709)	(562)	(1,279)	(1,341)
Pro forma net loss	$(261)	$(2,079)	$(2,367)	$(2,747)

Net income (loss) per share
Reported
Basic	$0.03	$(0.11)	$(0.08)	$(0.11)
Diluted	$0.03	$(0.11)	$(0.08)	$(0.11)

Pro forma
Basic	$(0.02)	$(0.16)	$(0.17)	$(0.21)
Diluted	$(0.02)	$(0.16)	$(0.17)	$(0.21)

Note  8 – Net Income (Loss) Per Share

The following table sets forth the computation of net income (loss) per share for the three and six months ended June 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$448	$(1,517)	$(1,088)	$(1,406)

Average number of common shares outstanding during the period	13,786	13,272	13,750	13,258

Add: common share equivalents — options to purchase common shares	1,293	—	—	—
Total	15,079	13,272	13,750	13,258

Amounts per basic common share
Net income (loss)	$0.03	$(0.11)	$(0.08)	$(0.11)

Amounts per fully diluted common share
Net income (loss)	$0.03	$(0.11)	$(0.08)	$(0.11)

For the second quarter ended June 30, 2003, options on 1,116,008 shares of common stock were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

For the six months ended June 30, 2004 and 2003, options on 1,468,303 and 973,611 shares of common stock, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

Note 9 – Other Income, Net

During the quarter ended March 31, 2003, the Company received final proceeds of $588,000 on the liquidation of its investment in Spikes Cavell and recognized a gain of $315,000, which is included in other income, net, on the consolidated statement of operations for the quarter ended March 31, 2003. During the quarter ended June 30, 2003, the Company sold an investment to a third party and recognized a gain of $350,000, which was included in other income, net, in the consolidated statement of operations for the quarter ended June 30, 2003.

Note 10 – Commitments and Contingencies

Contingencies:

Legal:

Other than ordinary routine litigation incidental to the Company’s business, the Company is neither a party, nor is any of its property subject to, any pending legal proceedings.

Earnout Provision Related to Acquisition of Assets of Rubin Systems, Inc. (“RSI”)

The Company’s purchase agreement for the October 2000 acquisition of the assets of RSI included certain earnout provisions. In the event certain financial targets are met, additional contingent consideration of $2.7 million payable in cash and $1.4 million payable in the Company’s common stock may be paid through March 2007. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 147,027, the remaining consideration will be payable in cash. RSI is wholly owned by Dr. Howard Rubin, an officer of the Company.  No payment was required for the year ended December 31, 2003.

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

Note 11- Restructuring Charges

During 2003, the Company recorded restructuring charges totaling $1,642,000. These charges were associated with workforce reductions, which totaled 41 employees.  As of June 30, 2004, $65,000 remains unpaid and is expected to be paid in 2004.

Note 12- Subsequent Event

On August 12, 2004, the Company completed the sale of its 50.2% owned subsidiary in Hungary and expects a pre-tax charge to earnings in the third quarter of approximately $400,000 related to the sale.  At June 30, 2004, the Company did not consider its investment in Hungary to be impaired based on analysis of the underlying assets and liabilities.

Item 2.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by words such as anticipate, believe, could, estimate, expect, intend, may, plan, project, should or will and similar words (as well as other words or expressions referencing future events, conditions or circumstances). Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors, including the risk factors set forth below under “Certain Factors That May Affect Future Results.” This discussion should be read in conjunction with the consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s other filings with the Securities and Exchange Commission, principally the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended, which includes a full discussion of many of the risks we face in our business.

Overview

META Group, Inc. with its subsidiaries (collectively the “Company”) is a leading provider of information technology (“IT”) research, advisory services, and strategic consulting. The Company’s mission is to help clients be more efficient, effective, and timely in their use of IT to achieve their business goals.

In the quarter ended March 31, 2004, the Company completed a reorganization of the management structure overseeing Advisory Services and Published Research Products.  In addition, the Company also completed a re-evaluation of its strategy around content generation and delivery as they relate to Published Research Products.  As a result, the Company has organized itself around two business segments:  Advisory Services and Strategic Consulting. The Advisory Services segment provides annually renewable subscription services (focused on specific areas of IT, the special needs of the CIO and others within the IT organization, or the distinct IT/business issues of specific industry markets and the public sector), service analyst briefing engagements, conferences, research reports and online resources which offer thorough market research, practical executive / operational guides and in-depth IT product evaluations. Supplementing these services are the Company’s Infusion programs, which provide an important bridge between traditional Advisory Services that examine broader industry issues and Strategic Consulting which drills into specific projects for a given client.  The Strategic Consulting segment offers project consulting services that address clients’ business and technology challenges. A significant portion of Strategic Consulting clients are also Advisory Services subscribers.

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

Significant Financial Events in Quarter and Six Months ended June 30, 2004

During the quarter ended June 30, 2004, we achieved total revenue of $37.2 million, and had income before income taxes and minority interest of $0.5 million. During the six months ended June 30, 2004, we achieved total revenue of $69.8 million, and incurred a loss before income taxes and minority interest of $1.0 million.

Results of Operations

The following table sets forth, for the years indicated, the results of operations in thousands of dollars, and results of operations as a percentage of total revenues:

	Quarter ended June 30, 2004		Quarter ended June 30, 2003		Six Months ended June 30, 2004		Six Months ended June 30, 2003
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenues:
Advisory services	$24,525	66.0	$19,281	64.2	$45,765	65.6	$37,663	64.7
Strategic consulting	10,590	28.5	8,699	28.9	19,929	28.6	16,157	27.7
Published research products	1,363	3.6	1,376	4.6	2,880	4.1	3,190	5.5
Reimbursable expenses	702	1.9	701	2.3	1,208	1.7	1,220	2.1
Total revenues	37,180	100.0	30,057	100.0	69,782	100.0	58,230	100.0

Operating expenses:

Cost of services and fulfillment	18,965	(51.0)	15,968	(53.1)	35,665	(51.1)	30,539	(52.4)
Reimbursable expenses	702	(1.9)	701	(2.3)	1,208	(1.7)	1,220	(2.1)
Selling and marketing	11,000	(29.6)	8,827	(29.4)	21,532	(30.9)	16,292	(28.0)
General and administrative	4,805	(12.9)	5,030	(16.7)	10,066	(14.4)	9,485	(16.3)
Depreciation and amortization	1,191	(3.2)	1,282	(4.3)	2,342	(3.4)	2,614	(4.5)
Total operating expenses	36,663	(98.6)	31,808	(105.8)	70,813	(101.5)	60,150	(103.3)

Operating income (loss)	517	1.4	(1,751)	(5.8)	(1,031)	(1.5)	(1,920)	(3.3)

Other income, net	21	0.1	350	1.2	68	0.1	700	1.2

Income (loss) before provision for income taxes and minority interest	538	1.5	(1,401)	(4.6)	(963)	(1.4)	(1,220)	(2.1)

Provision for income taxes	67	(0.2)	50	(0.2)	114	(0.2)	132	(0.2)

Minority interest in income of consolidated subsidiary	23	(0.1)	66	(0.2)	11	0.0	54	(0.1)

Net income (loss)	$448	1.2	$(1,517)	(5.0)	$(1,088)	(1.6)	$(1,406)	(2.4)

Advisory Services revenues are principally annually renewable contracts and are generally payable by clients in advance.  Billings attributable to the Company’s Advisory Services are initially recorded as deferred revenues and then recognized pro rata over the contract term.  Advisory Services revenues attributable to international clients not serviced by the Company’s subsidiaries are billed and collected by its independent sales representative organizations. The Company realizes Advisory Services revenues from the independent sales representative organizations at rates of 40%- 75% of the amounts billed to their clients. One measure of the volume of the Company’s Advisory Services business is its “Contract Value,” which the Company calculates as the aggregate annual value of retainer subscription services contracts in force at a given point in time, without regard to the remaining duration of such contracts. Contract Value is not necessarily indicative of future Advisory Services revenues. Contract Value was $73.1 million at June 30, 2004 versus $67.9 million at June 30, 2003, an 8% increase.

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

Results of Operations

Quarters Ended June 30, 2004 and June 30, 2003

Total Revenues.   Total revenues increased 24% to $37.2 million in 2004 from $30.1 million in 2003. The table below gives an analysis of the major changes in revenues (in thousands):

Changes in Revenues – Quarters ended June 30, 2004 versus 2003

	Acquisitions	Ongoing Operations	Foreign Exchange	Net Change

Advisory Services	$1,978	$2,861	$405	$5,244
Strategic Consulting	1,816	(304)	379	1,891
Published Research Products	30	(68)	25	(13)
Reimbursable Expenses	24	(43)	20	1
Total	$3,848	$2,446	$829	$7,123

Revenues from Advisory Services increased 27% to $24.5 million in 2004 from $19.3 million in 2003 and increased 2% as a percentage of total revenues to 66%. The increase in revenues was principally due to $2.9 million of higher revenue from ongoing operations in the United States and Europe, the acquisition of subsidiaries in Italy, the United Kingdom, and Northern Europe in 2003 and the Middle East in 2004 (which collectively added incremental revenue of $2.0 million), as well as the impact of foreign currency exchange rates on revenues from ongoing operations in Canada, Europe and the Asia Pacific region of $0.4 million.

Strategic Consulting revenues increased 22% to $10.6 million in 2004 from $8.7 million in 2003, and decreased as a percentage of total revenues to 28% from 29%. The increase was principally due to the acquisition of subsidiaries in Italy, the United Kingdom and Northern Europe in 2003 and the Middle East in 2004 (which collectively added incremental revenue of $1.8 million), and the impact of foreign currency of $0.4 million, which was somewhat offset by a decrease of $0.3 million in the Company’s consulting revenues from ongoing operations.

Published Research Products revenues remained basically unchanged at $1.4 million in 2004 and 2003 and decreased as a percentage of total revenues to 4% from 5%. These revenues were impacted by the acquisition of subsidiaries in Italy, the United Kingdom, and Northern Europe in 2003 and the Middle East in 2004, as well as favorable foreign exchange rates in ongoing operations, somewhat offset by lower publications revenue in the United States.

Total Operating Expenses.   Total operating expenses increased 15% to $36.7 million in 2004 from $31.8 million in 2003. The table below gives an analysis of the major changes in operating expenses (in thousands):

Changes in Operating Expenses – Quarters ended June 30, 2004 versus 2003

	Acquisitions	Ongoing Operations	Foreign Exchange	Net Change

Cost of Services and Fulfillment	$2,387	$309	$302	$2,998
Selling and Marketing Expenses	2,037	(145)	281	2,173
General & Administrative Expenses	270	(563)	68	(225)
Depreciation and Amortization	219	(334)	24	(91)
Total	$4,913	$(733)	$675	$4,855

Cost of Services and Fulfillment.   Cost of services and fulfillment, including reimbursable expenses, increased 18% or approximately $3.0 million to $19.7 million in 2004 from $16.7 million in 2003 and decreased as a percentage of total revenues to 53% from 55%. The increase was principally due to incremental costs of $2.4 million associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003 and the Middle East in 2004, $0.3 million of increased costs from ongoing operations, and $0.3 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region. On a forward-looking basis, we expect the cost of services and fulfillment to increase in absolute dollars, though such expenses may vary as a percentage of revenues.

Selling and Marketing Expenses.   Selling and marketing expenses increased 25% or approximately $2.2 million to $11.0 million in 2004 from $8.8 million in 2003 and increased as a percentage of total revenues to 30% from 29%. The increase in selling and marketing expenses was due to $2.0 million in incremental personnel costs associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003 and the Middle East in 2004, $0.3 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region, offset by $0.1 million of decreased expenses from ongoing operations. On a forward-looking basis, we expect selling and marketing expenses to increase in absolute dollars, though such expenses may vary as a percentage of revenues.

General and Administrative Expenses.   General and administrative expenses decreased 4% or approximately $0.2 million to $4.8 million in 2004 from $5.0 million in 2003. The decrease in general and administrative expenses was due to $0.6 million of decreased expenses in the ongoing operations ($0.2 million of reduced expatriate tax reserves, and $0.4 million of lower other expenses), partially offset by $0.3 million in incremental personnel costs associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003 and the Middle East in 2004, and an increase in expenses of $0.1 million due to the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region. On a forward-looking basis, we expect general and administrative expenses to increase in absolute dollars, though such expenses may vary as a percentage of revenues.

Depreciation and Amortization.   Depreciation and amortization expense decreased 7% or approximately  $0.1 million to $1.2 million in 2004 from $1.3 million in 2003. The decrease was principally due to $0.3 million in lower depreciation expense on reduced levels of depreciable fixed assets in the United States, partially offset by $0.2 million of higher depreciation and amortization expense from incremental costs associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003 and the Middle East in 2004. On a forward-looking basis, we expect depreciation and amortization to remain relatively constant in absolute dollars, though such expenses may vary as a percentage of revenues.

Other Income, Net.   Other income, net, decreased to $21,000 in 2004 from $350,000 in 2003. The decrease is principally due to a non-recurring gain of $350,000 recognized in 2003 on the sale of one of the Company’s investments in a third party.  See Footnote 9 to the consolidated financial statements.

Provision for Income Taxes.  In 2004, the Company recorded a provision for income taxes of $67,000 versus an income tax provision of $50,000 in 2003.

Results of Operations

Six Months Ended June 30, 2004 and June 30, 2003

Total Revenues.   Total revenues increased 20% to $69.8 million in 2004 from $58.2 million in 2003.

The table below gives an analysis of the major changes in revenues (in thousands):

Changes in Revenues – Six months ended June 30, 2004 versus 2003

	Acquisitions	Ongoing Operations	Foreign Exchange	Net Change

Advisory Services	$3,764	$3,326	$1,012	$8,102
Strategic Consulting	3,142	(456)	1,086	3,772
Published Research Products	50	(437)	77	(310)
Reimbursable Expenses	123	(185)	50	(12)
Total	$7,079	$2,248	$2,225	$11,552

Revenues from Advisory Services increased 22% to $45.8 million in 2004 from $37.7 million in 2003 and increased 1% as a percentage of total revenues to 66%. The increase in revenues was principally due to the acquisition of subsidiaries in Italy, the United Kingdom, and Northern Europe in 2003 and the Middle East in 2004 (which collectively added incremental revenue of $3.8 million), $3.3 million of higher revenue from ongoing operations in the United States and Europe, as well as the impact of foreign currency exchange rates on revenues from ongoing operations in Canada, Europe and the Asia Pacific region of $1.0 million.

Strategic Consulting revenues increased 23% to $19.9 million in 2004 from $16.2 million in 2003, and increased as a percentage of total revenues to 29% from 28%. The increase was principally due to the acquisition of subsidiaries in Italy, the United Kingdom and Northern Europe in 2003 and the Middle East in 2004 (which collectively added incremental revenue of $3.1 million), and the impact of foreign currency of $1.0 million. These revenue increases were partially offset by $0.4 million of reduced consulting revenues in the United States and elsewhere.

Published Research Products revenues decreased 10% to $2.9 million in 2004 from $3.2 million in 2003 and decreased as a percentage of total revenues to 4% from 5%. The decrease in revenues was principally due to lower revenues from ongoing operations in the United States of $0.4 million, partially offset by the impact of foreign currency exchange rates on revenues from ongoing operations in Canada, Europe and the Asia Pacific region of $0.1 million.

Total Operating Expenses.   Total operating expenses for the six months ended June 30 increased 18% to $70.8 million in 2004 from $60.2 million in 2003.

The table below gives an analysis of the major changes in operating expenses (in thousands):

Changes in Operating Expenses – Six Months ended June 30, 2004 versus 2003

	Acquisitions	Ongoing Operations	Foreign Exchange	Net Change

Cost of Services and Fulfillment	$4,002	$99	$1,013	$5,114
Selling and Marketing Expenses	2,973	1,495	772	5,240
General & Administrative Expenses	864	(480)	197	581
Depreciation and Amortization	430	(776)	74	(272)
Total	$8,269	$338	$2,056	$10,663

Cost of Services and Fulfillment.   Cost of services and fulfillment, including reimbursable expenses, increased 16% or approximately $5.1 million to $36.9 million in 2004 from $31.8 million in 2003 and declined as a percentage of total revenues from 55% to 53%. The increase was principally due to incremental costs of $4.0 million associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003 and the Middle East in 2004, $1.0 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region, and $0.1 million of increased costs from ongoing operations.  On a forward-looking basis, we expect the cost of services and fulfillment to increase in absolute dollars, though such expenses may vary as a percentage of revenues.

Selling and Marketing Expenses.   Selling and marketing expenses increased 32% or approximately $5.2 million to $21.5 million in 2004 from $16.3 million in 2003 and increased as a percentage of total revenues to 31% from 28%. The increase in selling and marketing expenses was due to $3.0 million in incremental personnel costs associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003 and the Middle East in 2004, $1.5 million of increased expenses from ongoing operations due to the following: $0.5 of higher costs selling and marketing costs in the United States, and higher selling and marketing expenses of $1.0 million in foreign subsidiaries, and $0.7 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region.   On a forward-looking basis, we expect selling and marketing expenses to increase in absolute dollars, though such expenses may vary as a percentage of revenues.

General and Administrative Expenses.   General and administrative expenses increased 6% or approximately $0.6 million to $10.1 million in 2004 from $9.5 million in 2003. The increase in general and administrative expenses was due to $0.9 million in incremental personnel costs associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003 and the Middle East in 2004, an increase in expenses of $0.2 million due to the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region, which was offset by $0.5 million of decreased expenses in the ongoing operations ($0.2 million of reduced expatriate tax reserves, and $0.3 million of lower other expenses). On a forward-looking basis, we expect general and administrative expenses to increase in absolute dollars, though such expenses may vary as a percentage of revenues.

Depreciation and Amortization.   Depreciation and amortization expense decreased 10% or approximately  $0.3 million to $2.3 million in 2004 from $2.6 million in 2003. The decrease was principally due to $0.8 million in lower depreciation expense on reduced levels of depreciable fixed assets in the United States, partially offset by $0.4 million of higher depreciation and amortization expense from incremental costs associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003 and the Middle East in 2004 and an increase in expenses of $0.1 million due to the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region. On a forward-looking basis, we expect depreciation and amortization to remain relatively constant in absolute dollars, though such expenses may vary as a percentage of revenues.

Other Income, Net.   Other income, net, decreased to $68,000 in 2004 from $700,000 in 2003. The decrease is principally due to a non-recurring gain of $315,000 recognized in 2003 on the final settlement of the Company’s investment in Spikes Cavell, and a non-recurring gain of $350,000 recognized in 2003 on the sale of one of the Company’s investments in a third party.   See Footnote 9 to the consolidated financial statements.

Provision for Income Taxes.  In 2004, the Company recorded a provision for income taxes of $114,000 versus an income tax provision of $132,000 in 2003.

Liquidity and Capital Resources

The Company funds its operations primarily through cash generated from operations. The Company generated $85,000 in cash from operations during the six months ended June 30, 2004, compared to $5.8 million of cash generated from operations in the same period last year. The decrease in operating cash flow in 2004 versus 2003 was due to a reduction in net working capital, largely due to reductions in deferred revenues and other liabilities offset by decreases in accounts receivable.

The Company used $0.7 million of cash in the six months ended June 30, 2004, compared to $0.3 million in the same period of 2003, for capital expenditures.  The purchases were principally made to support the Company’s computer equipment, software and network infrastructure. The Company currently expects to make additional purchases in 2004 and currently expects that such expenditures will remain approximately the same when compared to 2003 levels. During the six months ended June 30, 2004, the Company used $0.8 million of cash (net of cash acquired) for the acquisition of its Middle East distributor. During the six months ended June 30, 2003, the Company paid $0.3 million for the purchase of its distributor in Italy.

As of June 30, 2004, the Company had no material commitments for capital expenditures; however, the Company anticipates that it will continue to upgrade its internal systems to support its business, including in particular its international subsidiaries.

During the six months ended June 30, 2003, the Company liquidated its investment in Spikes Cavell and received $0.6 million in final proceeds, and recognized a gain of $0.3 million.  The Company also sold another of its investments in a third party entity, realizing proceeds of $0.3 million, and recognized a gain on the sale of $0.3 million.

During the six months ended June 30, 2004, the Company generated $1.3 million of cash from financing activities primarily due to net borrowings of $1.0 million under its credit facility, and the exercise of stock options and employee stock purchases. During the six months ended June 30, 2003, the Company used $12.3 million of cash from financing activities primarily as a result of repayments of $6.1 million of borrowings outstanding under the Company’s credit facilities, and the establishment of a $6.0 million restricted cash account as required by the Company’s credit facility discussed below, and repaid notes of $0.4 million.

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

In March 2003 the Company received a waiver of all prior covenant defaults. Additionally, in March 2003 the Company executed a new $6 million revolving credit agreement (the “Amended Facility”). The Amended Facility replaced the Old Facility and consists of a $6 million revolving credit facility. Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR, as determined by the bank, plus 1.5% or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Amended Facility is fully collateralized by a $6 million cash deposit. This cash deposit is reflected as restricted cash on the Company’s consolidated balance sheet as of June 30, 2004 and December 31, 2003. The Amended Facility contains no financial covenants, and matures in November 2004. As of June 30, 2004, there was $1,533,000 used under the Amended Facility in the form of standby letters of credit issued on behalf of one of the Company’s independent sales representative organizations and as collateral for a portion of the Company’s U.S. premises leases. There were $1 million in borrowings outstanding as of June 30, 2004.

During the year 2003, the Company paid $368,000 in satisfaction of the terms of notes payable held by certain former shareholders of META Group Germany. The notes were acquired when the Company acquired the remaining interest in META Group Germany in September 2002.  As of June 30, 2004, $580,000 remains payable under the notes, which are payable through November 2008.

As of June 30, 2004 the Company had outstanding a corporate guarantee in the amount of €62,000 (approximately $76,000) guaranteeing lease payments to the landlord of one of the Company’s former independent sales representative organizations. In January 2002, the landlord called the guarantee. The claim is currently being negotiated with the landlord. The Company is currently uncertain as to when this issue will be resolved.

As of June 30, 2004, the Company had cash of $8.9 million, restricted cash of $6 million and negative working capital of $24.1 million. The Company generated a net loss of $1.1 million for the six months ended June 30, 2004. To continue profitability, the Company will need to, among other things, achieve sustainable revenue growth and/or maintain expenses below revenue levels. The Company cannot be certain whether any of these will continue to occur. If the Company fails to either achieve sufficient revenue growth or maintain expenses below revenue levels, any such failure will likely result in continued losses that would have a material adverse effect on the Company’s financial statements.

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

On August 12, 2004, the Company completed the sale of its 50.2% owned subsidiary in Hungary and expects a pre-tax charge to earnings in the third quarter of approximately $400,000 related to the sale.  At June 30, 2004, the Company did not consider its investment in Hungary to be impaired based on analysis of the underlying assets and liabilities.

The following table summarizes the Company’s contractual obligations and other commitments as of June 30, 2004 and the effect such obligations are currently expected to have on its liquidity and cash flow in future periods (in thousands):

	Twelve Months Ending December 31,
	2004(1)	2005	2006	2007	2008	Thereafter
Operating leases	$3,474	$5,739	$5,083	$5,153	$2,244	$1,224
Capital leases	175	361	151	—	—	—
Notes payable	1,189	295	55	20	21	—
Payments due under employment / severance agreements	108	—	—	—	—	—
	$4,946	$6,395	$5,289	$5,173	$2,265	$1,224

(1) Represents six months ending December 31, 2004.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements in our annual report on Form 10-K, as amended, for the year ended December 31, 2003. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

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

•                  Accounts Receivable Reserves – We generally evaluate our accounts receivable on a monthly basis. As part of our analysis, we examine our collections history, the age of the receivables in question, any specific customer collection issues that we have identified, and general market conditions. At June 30, 2004 and 2003, our total accounts receivable balances were $29.0 million and $30.3 million, respectively. Based upon our analysis of estimated recoveries and collections associated with the receivables balances, we have $1.0 million and $2.2 million of accounts receivable reserves at June 30, 2004 and 2003, respectively.  The determination of the amount of accounts receivable reserves is subject to significant levels of judgment and estimation by our management.  If circumstances change or economic conditions deteriorate, we may need to increase the reserve.

•                  Deferred Tax Valuation Allowance – During 2002, we recorded a full valuation allowance against our deferred tax assets as a result of our losses over our recent history. We considered future taxable income versus the cumulative losses incurred during the previous three years and determined that, in light of the cumulative losses over our recent history, we could not support a conclusion that realization of the existing deferred tax assets was more likely than not. During the quarters ended June 30, 2004 and 2003, there was no substantive change in the above circumstances. Should we determine that we would be able to realize our deferred tax assets in the future, an adjustment will be made to the valuation allowance.

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

As of June 30, 2004, we have on our consolidated balance sheet goodwill of $13.6 million associated with the Advisory Services segment and $0.9 million associated with the Strategic consulting segment. We will test this goodwill annually, or more frequently if certain indicators arise.

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

Forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that could have a material adverse effect on the Company’s business, results of operations and financial condition or cause actual results to differ materially from those set forth in the forward-looking statements.  These risks and uncertainties include the items listed below, which are discussed in detail in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2003 filed with the Securities and Exchange Commission:

•                  the Company’s ability to manage expense levels;

•                  general economic conditions;

•                  decreases and delays in information technology spending;

•                  product pricing limiting the potential market for the Company’s Advisory Services, Strategic Consulting and Published Research Products;

•                  the level and timing of subscription renewals to the Company’s Advisory Services;

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

•                  fluctuations in the Company’s operating results;

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

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to borrowings under its $6 million amended and restated credit facility. As of June 30, 2004, there was $1 million in borrowings outstanding under this facility. Interest on the facility is computed on outstanding borrowings at the rate of LIBOR as determined by the bank plus 1.5% or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Company believes that an increase or a decrease of ten percent in the effective interest rate on available borrowings on its facility, if fully utilized, would not have a material effect on future results of operations.

Investment Risk

The Company is exposed to market risk as it relates to changes in the market value of its investments. There were no impairment losses recognized during the quarter and six months ended June 30, 2004. As of June 30, 2004, the Company had investments and advances totaling $1.0 million.  Adverse changes in market conditions and poor operating results of the underlying investments may result in the Company incurring additional losses or an inability to recover the remaining value of its investments and advances.

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

Currency transaction gains or losses arising from transactions in currencies other than the functional currency of the Company’s foreign subsidiaries are included in the results of operations. Such gains and losses were not material to the Company’s consolidated results of operations during the quarters and six month periods ended June 30, 2004 and 2003. The Company has not entered into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4.        CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Operating Officer along with its Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company’s President and Chief Operating Officer along with the Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the SEC rules thereunder.

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

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

On May 24, 2004, the Company held its Annual Meeting of Stockholders. At such Annual Meeting, the stockholders of the Company voted on (i) the election of one Class III Director to serve for a three-year term and until his successor has been duly elected and qualified, (ii) the adoption of the Company’s 2004 Stock Plan and reservation of 600,000 shares of Common Stock for issuance thereunder, plus (1) an additional 600,000 shares (or such lesser number as is determined by the Board) on the first day of each of the fiscal years 2005, 2006, 2007 and 2008 and (2) up to an additional 1,500,000 shares that (a) remain available for issuance under the Company’s 1995 Stock Plan upon termination of the 1995 Stock Plan, and (b) are subject to options and other awards granted under the 1995 Stock Plan upon cancellation or expiration of such options and other awards, where such cancellations or expirations occur after termination of the 1995 Stock Plan, (iii) the adoption of the Company’s 2004 Non-Employee Director Stock Option Plan and the reservation of 225,000 shares for issuance thereunder and (iv) to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2004.

The number of votes cast for the re-election of the Class III Director listed below were as follows:

	Number of Shares
Nominees	For	Against	Withhold Authority
Michael Simmons	4,997,554	—	1,897,976

Each of Alfred Amoroso, Dale Kutnick, Gayl Doster, Francis Saldutti, Harry Gruner and Monte Ford continued as directors of the Company after the Annual Meeting of Stockholders. In June 2004, Alfred Amoroso resigned from the Board of Directors.

The number of votes cast for the 2004 Stock Plan were as follows:

Number of Shares
For	Against	Withhold Authority
5,523,093	1,372,437	—

The number of votes cast for the 2004 Non-Employee Director Stock Option Plan were as follows:

Number of Shares
For	Against	Withhold Authority
5,608,580	1,283,113	3,837

The number of votes cast to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm were as follows:

Number of Shares
For	Against	Withhold Authority
6,809,331	56,067	30,132

Item 6.    Exhibits and Reports on Form 8-K.

(a)           Exhibits.

Exhibit Number	Description

10.45	Transition and Severance Agreement, Amendment to Option Agreements between Alfred J. Amoroso and META Group, Inc.
31.1	Certifications pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K.

On May 6, 2004, the Company filed a report on Form 8-K in connection with the release of the Company’s results of operations for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META Group, Inc.

Date:	August 13, 2004	By:	/s/ John W. Riley
John W. Riley
Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)