Form 10-Q
period 2004-09-30
META GROUP INC
filed 2004-11-15
CIK 1000015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2004

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of September 30, 2004 was 13,903,508.

META Group, Inc.

INDEX

Part I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations Three and nine months ended September 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Signature

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

META Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$7,565	$8,814
Restricted cash	6,000	—
Accounts receivable, net	30,314	38,693
Deferred commissions	1,751	1,550
Other current assets	1,441	2,591
Total current assets	47,071	51,648

Restricted cash	—	6,000
Non-current portion of accounts receivable	—	184
Property and equipment, net	4,990	5,392
Goodwill	14,757	13,016
Other intangibles, net	8,429	8,982
Investments and advances	834	1,146
Other assets	686	344
Total assets	$76,767	$86,712

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,317	$2,041
Deferred revenues	41,053	48,891
Borrowings under revolving credit agreement	1,300	—
Notes payable	288	294
Accrued compensation	4,974	5,495
Accrued and other current liabilities	14,286	16,618
Total current liabilities	63,218	73,339

Long-term portion of notes payable	218	389
Non-current deferred revenues	101	549
Other non-current liabilities	1,390	2,039
Total non-current liabilities	1,709	2,977

Total liabilities	64,927	76,316

Minority interest	—	322
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $.01 par value per-share, authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value per-share, authorized 45,000,000 shares, issued 14,550,524 and 14,303,655, respectively	146	143
Paid-in capital	62,134	61,013
Accumulated deficit	(50,245)	(50,197)
Accumulated other comprehensive income (loss)	125	(565)
Treasury stock, at cost, 647,016 shares	(320)	(320)
Total stockholders’ equity	11,840	10,074
Total liabilities and stockholders’ equity	$76,767	$86,712

See notes to condensed consolidated financial statements.

META Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Revenues:
Advisory services	$21,516	$18,741	$67,281	$56,404
Strategic consulting	10,768	8,802	30,697	24,959
Published research products	1,429	1,348	4,309	4,538
Reimbursable expenses	682	503	1,890	1,723

Total revenues	34,395	29,394	104,177	87,624

Operating expenses:
Cost of services and fulfillment	16,035	16,334	51,701	46,873
Reimbursable expenses	682	503	1,890	1,723
Selling and marketing	9,923	8,201	31,456	24,493
General and administrative	5,220	5,174	15,285	14,659
Depreciation and amortization	1,197	1,091	3,538	3,705
Loss on sale of subsidiary	416	—	416	—

Total operating expenses	33,473	31,303	104,286	91,453

Operating income (loss)	922	(1,909)	(109)	(3,829)
Other income, net	60	23	128	723
Income (loss) before provision for income taxes and minority interest	982	(1,886)	19	(3,106)
Provision (benefit) for income taxes	(124)	16	(10)	148
Minority interest in income of consolidated subsidiary	66	28	77	82
Net income (loss)	$1,040	$(1,930)	$(48)	$(3,336)

Net income (loss) per basic common share	$0.07	$(0.14)	$0.00	$(0.25)

Net income (loss) per fully diluted common share	$0.07	$(0.14)	$0.00	$(0.25)

Weighted average number of basic common shares outstanding	13,887	13,334	13,796	13,283
Weighted average number of diluted common shares outstanding	14,829	13,334	13,796	13,283

See notes to condensed consolidated financial statements.

META Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2004	2003
Operating activities:
Net loss	$(48)	$(3,336)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,538	3,705
Provision for doubtful accounts	—	(600)
Gain on sale of investments	—	(615)
Minority interest in income of consolidated subsidiary	77	82
Other non-cash charges	—	199
Loss on sale of subsidiary	416	—
Stock compensation expense	456	—
Changes in assets and liabilities:
Accounts receivable	8,990	11,946
Deferred commissions	(201)	(315)
Other current assets	1,509	1,665
Other assets	(208)	32
Accounts payable	(1,031)	(1,409)
Accrued liabilities	(5,340)	2,936
Deferred revenues	(8,906)	(6,664)
Net cash provided by (used in) operating activities	(748)	7,626

Investing activities:
Capital expenditures	(560)	(673)
Payments for acquisitions, net of cash acquired	(781)	(5,399)
Proceeds from sale of investments	—	888
Disposition of subsidiary	(733)	—
Net cash used in investing activities	(2,074)	(5,184)

Financing activities:
Proceeds from exercise of stock options	493	224
Proceeds from employee stock purchase plan	175	62
Proceeds from bank borrowings	5,500	—
Repayment of bank borrowings	(4,200)	(1,049)
Repayment of term loan	—	(5,111)
Repayment of notes payable	(177)	(369)
Payment of capital lease obligations	(235)	—
Increase in restricted cash	—	(6,000)
Net cash provided by (used in) financing activities	1,556	(12,243)
Effect of exchange rate changes on cash	17	(71)
Net decrease in cash and cash equivalents	(1,249)	(9,872)
Cash and cash equivalents, beginning of period	8,814	21,448
Cash and cash equivalents, end of period	$7,565	$11,576

See notes to condensed consolidated financial statements.

META Group, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of META Group, Inc. (the “Company”) and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2003 audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003, as amended.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Certain 2003 amounts have been reclassified to conform to the current periods’ presentation.

Note 2 – Acquisitions

Acquisition of META Group Middle East

In April 2004, the Company acquired 100% of META Group Middle East for $950,000 in cash.  The Company acquired this distributor in order to have full ownership control in the Middle East (other than Israel) to better serve its customers in the region. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. The preliminary allocation resulted in goodwill of $1.1 million recorded in the Advisory Services segment and $0.5 million recorded in the Consulting segment and $0.4 million related to the customer list of the seller, which is being amortized on the straight line method over 7 years.

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

Acquisition of META Group UK

In August 2003, the Company acquired 100% of META Group UK Holdings Limited (“META Group UK”) for $1.6 million in cash. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. The allocation resulted in goodwill of $108,000 recorded in the Advisory Services segment, $61,000 recorded in the Consulting segment and $1.3 million related to the customer list of the seller, which is being amortized on the straight line method over 7 years.

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

In accordance with SFAS 142, the Company has selected a date by which the annual impairment test will be performed, such date being September 30. The Company performed its annual impairment test in September 2004 which resulted in no goodwill impairment.

A summary of the Company’s intangible assets as of September 30, 2004 and December 31, 2003 is as follows (amounts in thousands):

	September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Total
Amortized intangible assets:
Customer lists	$11,130	$(3,894)	$7,237
Intellectual property	699	(501)	198
Non-compete agreement	375	(371)	4
Content databases & other	2,110	(1,120)	990
Total	$14,314	$(5,886)	$8,429

Aggregate amortization expense:
Nine months ended September 30, 2004:			$1,586

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Total
Amortized intangible assets:
Customer lists	$10,124	$(2,715)	$7,408
Intellectual property	648	(334)	314
Non-compete agreement	375	(298)	77
Content databases & other	2,085	(902)	1,183
Total	$13,232	$(4,250)	$8,982

Aggregate amortization expense:
Twelve months ended December 31, 2003:			$1,481

Estimated amortization expense:
Remaining three months ending December 31, 2004:	$560
Year ending December 31, 2005	2,136
Year ending December 31, 2006	1,552
Year ending December 31, 2007	1,439
Year ending December 31, 2008	1,213
Thereafter	1,529
Total	$8,429

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2004 is as follows (in thousands):

	Advisory Services	Strategic Consulting	Total

Balance as of January 1, 2004	$12,543	$473	$13,016
Goodwill acquired	1,079	485	1,564
Translation adjustments	165	12	177
Balance as of September 30, 2004	$13,787	$970	$14,757

Note 4 – Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net income (loss):	$1,040	$(1,930)	$(48)	$(3,336)
Other comprehensive income (loss), net of tax:
Unrealized loss on investment in equity security	(192)	—	(368)	—
Foreign currency translation adjustment	316	(145)	1,058	13

Comprehensive income (loss)	$1,164	$(2,075)	$642	$(3,323)

During the quarter ended March 31, 2004, the shares that the Company owns in Tescom became a marketable security as a result of an initial public offering that Tescom completed.  The carrying value of the Company’s available for sale investment was $717,000 at September 30, 2004, which is net of an unrealized loss of $368,000.  The Company monitors its investment in Tescom on a continuing basis.  For various periods during the three and nine months ended September 30, 2004, Tescom stock traded above the Company’s per share basis in Tescom.  Additionally, there have been no fundamental changes in the operating performance of Tescom to indicate that an other than temporary decline in fair value of its stock has occurred.

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

The accounting policies of the operating segments are the same as those described in Note 1 to the Company’s 2003 Annual Report on Form 10-K, as amended, except that the disaggregated financial results for the Company’s operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Company’s management internally disaggregates financial information for the purposes of assistance in making internal operating decisions. In 2004, the Company also changed how it evaluates performance based on stand-alone segment gross margin, defined by the Company as the segment revenues less segment cost of services and fulfillment excluding selling, marketing, general and administrative expenses.  Those expenses were previously allocated ratably based on each operating segments’ revenues.  In 2004, the Company continued to refine the measurement of segment revenues and, as a result, reclassified $0.4 million and $1.5 million for the three and nine months ended September 30, 2004, respectively, to Strategic Consulting from Advisory Services, and reclassified $0.4 million and $0.8 million for the three and nine months ended September 2003, respectively, to Strategic Consulting from Advisory Services. Management does not allocate corporate assets, non-operating income or income taxes when measuring segment results. The Company evaluates the results of its geographic segments excluding intercompany royalty income and expense.

The Company earns revenue from clients in many countries.  In the three and nine months ended September 30, 2004 and 2003, other than the United States and Germany, there was no individual country in which revenues from external clients represent 10% or more of the Company’s consolidated revenues. Additionally, no single client accounted for 10% or more of total revenue in the quarters and nine months ended September 30, 2004 and 2003, and the loss of a single client, in management’s opinion, would not have a material adverse effect on revenues.

Information by operating segment is set forth below (in thousands):

	Advisory Services	Strategic Consulting	Unallocated	Consolidated Total
Three months ended September 30, 2004
Revenues	$22,530	$11,183	$682	$34,395
Gross Margin	13,985	3,693	—	17,678
Assets	—	—	76,767	76,767

Three months ended September 30, 2003
Revenues	$19,697	$9,194	$503	$29,394
Gross Margin	9,940	2,617	—	12,557
Assets	—	—	76,389	76,389

Nine months ended September 30, 2004
Revenues	$70,063	$32,224	$1,890	$104,177
Gross Margin	41,213	9,373	—	50,586
Assets	—	—	76,767	76,767

Nine months ended September 30, 2003
Revenues	$60,121	$25,780	$1,723	$87,624
Gross Margin	32,725	6,303	—	39,028
Assets	—	—	$76,389	$76,389

The Company sells its products in the United States, and internationally through its subsidiaries in Canada, the Asia Pacific region, Europe and the Middle East. The Company also utilizes a network of independent sales representative organizations located in Poland, Hungary, South Africa, Israel, Japan and Argentina to distribute its products.

Information by geographic region is set forth below (in thousands):

	Americas	Asia-Pacific	Europe, Middle East Africa	Consolidated Total
Three months ended September 30, 2004
Revenues	$22,368	$1,527	$10,500	$34,395
Operating income (loss)	1,061	(174)	35	922
Long – lived assets	6,542	2,040	21,114	29,696

Three months ended September 30, 2003
Revenues	$22,967	$1,343	$5,084	$29,394
Operating income (loss)	(330)	(1,116)	(463)	(1,909)
Long – lived assets	8,049	1,908	11,277	21,234

Nine months ended September 30, 2004
Revenues	$67,461	$5,754	$30,962	$104,177
Operating income (loss)	(2,567)	190	2,268	(109)
Long – lived assets	6,542	2,040	21,114	29,696

Nine months ended September 30, 2003
Revenues	$68,060	$4,253	$15,311	$87,624
Operating income (loss)	(2,408)	(796)	(625)	(3,829)
Long – lived assets	8,049	1,908	11,277	21,234

Note 6 – Bank Debt

In March 2003, the Company executed a new $6 million revolving credit agreement (the “Amended Facility”). Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR, as determined by the bank, plus 1.5%, or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Amended Facility is fully collateralized by a $6 million cash deposit reflected as restricted cash as of September 30, 2004 and December 31, 2003. The Amended Facility contains no financial covenants, and matured in November 2004. The Company has executed a five-month extension of its Amended Facility effective as of November 4, 2004, which will extend the maturity date to April 4, 2005. The Company reclassified its restricted cash deposit to current assets in connection with the short term facility extension.  As of September 30, 2004 and December 31, 2003, there was $1,533,000 and $836,000, respectively, used under the Amended Facility in the form of standby letters of credit issued on behalf of one of the Company’s independent sales representative organizations and as collateral for a portion of the Company’s U.S. premises leases and equipment leases. In addition, there were $1.3 million in borrowings outstanding as of September 30, 2004 and no borrowings outstanding as of December 31, 2003.

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

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Reported net income (loss)	$1,040	$(1,930)	$(48)	$(3,336)
Add: Stock compensation expense included in net income	456	—	456	—
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of tax:	(679)	(557)	(1,955)	(1,898)
Pro forma net income (loss)	$817	$(2,487)	$(1,547)	$(5,234)

Net income (loss) per share
Reported
Basic	$0.07	$(014)	$0.00	$(0.25)
Diluted	$0.07	$(0.14)	$0.00	$(0.25)

Pro forma
Basic	$0.06	$(0.19)	$(0.11)	$(0.39)
Diluted	$0.06	$(0.19)	$(0.11)	$(0.39)

Note 8 – Net Income (Loss) Per Share

The following table sets forth the computation of net income (loss) per share for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss)	$1,040	$(1,930)	$(48)	$(3,336)

Average number of common shares outstanding during the period	13,887	13,334	13,796	13,283

Add: common share equivalents — options to purchase common shares	942	—	—	—
Total	14,829	13,334	13,796	13,283

Amounts per basic common share
Net income (loss)	$0.07	$(0.14)	$0.00	$(0.25)

Amounts per fully diluted common share
Net income (loss)	$0.07	$(0.14)	$0.00	$(0.25)

For the third quarter ended September 30, 2003, options on 1,323,816 shares of common stock were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

For the nine months ended September 30, 2004 and 2003, options on 1,403,918 and 1,099,474  shares of common stock, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were antidilutive.

Note 9 – Other Income, Net

During the nine months ended September 30, 2003, the Company received final proceeds of $588,000 on the liquidation of its investment in Spikes Cavell and recognized a gain of $315,000. Additionally, the Company sold an investment to a third party and recognized a gain of $350,000. These gains were included in other income, net for the nine months ended September 30, 2003.

Note 10 – Commitments and Contingencies

Contingencies:

Legal:

Other than ordinary routine litigation incidental to the Company’s business, the Company is neither a party, nor is any of its property subject to, any pending legal proceedings.

Earnout Provision Related to Acquisition of Assets of Rubin Systems, Inc. (“RSI”)

The Company’s purchase agreement for the October 2000 acquisition of the assets of RSI included certain earnout provisions. Under the agreement, in the event certain financial targets were met, additional contingent consideration of $2.7 million payable in cash and $1.4 million payable in the Company’s common stock could have been paid through March 2007. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeded 147,027, the remaining consideration could have been payable in cash. RSI was wholly owned by Dr. Howard Rubin, an employee of the Company.  No payment was required for the year ended December 31, 2003.

In August 2004, the Company and Dr. Rubin entered into an Amended and Restated Employment, Compensation and Release Agreement (the “Restated Agreement”).  The term of the Restated Agreement is through December 31, 2008, but is subject to earlier termination.  The Restated Agreement supersedes the above-referenced earnout provisions, and provides, effective as of January 1, 2004, for the following earnout arrangements:

•              Dr. Rubin’s earnout potential for the term of the Restated Agreement is $2,300,000, split into equal $460,000 annual increments for the years 2004 and 2008.  Of the $460,000, Dr. Rubin can earn up to $230,000 per year based on Company performance or other criteria established by the Company’s Compensation Committee, and he can earn up to another $230,000 based on a percentage of the Company’s WWB benchmark, WWB publication and WWB guru consulting revenue (“WWB Revenue”).  The amount earned is a percentage of the WWB Revenue is equal to ten percent, eight percent, seven percent, five percent and four percent in each of fiscal years 2004, 2005, 2006, 2007 and 2008, respectively, capped at $230,000 per year.  No carryover is permitted.

•              Dr. Rubin is not eligible for any earnout payments for a given fiscal year if his retainer consulting revenue for the year is less than $1 million.

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

Note 11- Restructuring Charges

During 2003, the Company recorded restructuring charges totaling $1,642,000. These charges were associated with workforce reductions, which totaled 41 employees.  As of September 30, 2004, $65,000 remains unpaid and is expected to be paid by December 31, 2004.

Note 12- Income Taxes

In 2004, the Company recorded a benefit for income taxes of $10,000 versus an income tax provision of $148,000 in 2003.  The tax benefit is the result of certain state tax refunds expected to be received, which largely offset state and foreign tax provisions.

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

In the quarter ended March 31, 2004, the Company completed a reorganization of the management structure overseeing Advisory Services and Published Research Products.  In addition, the Company also completed a re-evaluation of its strategy around content generation and delivery as it relates to Published Research Products.  As a result, the Company has organized itself around two business segments:  Advisory Services and Strategic Consulting. The Advisory Services segment provides annually renewable subscription services (focused on specific areas of IT, the special needs of the CIO and others within the IT organization, or the distinct IT/business issues of specific industry markets and the public sector), service analyst briefing engagements, conferences, research reports and online resources which offer thorough market research, practical executive / operational guides and in-depth IT product evaluations. Supplementing these services are the Company’s Infusion programs, which provide an important bridge between traditional Advisory Services that examine broader industry issues and Strategic Consulting which drills into specific projects for a given client.  The Strategic Consulting segment offers project consulting services that address clients’ business and technology challenges. A significant portion of Strategic Consulting clients are also Advisory Services subscribers.

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

Financial Events in Quarter and Nine Months ended September 30, 2004

During the quarter ended September 30, 2004, we achieved total revenue of $34.4 million, and had income before income taxes and minority interest of $1.0 million. During the nine months ended September 30, 2004, we achieved total revenue of $104.2 million, and had income before income taxes and minority interest of $19 thousand.

Results of Operations

The following table sets forth, for the years indicated, the results of operations in thousands of dollars, and results of operations as a percentage of total revenues:

	Quarter ended September 30, 2004		Quarter ended September 30, 2003		Nine Months ended September 30, 2004		Nine Months ended September 30, 2003
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenues:

Advisory services	$21,516	62.6	$18,741	63.8	$67,281	64.6	$56,404	64.4

Strategic consulting	10,768	31.3	8,802	29.9	30,697	29.5	24,959	28.5

Published research products	1,429	4.1	1,348	4.6	4,309	4.1	4,538	5.2

Reimbursable expenses	682	2.0	503	1.7	1,890	1.8	1,723	1.9
Total revenues	34,395	100.0	29,394	100.0	104,177	100.0	87,624	100.0

Operating expenses:
Cost of services and fulfillment	16,035	(46.6)	16,334	(55.6)	51,701	(49.6)	46,873	(53.5)

Reimbursable expenses	682	(2.0)	503	(1.7)	1,890	(1.8)	1,723	(1.9)

Selling and marketing	9,923	(28.8)	8,201	(27.9)	31,456	(30.2)	24,493	(28.0)

General and administrative	5,220	(15.2)	5,174	(17.6)	15,285	(14.7)	14,659	(16.7)

Depreciation and amortization	1,197	(3.5)	1,091	(3.7)	3,538	(3.4)	3,705	(4.3)

Loss on sale of subsidiary	416	(1.2)	—	—	416	(0.4)	—	—

Total operating expenses	33,473	(97.3)	31,303	(106.5)	104,286	(100.1)	91,453	(104.4)

Operating income (loss)	922	2.7	(1,909)	(6.5)	(109)	(0.1)	(3,829)	(4.4)

Other income, net	60	0.2	23	0.1	128	0.1	723	0.8

Income (loss) before provision for income taxes and minority interest	982	2.9	(1,886)	(6.4)	19	0.0	(3,106)	(3.6)

Provision (benefit) for income taxes	(124)	(0.3)	16	0.1	(10)	(0.0)	148	0.2

Minority interest in income of consolidated subsidiary	66	0.2	28	0.1	77	0.1	82	0.1

Net income (loss)	$1,040	3.0	$(1,930)	(6.6)	$(48)	(0.1)	$(3,336)	(3.9)

Advisory Services revenues are principally annually renewable contracts and are generally payable by clients in advance.  Billings attributable to the Company’s Advisory Services are initially recorded as deferred revenues and then recognized pro rata over the contract term.  Advisory Services revenues attributable to international clients not serviced by the Company’s subsidiaries are billed and collected by its independent sales representative organizations. The Company realizes Advisory Services revenues from the independent sales representative organizations at rates of 40%- 75% of the amounts billed to their clients. One measure of the volume of the Company’s Advisory Services business is its “Contract Value,” which the Company calculates as the aggregate annual value of retainer subscription services contracts in force at a given point in time, without regard to the remaining duration of such contracts. Contract Value is not necessarily indicative of future Advisory Services revenues. Contract Value was $72.8 million at September 30, 2004 versus $69.6 million at September 30, 2003, a 4.6% increase.

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

Results of Operations

Quarters Ended September 30, 2004 and September 30, 2003

Total Revenues.  Total revenues increased 17% to $34.4 million in 2004 from $29.4 million in 2003. The table below gives an analysis of the major changes in revenues (in thousands):

Changes in Revenues – Quarters ended September 30, 2004 versus 2003

	Acquisitions	Ongoing Operations	Foreign Exchange	Net Change
Advisory Services	$1,703	$840	$232	$2,775
Strategic Consulting	1,465	221	280	1,966
Published Research Products	7	16	58	81
Reimbursable Expenses	80	88	11	179
Total	$3,255	$1,165	$581	$5,001

Revenues from Advisory Services increased 15% to $21.5 million in 2004 from $18.7 million in 2003 and decreased 1% as a percentage of total revenues to 63%. The increase in revenues was principally due to $1.7 million of higher revenue from the acquisition of subsidiaries in the United Kingdom, and Northern Europe in 2003 and the Middle East in 2004, $0.8 million of higher revenue from ongoing operations, as well as the impact of foreign currency exchange rates on revenues from ongoing operations in Canada, Europe and the Asia Pacific region of $0.2 million.

Strategic Consulting revenues increased 23% to $10.8 million in 2004 from $8.8 million in 2003, and increased as a percentage of total revenues to 31% from 30%. The increase was principally due to the acquisition of subsidiaries in the United Kingdom and Northern Europe in 2003 and the Middle East in 2004 (which collectively added incremental revenue of $1.5 million), the impact of foreign currency of $0.3 million, and an increase of $0.2 million in the Company’s consulting revenues from ongoing operations.

Published Research Products revenues increased $0.1 million to $1.4 million in 2004 from $1.3 million in 2003 and decreased as a percentage of total revenues to 4% from 5%. These revenues were impacted by favorable foreign exchange rates in ongoing operations.

Total Operating Expenses.  Total operating expenses increased 7% to $33.5 million in 2004 from $31.3 million in 2003. The table below gives an analysis of the major changes in operating expenses (in thousands):

Changes in Operating Expenses – Quarters ended September 30, 2004 versus 2003

	Acquisitions	Ongoing Operations	Foreign Exchange	Net Change
Cost of Services and Fulfillment	$1,668	$(2,091)	$303	$(120)
Selling and Marketing Expenses	1,131	378	213	1,722
General & Administrative Expenses	371	(452)	127	46
Depreciation and Amortization	222	(136)	20	106
Loss on sale of subsidiary	—	416	—	416
Total	$3,392	$(1,885)	$663	$2,170

Cost of Services and Fulfillment.  Cost of services and fulfillment, including reimbursable expenses, decreased approximately $0.1 million to $16.7 million in 2004 from $16.8 million in 2003 and decreased as a percentage of total revenues to 49% from 57%. The decrease was principally due to $2.1 million of decreased costs from ongoing operations, which included reduced bonus expense of $1.0 million with the remaining decrease spread across other expense items. These decreases were largely offset by incremental costs of $1.7 million associated with subsidiaries in the United Kingdom and Northern Europe acquired in 2003 and the Middle East in 2004, and $0.3 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region.

Selling and Marketing Expenses.  Selling and marketing expenses increased 21% or approximately $1.7 million to $9.9 million in 2004 from $8.2 million in 2003 and increased as a percentage of total revenues to 29% from 28%. The increase in selling and marketing expenses was due to $1.1 million in incremental personnel costs associated with subsidiaries in the United Kingdom and Northern Europe acquired in 2003 and the Middle East in 2004, $0.2 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region, and $0.4 million of increased expenses from ongoing operations (which included a 2004 charge of $0.5 million for termination of an employment contract).

General and Administrative Expenses.  General and administrative expenses remained relatively level at $5.2 million in both 2004 and 2003. Lower general and administrative expenses in the ongoing operations of $0.5 million (which included a $0.5 million charge for termination of an employment contract, offset by lower costs of $0.3 million associated with expatriate staff and $0.3 million of lower bonus expense) were largely offset by $0.4 million in incremental personnel costs associated with subsidiaries in the United Kingdom and Northern Europe acquired in 2003 and the Middle East in 2004, and an increase in expenses of $0.1 million due to the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region.

Depreciation and Amortization.  Depreciation and amortization expense increased 9% or approximately $0.1 million to $1.2 million in 2004 from $1.1 million in 2003. The increase was principally due to $0.2 million of higher depreciation and amortization expense from incremental costs associated with subsidiaries in the United Kingdom and Northern Europe acquired in 2003 and the Middle East in 2004, partially offset by $0.1 million in lower depreciation expense on reduced levels of depreciable fixed assets in the United States.

Loss on the Sale of Subsidiary. In July 2004, the Company sold its 50.2% interest in META Hungary to the minority shareholders for net proceeds of $37,000 which pertained to forgiveness of a liability to Hungary.  The Company recorded a loss on the sale of $416,000.

Other Income, Net.  Other income, net, increased to $60,000 in 2004 from $23,000 in 2003, primarily due to interest receivable from a state tax authority related to prior tax refunds.

Provision for Income Taxes.  In 2004, the Company recorded a benefit for income taxes of $124,000 versus an income tax provision of $16,000 in 2003. The tax benefit is the result of certain state tax refund claims.

Results of Operations

Nine Months Ended September 30, 2004 and September 30, 2003

Total Revenues.  Total revenues increased 19% to $104.2 million in 2004 from $87.6 million in 2003.

The table below gives an analysis of the major changes in revenues (in thousands):

Changes in Revenues – Nine months ended September 30, 2004 versus 2003

	Acquisitions	Ongoing Operations	Foreign Exchange	Net Change
Advisory Services	$5,466	$4,167	$1,244	$10,877
Strategic Consulting	4,607	(235)	1,366	5,738
Published Research Products	56	(420)	135	(229)
Reimbursable Expenses	203	(98)	61	166
Total	$10,332	$3,414	$2,806	$16,552

Revenues from Advisory Services increased 19% to $67.3 million in 2004 from $56.4 million in 2003 and increased 1% as a percentage of total revenues to 65%. The increase in revenues was principally due to the acquisition of subsidiaries in Italy, the United Kingdom, and Northern Europe in 2003 and the Middle East in 2004 (which collectively added incremental revenue of $5.5 million), $4.2 million of higher revenue from ongoing operations, as well as the impact of foreign currency exchange rates on revenues from ongoing operations in Canada, Europe and the Asia Pacific region of $1.2 million.

Strategic Consulting revenues increased 23% to $30.7 million in 2004 from $25.0 million in 2003, and increased as a percentage of total revenues to 29% from 28%. The increase was principally due to the acquisition of subsidiaries in Italy, the United Kingdom and Northern Europe in 2003 and the Middle East in 2004 (which collectively added incremental revenue of $4.6 million), and the impact of foreign currency of $1.4 million. These revenue increases were partially offset by $0.2 million of reduced consulting revenues in ongoing operations.

Published Research Products revenues decreased 4% to $4.3 million in 2004 from $4.5 million in 2003 and decreased as a percentage of total revenues to 4% from 5%. The decrease in revenues was principally due to lower revenues from ongoing operations in the United States of $0.4 million, partially offset by the impact of foreign currency exchange rates on revenues from ongoing operations in Canada, Europe and the Asia Pacific region of $0.1 million, as well as $0.1 million due to the acquisition of subsidiaries in Italy, the United Kingdom and Northern Europe in 2003 and the Middle East in 2004.

Total Operating Expenses.  Total operating expenses for the nine months ended September 30 increased 14% to $104.3 million in 2004 from $91.5 million in 2003.

The table below gives an analysis of the major changes in operating expenses (in thousands):

Changes in Operating Expenses – Nine Months ended September 30, 2004 versus 2003

	Acquisitions	Ongoing Operations	Foreign Exchange	Net Change
Cost of Services and Fulfillment	$5,671	$(1,941)	$1,265	$4,995
Selling and Marketing Expenses	4,104	1,919	940	6,963
General & Administrative Expenses	1,235	(1,030)	421	626
Depreciation and Amortization	651	(911)	93	(167)
Loss on sale of subsidiary	—	416	—	416
Total	$11,661	$(1,547)	$2,719	$12,833

Cost of Services and Fulfillment.  Cost of services and fulfillment, including reimbursable expenses, increased 10% or approximately $5.0 million to $53.6 million in 2004 from $48.6 million in 2003 and declined as a percentage of total revenues from 55% to 51%. The increase was principally due to incremental costs of $5.7 million associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003 and the Middle East in 2004, as well as $1.3 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region. These increases were partially offset by $2.0 million of decreased costs from ongoing operations (which reflects lower bonus expense of $1.7 million).

Selling and Marketing Expenses.  Selling and marketing expenses increased 29% or approximately $7.0 million to $31.5 million in 2004 from $24.5 million in 2003 and increased as a percentage of total revenues to 30% from 28%. The increase in selling and marketing expenses was due to $4.1 million in incremental personnel costs associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003 and the Middle East in 2004, $1.9 million of increased expenses from ongoing operations in foreign subsidiaries (which includes a charge of $0.5 million for termination of an employment contract), and $1.0 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region.

General and Administrative Expenses.  General and administrative expenses increased 4% or approximately $0.6 million to $15.3 million in 2004 from $14.7 million in 2003. The increase in general and administrative expenses was due to $1.2 million in incremental personnel costs associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003 and the Middle East in 2004, an increase in expenses of $0.4 million due to the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region, which was offset by $1.0 million of decreased expenses in the ongoing operations (which included a $0.5 million charge for termination of an employment contract, offset by lower costs of $0.3 million associated with expatriate staff and $0.2 million of lower bonus expense).

Depreciation and Amortization.  Depreciation and amortization expense decreased 5% or approximately $0.2 million to $3.5 million in 2004 from $3.7 million in 2003. The decrease was principally due to $0.9 million in lower depreciation expense on reduced levels of depreciable fixed assets in the United States, partially offset by $0.6 million of higher depreciation and amortization expense from incremental costs associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003 and the Middle East in 2004 and an increase in expenses of $0.1 million due to the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region.

Loss on the Sale of Subsidiary. In July 2004, the Company sold its 50.2% interest in META Hungary to the minority shareholders for net proceeds of $37,000 which pertained to forgiveness of a liability to Hungary.  The Company recorded a loss on the sale of $416,000.

Other Income, Net.  Other income, net, decreased to $128,000 in 2004 from $723,000 in 2003. The decrease is principally due to a non-recurring gain of $315,000 recognized in 2003 on the final settlement of the Company’s investment in Spikes Cavell, and a non-recurring gain of $350,000 recognized in 2003 on the sale of one of the Company’s investments in a third party.  See Footnote 9 to the consolidated financial statements.

Provision for Income Taxes.  In 2004, the Company recorded a benefit for income taxes of $10,000 versus an income tax provision of $148,000 in 2003.  The tax benefit is the result of certain state tax refunds expected to be received, which largely offset state and foreign tax provisions.

Liquidity and Capital Resources

The Company funds its operations primarily through cash generated from operations. The Company used $0.7 million in cash from operations during the nine months ended September 30, 2004, compared to $7.6 million of cash generated from operations in the same period last year. The decrease in operating cash flow in 2004 versus 2003 was primarily due to the following: a decrease in accrued bonuses (lower accruals and increased bonus payments), a decline in unearned consulting revenue, a decrease in other accrued liabilities, a decrease in deferred revenue (reflecting a change in invoicing method of multi-year contracts in the prior year), a decrease in accounts receivable collections year over year, partially offset by a decline in loss period over period.

The Company used $0.6 million of cash in the nine months ended September 30, 2004, compared to $0.7 million in the same period of 2003 for capital expenditures.  The purchases were principally made to support the Company’s computer equipment, software and network infrastructure. The Company currently expects to make additional purchases in 2004 and currently expects that such expenditures will remain approximately the same when compared to 2003 levels. During the nine months ended September 30, 2004, the Company used $0.8 million of cash (net of cash acquired) for the acquisition of its Middle East distributor. During the nine months ended September 30, 2003, the Company used $5.4 million (net of cash acquired) for the purchase of its distributors in Italy, the United Kingdom, and Northern Europe. In connection with the sale of the Company’s Hungarian subsidiary, there was a net outflow of cash which corresponded to Hungary’s cash balance at the date of sale of $733,000.

As of September 30, 2004, the Company had no material commitments for capital expenditures; however, the Company anticipates that it will continue to upgrade its internal systems to support its business, including in particular its international subsidiaries.

During the nine months ended September 30, 2003, the Company liquidated its investment in Spikes Cavell and received $0.6 million in final proceeds, and recognized a gain of $0.3 million.  The Company also sold another of its investments in a third party entity, realizing proceeds of $0.3 million, and recognized a gain on the sale of $0.3 million.

During the nine months ended September 30, 2004, the Company generated $1.6 million of cash from financing activities primarily due to net borrowings of $1.3 million under its credit facility, and the exercise of stock options and employee stock purchases totaling $0.7 million, less payments of notes payable of $0.2 million and capital lease payments of $0.2 million. During the nine months ended September 30, 2003, the Company used $12.3 million of cash from financing activities primarily as a result of repayments of $6.1 million of borrowings outstanding under the Company’s credit facilities, and the establishment of a $6.0 million restricted cash account as required by the Company’s credit facility discussed below, and repaid notes of $0.4 million, less proceeds from the exercise of stock options and employee stock purchases totaling $0.3 million.

In March 2003 the Company executed a new $6 million revolving credit agreement (the “Amended Facility”). The Amended Facility replaced the Company’s previous facility and consists of a $6 million revolving credit facility. Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR, as determined by the bank, plus 1.5% or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Amended Facility is fully collateralized by a $6 million cash deposit. This cash deposit is reflected as restricted cash on the Company’s consolidated balance sheet as of September 30, 2004 and December 31,

2003. The Amended Facility contains no financial covenants, and matured in November 2004. As of September 30, 2004, there was $1,533,000 used under the Amended Facility in the form of standby letters of credit issued on behalf of one of the Company’s independent sales representative organizations and as collateral for a portion of the Company’s U.S. premises leases. In addition, there were $1.3 million in borrowings outstanding as of September 30, 2004.  Effective as of November 4, 2004, the Company has signed a five-month extension of the Amended Facility under the same terms as the original Amended Facility, extending the maturity date to April 4, 2005. The Company reclassified its restricted cash deposit to current assets in connection with the short term facility extension.

During the year 2003, the Company paid $369,000 in satisfaction of the terms of notes payable held by certain former shareholders of META Group Germany. The notes were acquired when the Company acquired the remaining interest in META Group Germany in September 2002.  As of September 30, 2004, $506,000 remains payable under the notes, which are payable through November 2008.

As of September 30, 2004 the Company had outstanding a corporate guarantee in the amount of €62,000 (approximately $76,000) guaranteeing lease payments to the landlord of one of the Company’s former independent sales representative organizations. In January 2002, the landlord called the guarantee. The claim is currently being negotiated with the landlord. The Company is currently uncertain as to when this issue will be resolved.

As of September 30, 2004, the Company had cash of $7.6 million, restricted cash of $6 million and negative working capital of $16.1 million. The Company generated a net loss of $48,000 for the nine months ended September 30, 2004. To continue profitability, the Company will need to, among other things, achieve sustainable revenue growth and/or maintain expenses below revenue levels. The Company cannot be certain whether any of these will continue to occur. If the Company fails to either achieve sufficient revenue growth or maintain expenses below revenue levels, any such failure will likely result in continued losses that would have a material adverse effect on the Company’s financial statements.

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

The following table summarizes the Company’s contractual obligations and other commitments as of September 30, 2004 and the effect such obligations are currently expected to have on its liquidity and cash flow in future periods (in thousands):

	Twelve Months Ending December 31,
	2004(1)	2005	2006	2007	2008	Thereafter
Operating leases	$1,737	$5,739	$5,083	$5,153	$2,244	$1,224
Capital leases	88	361	151	—	—	—
Notes payable	117	293	55	20	21	—
Payments due under employment / severance agreements	123	367	—	—	—	—
	$2,065	$6,760	$5,289	$5,173	$2,265	$1,224

(1) Represents three months ending December 31, 2004.

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

•                  Accounts Receivable Reserves – We generally evaluate our accounts receivable on a monthly basis. As part of our analysis, we examine our collections history, the age of the receivables in question, any specific customer collection issues that we have identified, and general market conditions. At September 30, 2004 and 2003, our total accounts receivable balances were $30.3 million and $26.5 million, respectively. Based upon our analysis of estimated recoveries and collections associated with the receivables balances, we have $1.0 million of accounts receivable reserves at September 30, 2004 and 2003.  The determination of the amount of accounts receivable reserves is subject to significant levels of judgment and estimation by our management.  If circumstances change or economic conditions deteriorate, we may need to increase the reserve.

•                  Deferred Tax Valuation Allowance– During 2002, we recorded a full valuation allowance against our deferred tax assets as a result of our losses over our recent history. We considered future taxable income versus the cumulative losses incurred during the previous three years and determined that, in light of the cumulative losses over our recent history, we could not support a conclusion that realization of the existing deferred tax assets was more likely than not. During the quarters ended September 30, 2004 and 2003, there was no substantive change in the above circumstances. Should we determine that we would be able to realize our deferred tax assets in the future, an adjustment will be made to the valuation allowance.

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

As of September 30, 2004 and September 30, 2003 we completed the annual impairment tests for 2004 and 2003, respectively, in accordance with the provisions of SFAS 142.  There were no impairments of goodwill noted as a result of these tests.

As of September 30, 2004, we have on our consolidated balance sheet goodwill of $13.8 million associated with the Advisory Services segment and $1.0 million associated with the Strategic consulting segment. We will test this goodwill annually, or more frequently if certain indicators arise.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to borrowings under its $6 million amended and restated credit facility. As of September 30, 2004, there was $1.3 million in borrowings outstanding under this facility. Interest on the facility is computed on outstanding borrowings at the rate of LIBOR as determined by the bank plus 1.5% or the higher of the

Prime Rate or the Federal Funds Rate plus 0.5%. The Company believes that an increase or a decrease of ten percent in the effective interest rate on available borrowings on its facility, if fully utilized, would not have a material effect on the Company’s financial statements.

Investment Risk

The Company is exposed to market risk as it relates to changes in the market value of its investments. There were no impairment losses recognized during the quarter and nine months ended September 30, 2004. As of September 30, 2004, the Company had investments and advances totaling $0.8 million.  Adverse changes in market conditions and poor operating results of the underlying investments may result in the Company incurring additional losses or an inability to recover the remaining value of its investments and advances.

Foreign Currency Exchange Risk

The Company is exposed to market risk as it relates to foreign currency exchange rates. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against foreign currencies. Changes in foreign currency exchange rates may therefore negatively affect the Company’s consolidated revenues and expenses. Currency transaction gains or losses arising from transactions in currencies other than the functional currency of the Company’s foreign subsidiaries are included in the results of operations. Such gains and losses were not material to the Company’s consolidated results of operations during the quarters and nine month periods ended September 30, 2004 and 2003. The Company has not entered into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

PART II - OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

Exhibit Number	Description
10.48	Consulting Services Agreement between Dale Kutnick and META Group, Inc.
10.49	Amendment No.1 to Amended and Restated Credit Agreement between META Group, Inc. and The Bank of New York dated November 4, 2004
10.50	Employment Agreement and Stock Grant Agreement between C D Hobbs and META Group, Inc.
10.51	Severance Agreement and Release between Herb VanHook and META Group, Inc. dated as of November 5, 2004
10.52	Amended and Restated Employment, Compensation and Release Agreement between META Group, Inc., Rubin Systems Inc. and Howard A. Rubin dated as of August 23, 2004
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K.

On August 5, 2004, the Company filed a report on Form 8-K in connection with the release of the Company’s results of operations for the quarter ended June 30, 2004.

On July 21, 2004, the Company filed a report on Form 8-K in connection with a press release dated June 23, 2004 which announced the resignation of Alfred Amoroso as vice-chairman, president and chief executive officer, the formation of a special operating committee, and the appointment of Herbert VanHook as acting president and chief operating officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

META Group, Inc.

Date: November 15, 2004	By:	/s/ John W. Riley
John W. Riley
Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)