Form 10-K
period 2004-12-31
META GROUP INC
filed 2005-03-31
CIK 1000015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended: December 31, 2004

or

☐                                  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                              to

Commission File Number: 0-27280

META Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-0971675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

208 Harbor Drive, Stamford, Connecticut	06912-0061
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 973-6700

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

common stock, $0.01 par value per share

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒                      No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐                      No       ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $45,705,112, computed by reference to the last sales price of $4.15 as reported by the Nasdaq National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2004.

As of June 30, 2004, 13,851,375 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

The matters discussed in this report including, but not limited to, statements concerning completion of the Company’s proposed acquisition by Gartner, Inc.; IT spending; competitive pricing pressure; general economic conditions; anticipated revenues from international operations; anticipated cost and expense levels relative to the Company’s total revenues; anticipated working capital and capital expenditures; cash flow and cash balances; acquisitions and potential contingent payments related thereto; goodwill; or other statements using words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should” or “will” constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results of operations and financial condition have varied in the past and may in the future vary significantly from those stated in any forward-looking statements.  Factors that may cause such differences include, without limitation, failure to satisfy closing conditions contained in the Agreement and Plan of Merger between Gartner, Inc. and META Group, Inc. dated December 26, 2004,  as well as the risks, uncertainties, and other information discussed within this Form 10-K (and in the documents incorporated by reference into this Form 10-K). For a discussion of these risk factors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors”.

PART I

ITEM 1.          BUSINESS

GENERAL

META Group, Inc., a Delaware corporation founded in 1989 (“META Group,” together with its subsidiaries— collectively the “Company”), is a leading provider of information technology (“IT”) research, advisory services, and strategic consulting. The Company’s goal is to help clients be more efficient, effective, and timely in their use of IT to achieve their business goals.

IT user organizations utilize the Company’s research, analysis, and recommendations to develop and employ cost-effective and revenue-enhancing strategies for selecting and implementing timely IT solutions, and for aligning these solutions with business priorities. IT vendors use the Company’s services for help in product positioning, marketing, and market planning, as well as for internal IT decision making.

The Company offers clients annual subscriptions to fifteen different research services (“Advisory Services”), three data services (“Data Services”) and five structured transformation programs (“Infusion programs”). These offerings are focused on specific areas of information technology, the special needs of the CIO and others within the IT organization, or the distinct IT/business issues of specific industry markets and the public sector. Recommendations to clients are based on research conducted by META Group analysts and consultants, projections and analyses of important industry trends, experiences of other companies, key technology and business best practices, and the impact of new technologies, products, and services.

In addition, the Company offers various targeted publications as part of its Published Research Products family, as well as various newsletters and research subscriptions delivered via its website, www.metagroup.com.

The Company also offers strategic consulting services through its consulting division, META Group Consulting (“Strategic Consulting”). A significant portion of Strategic Consulting clients are also Advisory Services subscribers.

The Company targets as its clients substantial commercial and governmental users of IT, as well as IT vendors. As of December 31, 2004, the Company had subscribers in approximately 2,600 client organizations worldwide.

Specific comparative financial information may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the consolidated financial statements.

META GROUP® is a registered trademark of the Company. The META GROUP logo™, META™, META DELTAS™, META FAX™, META FLASH™ and META TRENDS™ are trademarks of the Company. METAspectrumsm is a service mark of the Company.

On December 26, 2004, META Group entered into a definitive agreement (the “Agreement”) for Gartner, Inc. (“Gartner”) to acquire META Group (the “Merger”). Under the terms of the Agreement, META Group stockholders will receive $10.00, without interest, in cash for each share of META Group common stock held by them.  The Merger is expected to become effective in the second calendar quarter of 2005. The Merger is subject to regulatory review, approval by META Group stockholders and certain other customary conditions.

WEBSITE ACCESS TO OUR PERIODIC SEC REPORTS

           Our primary internet address is www.metagroup.com. We make our periodic SEC Reports (Form 10-Q and Form 10-K) and current reports (Form 8-K) available free of charge through our website on the same business day as they are filed electronically with the SEC.  The specific location on the Company’s website where these reports can be found is http://domino.metagroup.com/PressHome.nsf/web/investors.

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

At the same time, the decision-making process involved in the planning, selection, and implementation of IT solutions is growing more complex. IT decision makers must evaluate various new and rapidly evolving technologies and products from multiple vendors and consider the compatibility of these products with one another and with existing legacy systems. In addition, as IT assumes a more business-critical role, senior executives of organizations are compelled to take a more active role in IT planning and decision-making – often being called on to be strategic drivers of business and technology innovation.

Because of these trends, there is an increasing need for a level of IT guidance that often cannot be effectively supported by the internal resources of a single organization. Organizations frequently turn to outside sources for help with strategic and tactical advice in planning, selecting, and implementing IT. Historically however, available solutions have had significant limitations. Software and equipment vendors generally offer advice biased toward their own products or services, while often understating compatibility issues. Many professional services firms and implementation companies provide technical advice, but they have incentives to promote solutions that require their services and often have purchasing and cooperative relationships with particular hardware and software vendors. Some independent market research firms provide vendor-neutral advice, but most target technology vendors rather than the user community. Those market research firms that target users typically do not offer advice over a full range of technology offerings and often focus only on longer-term trends with minimal practical, actionable advice. Firms that offer published research, advisory services and consulting often do so in a disconnected manner. Therefore, there is a need for objective, user-focused, broad-based, actionable and coordinated IT market research and consulting, coupled with personalized advice within the specific context of an organization’s business environment and IT requirements.

THE META GROUP SOLUTION

The Company addresses the demand for user-focused guidance by providing objective IT research, analysis and advice as well as strategic consulting to help commercial and governmental users be more efficient, effective, and timely in their use of IT to achieve their business or governmental goals. The Company’s services are also used by IT vendors for help in product positioning, marketing, and market planning as well as for internal IT decision making.

The Company’s Advisory Services assist clients in making more informed, timely, and cost-effective decisions in the context of the client’s business and technology environments. Each Advisory Service is focused on enhancing the client’s ability to reduce and/or contain the cost of IT, reduce risk, assess vendor business practices and strategies, evaluate products and technologies, negotiate with vendors, develop financial strategies, and formulate IT architectures and strategic plans. The Advisory Services positions are aligned with META Group Consulting to deliver a single, integrated and actionable view of IT across service areas.

The Company’s research is designed to alert clients to the sometimes subtle and unforeseen opportunities and risks inherent in complex IT business decisions. Although the Company’s research contains concrete conclusions and recommendations, a client seeking to understand the complex IT issues addressed in written research often requires further explanation and analysis in the context of the client’s unique business environment and IT requirements. Accordingly, all of the Company’s Advisory Services clients have direct access to the Company’s analysts, who adapt the Company’s published conclusions and recommendations to the client’s specific IT environment. The Company’s analysts are available to clients through direct telephone consultations, customized on-site briefings, annual conferences, and in-depth quarterly teleconferences addressing significant current IT developments.

The Company believes its proactive involvement in clients’ specific IT problem-solving situations enables it to provide actionable advice. The Company’s analysts have real-time access to a broad base of current user experiences spanning vertical industries and related technologies. This firsthand practical knowledge is disseminated throughout the Company at weekly meetings of the Company’s entire research staff and through other formal and informal collaboration systems. As a result of this interaction and broad knowledgebase, the Company’s analysts deliver more informed conclusions and recommendations. The Company believes that its interactive approach provides significant value to senior management and IT decision makers by enhancing their ability to make sound, practical, and cost-effective decisions.

The Company’s objective is to leverage its reputation, comprehensive research model, knowledge base, customer relationships, and domestic and international sales network to expand the range of clients it serves, further penetrate its existing client base, extend its product line, and broaden the scope of its services.

SERVICES AND PRODUCTS

The Company’s services and products are designed to allow clients to leverage META Group’s intellectual property in ways best suited to their needs. The services and products come in a range of interaction models ranging from written content to in-depth customized consulting. The product lines complement each other and provide flexible access to market assessment and analytical expertise in the following categories:

•                                          Advisory Services

•                                          Strategic Consulting

Information regarding the revenues, operating income (loss) and long-lived assets (both domestic and international) of Advisory Services and Strategic Consulting may be found in Note 12 to the Company’s consolidated financial statements.

Advisory Services

The Company’s Advisory Services provide technology and business research spanning the full spectrum of IT. Advisory Services offer advice that clients need to help them make better and faster IT decisions. The Company’s Advisory Services include analyst interaction via on-site briefings and telephone support, which complements the written deliverables described below. Advisory Service offerings include industry-specific coverage (e.g., energy, insurance, government, and professional services) and executive IT management.

The Company believes its Advisory Services cover the significant IT-related issues faced by its clients. The Company’s typical approach to Advisory Services offers a high level of personal service with an emphasis on client/analyst interaction. The Company’s analysts respond to the unique situation of each client by applying their knowledge base of business, technology and market information, as well as user experience.

The following deliverables, which involve the direct participation of the Company’s research analysts, typically are provided to subscribers to the Company’s Advisory Services as an integral part of such services:

Client/Analyst Interaction Deliverables:

•                                          Telephone and Email Inquiries afford each subscriber the opportunity to discuss specific issues with the Company’s analysts.

•                                          Half-Day and Full-Day Briefings are held at the Company’s headquarters or at client sites and address client-specific issues.

•                                          Document Reviews provide the Company’s analysis and evaluation of clients’ strategic documents (e.g., strategic plans, architectural documents, vendor proposals).

Research Deliverables:

•                                          META Deltas and META Practices are regularly published analytical briefs that deliver analysis of major events, issues, vendor strategies, products, end-user case studies, technology trends and issues, and other pertinent matters.

•                                          META Group Trend Teleconferences are held quarterly by each service to provide an in-depth analysis of the service’s META Trends (i.e., long-term projections of major industry issues and trends that the Company believes will impact users, vendors, and the IT market).

•                                          Special Event Teleconferences enable clients to participate in discussions with the Company’s analysts and are generally held following key industry events such as major announcements or trade shows.

•                                          METAspectrumsm   Market Summaries and Reports are IT market evaluations published periodically. METAspectrum’s focus is on the evaluation of the market, market trends and future directions and the viability and relative leadership positions of vendors.

•                                          META Trends, published annually, are three- to five-year projections of significant issues and developments that will affect IT users and vendors.

•                                          META Flashes are periodic bulletins containing analysis of key industry events or announcements that the Company deems to be of extraordinary importance.

•                                          META Client Advisor is a weekly e-mail sent to clients which includes summaries of recent research items and concise summaries of the Company’s weekly research meeting, at which industry events are reviewed and analyzed.

•                                          META News Analysis provides a written analysis of current industry trends or events based upon interactive discussion among analyst experts.

•                                          METAViews are multi-media deliverables with particular focus on key topics of interest to the Company’s clients.

The Company’s research is delivered online via www.metagroup.com.

Event Deliverables:

•                                          META Group Conferences address a broad range of tactical and strategic issues. METAmorphosis, the Company’s forum for addressing industry-wide issues, is held annually at several locations worldwide. The Company also offers vendor sponsorship for many of its conferences around the world.

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

•                                          Assessments are short, targeted evaluations of the clients’ environment as compared to best practice methods and/or META Group developed industry benchmarks. They include a high level gap analysis and creation of an action plan for improvement.

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

The Company provides fifteen Advisory Services, which are grouped into the categories of “Technology Research Services”, “Executive Services” and “Industry Services,” each of which is described below.

Technology Research Services

In 2003, the Company completed a realignment of its Technology Research Services — specifically involving Application Delivery Strategies, Web & Collaboration Strategies, Electronic Business Strategies, Global Networking Strategies, Service Management Strategies, Server Infrastructure Strategies, and Enterprise Data Center Strategies. The change was made to better align the Company’s services to the target constituencies inside client IT departments and group topics to more directly address the needs of clients.

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

•                  Infrastructure Strategies

•                  Integration & Development Strategies

•                  Operations Strategies

•                  Outsourcing & Service Provider Strategies

•                  Security & Risk Strategies

Following is a description of the Company’s existing Advisory Services:

Content & Collaboration Strategies

The efficient creation/capture, life-cycle management, and in-context delivery of information, coupled with strategies that improve information sharing, communication, and teamwork, are key to enterprise productivity, innovation, competitive advantage, and overall business performance.  Unfortunately, the components that make up a complete solution are typically procured, managed, and used independently. To maximize value, organizations must create a holistic worker knowledge infrastructure — a portfolio of technology investments that facilitates contextual collaboration and in-context information delivery. META Group’s Content & Collaboration Strategies provides clients with research and guidance to help address this challenge.

Enterprise Analytics Strategies

Monitoring and measuring business operational performance increases the value of information assets, and are essential to verify the effectiveness of all business processes and initiatives. To excel, businesses must harness the convergence of business strategy, integrated information, and targeted analytics to drive enhanced enterprise performance and gain visibility across the enterprise. Such advanced ongoing business decision making requires combinations of analytic applications and business intelligence tools — layered on a solid foundation of information architecture, data warehouse technologies, and project approaches. META Group’s Enterprise Analytics Strategies provides clients with the research and guidance to help address this challenge.

Enterprise Application Strategies

Packaged business applications are playing a key role in the mandate for business process excellence. Companies must evaluate their current suite of enterprise resource planning, best-in-class, and legacy applications, and determine when to renovate, replace, buy, or build. This new portfolio of business applications must effectively support all constituents — partners, employees, customers, and suppliers — and provide optimum collaboration among trading partners. META Group’s Enterprise Application Strategies provides clients with research and guidance to help address this challenge.

Infrastructure Strategies

To meet evolving business requirements, IT organizations must minimize underlying infrastructure complexity while speeding design decisions through best-practice approaches. Successful infrastructure design and selection practices will leverage existing infrastructure, define and capitalize on standard application and infrastructure interfaces, and establish the foundation for a dynamic service-oriented environment. With IT infrastructure now entering a new era of virtualized, utility-based, adaptive infrastructure “grids,” organizations must establish business value for each investment step. META Group’s Infrastructure Strategies provides clients with the research and guidance to help address this challenge.

Integration & Development Strategies

Companies and their IT departments are streamlining the automation of their business processes — forcing extensive integration of internal and external applications. Cost-reduction pressures will foster experimentation with emerging technologies that promise improvements in development productivity, system flexibility, and creation of reusable services. Organizations must not only develop application development and project management skills, but also master integration models. META Group’s Integration & Development Strategies provides clients with the research and guidance to help address this challenge.

Operations Strategies

The delivery of cost-effective, high-value IT services is highly dependent on the operations group. Mastering IT operations — including consistent process execution, optimum service levels, complete fiscal and asset management, and maximum resource leverage — is essential to fully realize the business value that operations can deliver to the overall organization. META Group’s Operations Strategies provides clients with the research and guidance to help address this challenge.

Outsourcing & Service Provider Strategies

Outsourcing services are experiencing consistent growth. This increase in demand, new options in the service provider market, and the trend toward “productized” services demand optimized strategies to support outsourcing initiatives — and to obtain the optimum price for any outsourced arrangements. With IT organizations facing a larger “multisourced” environment, managing coordinated, consistent outsourcing initiatives will be essential for ensuring comprehensive service levels. META Group’s Outsourcing & Service Provider Strategies provides clients with the research and guidance to help address this challenge.

Security & Risk Strategies

Information security is maturing as a discipline, physical security is getting a new focus, and business continuity (disaster recovery) is receiving the investment needed to protect business operations. Security technologies for both enforcement and management are rapidly becoming tools for running the overall business — and the business of IT. However, staying current with evolving technologies and best practices (and ensuring they are scalable, repeatable, and capable of surviving) are essential for successful security practices within an organization. META Group’s Security & Risk Strategies provides clients with the research and guidance to help address this challenge.

Enterprise Planning & Architecture Strategies

Enterprise Planning & Architecture Strategies (“EPAS”) provides a resource to help IT executives create, maintain, and refine the key planning disciplines required to manage an effective IT organization. By implementing enterprise strategy/planning, architecture, and program management best practices, IT organizations are more capable of managing business requirements, aligning processes and technology with business strategy, and improving the IT group’s credibility in delivering value to the business. EPAS offers pragmatic guidance, enabling clients to set clear direction, assess effectiveness, enhance adaptability, reduce risk, increase focus, and lower total cost of ownership across the portfolio of enterprise assets and activities.

Executive Services

Executive Directions

Executive Directions (“ED”) provides guidance for speeding executive decisions and driving IT/business value. ED offers executive officers one-on-one support and coaching to improve their organizations’ information agility and credibility. ED is a member of META Group’s family of subject-specific advisory services, offering research and analysis, “best method” insights, and bottom-line guidance.

Executive Directions for Vendors

Executive Directions for Vendors provides focused and continuous support to IT vendor executives seeking to enhance their customer relationships and accelerate time-to-market profitability.  The service provides research and advice from the perspective of IT executives, leveraging META Group’s interaction with its corporate clients.  Membership is limited to senior executives (sales, marketing, product development) from IT vendor organizations.

Industry Services

Energy Information Strategies

Energy Information Strategies (“EIS”) is a research and advisory service aimed at meeting the needs of the rapidly transforming energy industry.  The service delivers objective guidance to energy company business and information technology leaders, energy technology vendors, and other industry participants. By studying the entire energy industry, while leveraging research generated by META Group’s other advisory and consulting services, EIS provides advice to clients on issues vital to their business.

Government Strategies

Government Strategies provides public-sector stakeholders with actionable guidance that enables strategic program transformation, economic stability, and extension of constituent services. Topical emphasis includes program/IT governance, establishment of IT credibility and value, public-sector marketing, funding strategies, constituent relationship management, and development and implementation of public policy. Government Strategies is a member of META Group’s family of industry-focused advisory services, offering government-specific research and analysis, best-method insights and guidance.

Insurance Information Strategies

Insurance Information Strategies focuses on the key issues and trends affecting the insurance and financial services industries, targeting the new business models and technology frameworks critical to sustaining competitive advantage in a constantly evolving market.  Topical emphasis includes customer/partner relationship management; property and casualty; life and annuities; health care; wealth management; vendor assessment and selection; midtier strategies; and industry standards and architectures. Insurance Information Strategies is a member of META Group’s family of industry-focused advisory services, offering research, analysis and insights and guidance to clients in the insurance and financial services sector.

Professional Services Strategies

Professional Services Strategies (“PSS”) provides support for firms looking to offer consulting services. With the advent of new and multiple technologies, full-service delivery (spanning business strategy, application development/delivery, adaptive infrastructure, and operations excellence) presents a major challenge to professional services firms. From customer relationship management (“CRM”) to supply chain management (“SCM”), and from e-commerce to global concerns, client requirements almost always cross service lines and organizational entities. PSS focuses existing META Group services and knowledge to provide professional services firms the means and intelligence to succeed in this new business environment.

Data Services

METAspectrum Evaluation Service

META Group’s METAspectrum Evaluation Service is a source for analysis and insight into selection and adoption of today’s hardware, software and IT services.  Utilizing META Group’s rigorous METAspectrum ratings, along with a hands-on evaluation process, this service delivers objective and custom research on market presence, performance, adaptability and functionality of vendors and offerings throughout the IT industry. The analysis and insight, together with guidance from META Group analysts, help client organizations make informed decisions for their business.

Worldwide IT Benchmark Service

META Group’s Worldwide IT Benchmark Service provides guidance to assist client organizations keep current with the latest trends and metrics regarding IT costs, performance, and productivity. The Worldwide IT Benchmark Service provides real-time benchmarking data resources designed to help clients improve the performance of their IT investment portfolio and identify opportunities to better align spending and performance with industry norms.

Human Capital Management Service

META Group’s Human Capital Management Service combines the practical guidance of META Group’s experienced research analysts with analytical tools and data offered through our annual IT Staffing and Compensation Guide.  The result is a solution that provides value to IT and Human Resource professionals seeking to transform IT human capital into a competitive asset that can be applied profitably across the enterprise. This offering provides guidance in making effective decisions throughout the employee life cycle, from the employee acquisition stage, to managing and deploying skills and personnel within the organization.

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

Customer Relationship Management

The Customer Relationship Management (CRM) Infusion is a structured transformation program that helps clients create action plans for customer relationship excellence. It is designed for companies at all stages of CRM initiatives — whether developing a comprehensive CRM business strategy or solving immediate customer (or technology) issues to build credibility. The program combines a step-by-step approach for designing around the customer with the Company’s detailed analytics, decision frameworks, and real-time advice from its subject-matter analysts. Organizations can create reusable CRM treatments (i.e., customer, process, and technology patterns) that cut across marketing, sales, service, and channel functions to produce a panoramic view of each customer segment — and optimize the value of each relationship type. CRM Infusion clients create these patterns through a series of projects that evolve their business processes, application portfolio, channels, and points of interaction into a multi-channel ecosystem.

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

Security

The Security Infusion enables the Company’s clients to drive excellence in security. This structured transformation program helps clients refine security policies, optimize security processes, balance cost and risk, and communicate value. Clients learn how to deploy a proven method for achieving security, despite complex internal organizational boundaries, conflicting business priorities, and corporate politics. The methods, tools, templates, and interactions with the Company’s analyst team help ensure success in the critical area of security and in support of major initiatives, such as Web-based and business-to-business applications.

Published Research Products

The Company’s Published Research Products include research reports and online resources. Based on hands-on research, extensive Web and phone surveys and accompanying META Group Advisory Services research, these research products offer thorough market research, practical executive/operational guides and in-depth IT product evaluations. Certain of the Company’s Published Research Products may be purchased either as part of an annual service subscription contract or individually. Published Research Products are included in the Company’s Advisory Services segment.

The Company’s Published Research Products are delivered online via www.metagroup.com and are also available via non-standard electronic and paper delivery options.

Strategic Consulting

Strategic Consulting offers project consulting services that address clients’ business and technology challenges. The Company’s Strategic Consulting division combines tools, methods, and project management skills with expertise to help mid to large-sized businesses increase returns from technology investments. META Group’s collaborative client approach helps clients map out the required actions to achieve leading industry practice through independent, objective analysis that leverages the Company’s Advisory Services research and analysis. Focusing on critical business imperatives, the Company’s consultants use proven discovery, development, and delivery techniques and methods, based on our actionable research programs, to help clients maximize their business and technology performance.

Strategic Consulting targets executives at both large and medium sized end-user organizations and IT vendors that serve such organizations. Large and medium sized end-user client organizations typically use the Strategic Consulting services when they need to improve their business performance or reduce their business costs through the use of IT.  Such support includes constructing enterprise architectures and governance structures to better target technology spending; selecting, planning, and integrating new application systems; optimizing strategic outsourcing support; planning adaptive infrastructure to effectively use new technology; revitalizing data center or network operations functions to support new business demands; maximizing benchmarking and scorecards to enhance IT performance; and using business intelligence to maximize the results of an enterprise’s customer strategy.

IT vendors also face significant challenges given the complexities in customer buying behavior, pressure from external forces (e.g., competition, regulation) and internal practices that may not be optimized for a rapidly changing environment — both economically and competitively. Strategic Consulting services address such challenges as vendor market positioning relative to customer demands, communicating the value of their unique product or service; better targeting of potential buyers; competitive landscape analysis; and partnering/channel strategies.

RESEARCH AND ANALYSIS

The Company employs a consistent, disciplined research and analysis methodology through several Research Directors and a Research Operations Management team that are responsible for guiding the Company’s research and analysis methodology, as well as its productization and fulfillment. These research personnel are also tasked with coordination across research groups. The development methodology consists of an iterative process of research, analysis, hypothesis, testing, peer review and research management review. Analysts conduct extensive primary research, working with the Company’s user client base, surveying vendors and users, and contacting other sources. These activities are supplemented with searches of numerous trade, financial, and other third-party source materials compiled in the Company’s resource center.

A variety of formal and informal channels are used to build consensus and coordinate research positions. Individual research topics are grouped into research practice areas that include all analysts and consultants covering a particular topic. The research practice areas have a designated leader that works with participants to facilitate the creation of the Company’s positions. The results of these meetings are published to clients in the weekly META Client Advisor. Information gathered during vendor meetings, client interactions and other research activity is organized into internal knowledge bases and shared across the entire research community. Three times a week a subset of META analysts and consultants meet electronically to examine a particular topic and create a joint news analysis document outlining the Company’s common position. A meeting of the entire META Group research staff is held weekly, at which findings are presented and scrutinized. From this research, analysts identify significant patterns and trends, develop assumptions, test hypotheses, and arrive at concrete recommendations and conclusions to provide to clients.

The knowledge and experience of the Company’s analysts is critical to the quality of the Company’s products and services. To ensure consistency of positions and analysis across service disciplines, all of the Company’s research is reviewed by one of the Company’s senior research executives. While varying opinions and philosophical contention among services and research disciplines are encouraged, final positions and conclusions are consistent. This practice ensures that the analytical structure and recommendations presented in the Company’s research better enable the various elements of client organizations to formulate integrated strategies based on coherent information and analysis.

SALES AND MARKETING

The Company uses a direct sales force domestically and uses subsidiaries, as well as a network of local independent sales representative organizations internationally to market and sell its products and services. The Company’s domestic direct sales force consists of sales people located throughout the United States. They are supported by teams of inside sales people, relationship managers and administrative personnel located in the Company’s regional offices and at its headquarters. The inside sales department is an important source of Published Research Products sales, sales to vendors, and sales to emerging vendors and small to medium-sized enterprises.

Internationally, the Company utilizes both subsidiaries and independent sales representative organizations to sell its products and services throughout the Americas, Europe, the Middle East and Africa and Asia Pacific. Beginning in November 2000, the Company began acquiring its independent sales representative organizations and to date has concluded acquisitions in Canada, Asia Pacific, Europe and the Middle East. See “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” and notes to the consolidated financial statements.

Under the terms of the Company’s agreements with independent sales representative organizations, such organizations are assigned exclusive territories and annual quotas. These organizations also perform selected client service functions, and bill and collect revenues attributable to clients within their territories. The Company recognizes Advisory Services revenues from independent sales representative organizations at rates of 40% to 75% of amounts billed to those clients. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — Our International Operations Expose Us to a Variety of Risks.”

The Company also markets and sells certain of its products and services and provides additional content to its internet subscribers on its website, www.metagroup.com.

CLIENT SUPPORT

The Company is committed to providing a high level of client service as defined by response time, clarity of advice, and quality of communication. The Company’s analysts respond to clients’ inquiries and concerns as they arise. Analysts’ regular contact with clients through telephone consultations, e-mail, briefings, and events also provides the Company with feedback that is used to improve its services. In addition, the Company’s research library frequently performs client-specific topical searches on particular IT issues. The Company also maintains a key issues database that identifies areas of particular concern to clients and regularly uses customer satisfaction surveys to improve service levels. As an integral part of the Company’s commitment to customer service, the Company maintains a select Client Services team that routes requests for information to the right resource.

COMPETITION

The Company targets as its clients substantial commercial and governmental users of IT, as well as IT vendors. The Company experiences competition in this market for IT research/analysis products and services and strategic consulting services from other independent providers of similar services, as well as from the internal planning and marketing staffs of the Company’s current and prospective clients. The Company’s principal direct competitor for advisory services, Gartner, Inc., has a substantially longer operating history, is significantly larger, and has considerably greater financial resources and market share than the Company. The Company also competes indirectly against numerous other information and consulting service providers, including electronic and print media companies and consulting firms. The Company’s indirect competitors could choose to compete directly against the Company in the future. In addition, although the Company believes it has established a significant market presence, there are few barriers to entry into the Company’s market — and new competitors could readily seek to compete against the Company in one or more market segments addressed by the Company’s Advisory Services, Strategic Consulting services, and Published Research Products. Increased competition could adversely affect the Company’s operating results through pricing pressure and loss of market share. There can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors. See “Management’s Discussion and

Analysis of Financial Condition and Results of Operations — Risk Factors — We Have Many Competitors Who May be More Effective Than Us.”

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

EMPLOYEES

As of December 31, 2004, the Company employed 631 people. The Company considers its relations with its employees to be good.

The Company’s future success depends in large part on the ability to continue to motivate and retain highly qualified employees, including management personnel, and to attract and retain qualified personnel, including research analysts, consultants, sales personnel, and product development and operations staff. Competition for qualified personnel in the Company’s industry continues to be intense, and many of the companies with which the Company competes for qualified personnel, including Gartner, Inc., have substantially greater financial and other resources than the Company. There can be no assurance that the Company will be able to recruit, retain, and motivate a sufficient number of qualified personnel to compete successfully. The loss of any of the Company’s senior management personnel or any material failure to recruit, retain, and motivate a sufficient number of qualified personnel could have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors  — We May Not be Able to Attract and Retain Qualified Personnel.”

RECENT BUSINESS DEVELOPMENTS

Acquisitions

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

In September 2003, the Company acquired 100% of META Group Norway A/S, META Group Sweden AB, META Group Finland OY, META Group Denmark A/S, META Group Belgium SA and META Group Nederland BV (collectively “META Group Northern Europe”). The purchase price consisted of $3.6 million in cash and 175,000 shares of the Company’s common stock (valued at $700,000), as well as forgiveness of $2.6 million in promissory notes and $1.5 million in trade receivables owed to the Company by the Northern European entities. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition.  The allocation resulted in goodwill of $4.5 million recorded in the Advisory Services segment, $440,000 recorded in the Consulting segment and $3.9 million related to the customer list of the seller, which is being amortized over 7 years.

In August 2003, the Company acquired 100% of META Group UK Holdings Limited (“META Group UK”) for $1.6 million in cash. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition.  The allocation resulted in goodwill of $256,000 recorded in the Advisory Services segment, $140,000 recorded in the Consulting segment and $1.3 million related to the customer list of the seller, which is being amortized over 7 years.

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

Workforce Reductions

During the quarter ended December 31, 2004, the Company reduced its workforce by 32 persons and recorded a $1,755,000 charge for severance payments accrued during the quarter.

During the quarter ended September 30, 2003, the Company reduced its workforce by 17 persons and recorded a $225,000 charge for severance payments accrued during the quarter.

During the quarter ended December 31, 2003, the Company reduced its workforce by 24 persons and recorded a $1.4 million charge for severance payments accrued during the quarter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the above matter.

ITEM 2.          PROPERTIES

The Company’s headquarters are located in approximately 115,000 square feet of leased office space in Stamford, Connecticut. This facility accommodates the Company’s Advisory Services and Strategic Consulting segments. The Company also leases office space in other U.S. locations, as well as locations in Canada, Europe, the Asia Pacific region and the Middle East to support its two segments. The Company believes that its existing facilities are adequate for its current needs and that additional facilities are available for lease to meet future needs.

ITEM 3.          LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the Company’s business, the Company is not a party, nor is any of its property subject to, any pending legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock (the “Common Stock”) trades on the Nasdaq National Market under the symbol “METG”.

The following table reflects the range of high and low bid quotations, as reported on the Nasdaq National Market, for the Common Stock in each quarter of the years ended December 31, 2004 and 2003.

	High	Low
2004:
Fourth Quarter	$9.89	$4.56
Third Quarter	$5.10	$3.50
Second Quarter	$5.99	$3.01
First Quarter	$6.75	$5.15

2003:
Fourth Quarter	$6.30	$4.80
Third Quarter	$5.59	$3.65
Second Quarter	$6.34	$3.37
First Quarter	$4.15	$2.05

On March 22, 2005, the closing price of the Common Stock was $ 9.97, as reported on the Nasdaq National Market. On that date, there were approximately 202 holders of record of the Common Stock and approximately 902 beneficial holders, based on information obtained from the Company’s transfer agent.

The Company has never paid cash dividends on its Common Stock, and did not repurchase any of its shares during fiscal 2004. Any future declaration and payment of dividends will be subject to the discretion of the Company’s Board of Directors (the “Board of Directors”), will be subject to applicable law, and will depend on the Company’s results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors. The Board of Directors has no current intention of paying any cash dividends on the Common Stock.

In September 2003, the Company acquired 100% of META Group Norway A/S, META Group Sweden AB, META Group Finland OY, META Group Denmark A/S, META Group Belgium SA and META Group Nederland BV (collectively “META Group Northern Europe”). As part of the purchase price, the Company issued 175,000 shares of its common stock valued at $700,000.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a further discussion of the above matter.  Also see Item 12 of Part III of this Form 10-K for the Company’s Equity Compensation Plan Information table.

ITEM 6.                             SELECTED FINANCIAL DATA

The selected financial data presented below is derived from the consolidated financial statements of the Company and should be read in connection with those statements, which are included herein.

	Year Ended December 31,
	2004	2003	2002 (1)	2001	2000 (2)
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$141,501	$122,485	$116,533	$119,981	$122,063
Operating loss	(1,643)	(4,793)	(4,926)	(13,389)	(10,003)
Loss before income taxes, minority interest, and cumulative effect of change in accounting principle	(1,666)	(4,009)	(6,145)	(20,491)	(12,282)
Loss before cumulative effect of change in accounting principle	(2,163)	(4,305)	(19,274)	(17,610)	(8,038)
Cumulative effect of change in accounting principle	—	—	(22,206)	—	(2,438)
Net loss	$(2,163)	$(4,305)	$(41,480)	$(17,610)	$(10,476)
Per Share - Basic and Diluted
Loss before cumulative effect of change in accounting principle	$(0.16)	$(0.32)	$(1.47)	$(1.47)	$(0.75)
Cumulative effect of change in accounting principle	—	—	$(1.70)	—	$(0.22)

Net loss	$(0.16)	$(0.32)	$(3.17)	$(1.47)	$(0.97)

Weighted average number of basic and diluted common shares outstanding	13,865	13,334	13,067	11,960	10,763

	December 31,
	2004	2003	2002	2001	2000
	(In thousands )
Balance Sheet Data:
Cash and cash equivalents (including restricted balances)	$12,899	$14,814	$21,448	$21,433	$3,622
Total assets	91,920	86,712	87,677	135,015	152,463
Deferred revenues	46,740	48,891	42,400	45,827	44,087
Non-current portion – deferred revenues	19	549	6,008	4,813	6,338
Long-term debt	—	—	—	5,111	—
Other long-term liabilities (3)	2,279	2,284	2,558	—	—
Total stockholders’ equity	12,454	10,074	13,216	52,786	65,708

(1)          The Company recorded an impairment charge of $22.2 million related to the carrying value of its goodwill as of January 1, 2002.  The charge was recorded as the cumulative effect of a change in accounting principle.

(2)          The Company adopted the provisions of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, effective January 1, 2000, and recorded a charge of $2.4 million as the cumulative effect of a change in accounting principle.

(3)          Includes $708, $1,040, and $589 of long term notes payable as of December 31, 2004, 2003, and 2002, respectively.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Significant Financial Events in 2004

During 2004, we achieved total revenue of $141.5 million, and reduced our loss before income taxes, minority interest and cumulative effect of change in accounting principle by $2.3 million. In addition, in 2004 we acquired 100% of META Group Middle East.

On December 26, 2004, META Group entered into a definitive agreement (the “Agreement”) for Gartner, Inc. (“Gartner”) to acquire META Group (the “Merger”). Under the terms of the Agreement, META Group stockholders will receive $10.00, without interest, in cash for each share of META Group common stock held by them.  The Merger is expected to become effective in the second calendar quarter of 2005. The Merger is subject to regulatory review, approval by META Group stockholders and certain other customary conditions.

Results of Operations

The following table sets forth, for the years indicated, the results of operations in thousands of dollars, and results of operations as a percentage of total revenues:

	2004		2003		2002
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Revenues:
Advisory services	$88,960	62.9	$78,257	63.9	$77,113	66.2
Strategic consulting	44,126	31.2	35,747	29.2	32,009	27.5
Published research products	5,735	4.0	5,980	4.9	4,940	4.2
Reimbursable expenses	2,680	1.9	2,501	2.0	2,471	2.1
Total revenues	141,501	100.0	122,485	100.0	116,533	100.0

Operating expenses:
Cost of services and fulfillment	70,227	49.6	64,028	52.3	59,182	50.8
Reimbursable expenses	2,680	1.9	2,501	2.0	2,471	2.1
Selling and marketing	40,307	28.5	33,398	27.3	31,114	26.7
General and administrative	20,685	14.6	19,721	16.1	17,230	14.8
Depreciation and amortization	4,745	3.4	4,989	4.1	6,281	5.4
Restructuring charges	1,755	1.2	1,642	1.3	362	0.3
Loss on facilities leases	—	—	999	0.8	2,189	1.9
Merger costs	2,329	1.7	—	—	—
Loss on sale of subsidiary	416	0.3	—	—	—
Goodwill impairment loss	—	—	—	—	2,630	2.2
Total operating expenses	143,144	101.2	127,278	103.9	121,459	104.2

Operating loss	(1,643)	(1.2)	(4,793)	(3.9)	(4,926)	(4.2)

Other income (expense):

Impairment loss on investments	(154)	(0.1)	—	—	(1,075)	(1.0)
Other income (expense), net	131	0.1	784	0.6	(144)	(0.1)

Loss before provision for income taxes, minority interest and cumulative effect of change in accounting principle	(1,666)	(1.2)	(4,009)	(3.3)	(6,145)	(5.3)

Provision for income taxes	420	0.3	173	0.1	13,096	11.2

Minority interest in income of consolidated subsidiaries	77	0.0	123	0.1	33	—
Loss before cumulative effect of change in accounting principle	(2,163)	(1.5)	(4,305)	(3.5)	(19,274)	(16.5)

Cumulative effect of change in accounting principle	—	—	—	—	(22,206)	(19.1)

Net loss	$(2,163)	(1.5)	$(4,305)	(3.5)	$(41,480)	(35.6)

Advisory Services revenues are principally annually renewable contracts and are generally payable by clients in advance.  Billings attributable to the Company’s Advisory Services are initially recorded as deferred revenues and then recognized pro rata over the contract term.  Advisory Services revenues attributable to international clients not serviced by the Company’s subsidiaries are billed and collected by its independent sales representative organizations. The Company realized Advisory Services revenues from the independent sales representative organizations at rates of 40% - 75% of the amounts billed to their clients.

One measure of the volume of the Company’s Advisory Services business is its “Contract Value,” which the Company calculates as the aggregate annual value of retainer subscription services contracts in force at a given point in time, without regard to the remaining duration of such contracts. Contract Value is not necessarily indicative of future Advisory Services revenues. Contract Value was $71.5 million at December 31, 2004 versus $73.0 million at December 31, 2003, a 2% decrease.

The Company recognizes revenue on Strategic Consulting engagements on a contract by contract basis, as the work is performed, utilizing the percentage of completion method for fixed fee projects, or as services are rendered for time and material projects.

The Company recognizes revenues from the sale of Published Research Products when the products are delivered.

The Company’s operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses and depreciation and amortization. Cost of services and fulfillment represents the cost associated with production and delivery of the Company’s products and services and includes the costs of research, development, preparation of periodic reports, analyst telephone consultations, executive briefings and conferences, research reports, consulting services, new product development, and all associated editorial and support services. Selling and marketing expenses include the costs of salaries, commissions, and related benefits for selling and marketing personnel as well as travel and promotion, and bad debt expense.  General and administrative expenses include the costs of the administrative functions of the Company, including finance and accounting, corporate IT, legal, human resources, and corporate management departments.  See “Segment Reporting” in Note 12 to the consolidated financial statements for information regarding the Company’s operating segments.

Results of Operations

Years Ended December 31, 2004 and December 31, 2003

Total Revenues.   Total revenues increased 15.5% to $141.5 million in 2004 from $122.5 million in 2003.

The table below gives an analysis of the major changes in revenues (in thousands):

Changes in Revenues – 2004 versus 2003

	Acquisitions(1)	Ongoing Operations	Foreign Exchange	Net Change

Advisory Services	$5,714	$3,231	$1,758	$10,703
Strategic Consulting	4,420	2,005	1,954	8,379
Published Research Products	70	(471)	156	(245)
Reimbursable Expenses	208	(113)	84	179
Total	$10,412	$4,652	$3,952	$19,016

(1)          Net of divestiture

Revenues from Advisory Services increased 13.7% to $89.0 million in 2004 from $78.3 million in 2003 and decreased as a percentage of total revenues to 63% from 64%. The increase in revenues was principally due to the acquisition of subsidiaries in Italy, the United Kingdom, and Northern Europe in 2003 and the Middle East in 2004 (which collectively added incremental revenue of $5.7 million, net of the divestiture of the Hungarian subsidiary), $3.2 million of increased revenue from ongoing operations, as well as the impact of foreign currency exchange rates on revenues from ongoing operations in Canada, Europe and the Asia Pacific region of $1.8 million.

Strategic Consulting revenues increased 23.5% to $44.1 million in 2004 from $35.7 million in 2003, and increased as a percentage of total revenues to 31% from 29%. The increase was principally due to the acquisition of subsidiaries in Italy, the United Kingdom, and Northern Europe in 2003 and the Middle East in 2004 (which collectively added incremental revenue of $4.4 million, net of the divestiture of the Hungarian subsidiary), $2.0 million of increased revenue from ongoing operations, as well as the impact of foreign currency exchange rates on revenues from ongoing operations in Canada, Europe and the Asia Pacific region of $2.0 million.

Published Research Products revenues decreased 5.0% to $5.7 million in 2004 from $6.0 million in 2003 and decreased as a percentage of total revenues to 4% from 5%. The decrease in revenues was principally due to lower revenues from ongoing operations in the United States of $0.5 million, partially offset by the impact of foreign currency exchange rates on revenues from ongoing operations in Canada, Europe and the Asia Pacific region of $0.2 million, as well as $0.1 million due to the acquisition of subsidiaries in Italy, the United Kingdom and Northern Europe in 2003 and the Middle East in 2004.

Total Operating Expenses.    Total operating expenses increased 12.4% to $143.1 million in 2004 from $127.3 million in 2003.

The table below gives an analysis of the major changes in operating expenses (in thousands):

Changes in Operating Expenses – 2004 versus 2003

	Acquisitions(1)	Ongoing Operations	Foreign Exchange	Net Change

Cost of Services and Fulfillment	$5,951	$(1,346)	$1,773	$6,378
Selling and Marketing Expenses	4,315	1,314	1,280	6,909
General & Administrative Expenses	1,169	(725)	520	964
Depreciation and Amortization	665	(1,041)	132	(244)
Restructuring Charges	—	113	—	113
Loss on Facilities Leases	—	(999)	—	(999)
Merger Costs	—	2,329	—	2,329
Loss on Sale of Subsidiary	—	416	—	416
Total	$12,100	$61	$3,705	$15,866

(1) Net of divestiture

Cost of Services and Fulfillment.   Cost of services and fulfillment, including reimbursable expenses, increased 9.6% or approximately $6.4 million to $72.9 million in 2004 from $66.5 million in 2003 and decreased as a percentage of total revenues to 52% from 54%. The increase was principally due to incremental costs of $6.0 million associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003 and the Middle East in 2004 (net of the divestiture of the Hungarian subsidiary) and $1.8 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region.  These increases were partially offset by $1.3 million of decreased costs from ongoing operations (which reflects lower bonus costs of $1.3 million).

Selling and Marketing Expenses.   Selling and marketing expenses increased 20.7% or approximately $6.9 million to $40.3 million in 2004 from $33.4 million in 2003 and increased as a percentage of total revenues to 29% from 27%. The increase in selling and marketing expenses was principally due to incremental costs of $4.3 million associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003 and the Middle East in 2004 (net of the divestiture of the Hungarian subsidiary), $1.3 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region and $1.3 million of increased costs from ongoing operations (which reflects $3.0 million of higher costs in foreign operations, partially offset by lower compensation costs of $2.4 million and lower marketing expenses of $1.4 million and higher other expenses of $2.1 million principally due to reversal of bad debt provisions in 2003 in the United States).

General and Administrative Expenses.   General and administrative expenses increased 5.1 % or approximately $1.0 million to $20.7 million in 2004 from $19.7 million in 2003 and decreased as a percentage of total revenue to 15% from 16%. The increase in expenses was due principally to incremental costs of $1.2 million associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003 and the Middle East in 2004 (net of the divestiture of the Hungarian subsidiary), an increase in expenses of $0.5 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region, which was partially offset by $0.7 million of decreased expenses in the ongoing operations ($2.7 million of lower costs in foreign operations, partially offset by $2.0 million of higher compensation and other costs in the United States).

Depreciation and Amortization.   Depreciation and amortization expense decreased 4.0% or approximately  $0.2 million to $4.8 million in 2004 from $5.0 million in 2003. The decrease was principally due to $1.0 million in lower depreciation expense on reduced levels of depreciable fixed assets in the United States, partially offset by $0.7 million of higher depreciation and amortization expense from incremental assets acquired as a result of the acquisitions of subsidiaries in Italy, the United Kingdom and Northern Europe in 2003, and the Middle East in 2004 (net of the divestiture of the Hungarian subsidiary) and $0.1 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region.

Restructuring Charges.   During 2004, the Company recorded restructuring charges totaling $1,755,000.  These charges were associated with workforce reductions, which totaled 32 employees in 2004 (from both domestic and foreign locations).  The reduction represented in excess of 5% of the Company’s total workforce at the time.  These workforce reduction plans were initiated in order to lower costs due to the reduced levels of IT spending by the Company’s customers. With respect to the 2004 workforce reductions, $1,340,000 was unpaid as of December 31, 2004 and is expected to be paid in 2005.

During 2003, the Company recorded $1,642,000 in restructuring charges for severance as a result of a reduction in its workforce of 41 persons (representing 5% of the workforce at the time). During 2003, $0.5 million of the total restructuring charges related to the subsidiary in Italy acquired in 2003.  $1.2 million of the total 2003 restructuring charges was unpaid as of December 31, 2003 and was paid in 2004. These workforce reductions were initiated in order to lower costs in response to the reduced levels of IT spending by the Company’s customers.

Loss on Facilities Leases.   During 2003, the Company recorded losses of $1.0 million on certain of its domestic and German facilities leases. The losses pertain to vacated space in these facilities for which costs will continue to be incurred under the respective contracts for the remaining terms without economic benefit to the Company. The fair value of the losses was computed based on the aggregate remaining lease obligations of the vacant space reduced by estimated sublease rentals that the Company reasonably expects to obtain for the space.

Merger Costs   On December 26, 2004, META Group entered into an Agreement and Plan of Merger with Gartner, Inc. (“Gartner”) whereby META Group agreed to be acquired by Gartner for a purchase price of $10.00 for each outstanding share of META Group stock, as well as the purchase of all outstanding stock options with an exercise price of less than $10.00 per share. META Group has scheduled a special meeting of its shareholders on March 23, 2005 to vote on the proposed offer by Gartner.  It is expected that the sale of META Group will be completed by the early second quarter of 2005.  The Company has recorded $2,329,000 in legal and merger advisory fees as of December 31, 2004. Such costs are not contingent upon the successful closing of the transaction.

Loss on the Sale of Subsidiary. In July 2004, the Company sold its 50.2% interest in META Hungary to the minority shareholders for net proceeds of $37,000, which pertained to forgiveness of a liability to META Hungary's minority shareholders.  The Company recorded a loss on the sale of $416,000.

Impairment Loss on Investments and Advances.  During 2004, the Company determined that, based on estimates of future cash flows and other available market data, one of its investments in and advances to companies in parallel industries was impaired. Accordingly, the Company recorded an impairment loss of $154,000. The Company follows a practice of reviewing its individual investments for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, the Company reviews the business operations of each company in which it has an investment, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. The Company will continue to evaluate its investments for impairment every quarter, and based on its review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment. There were no impairment losses on investments and advances recorded in 2003.  As of December 31, 2004, the balance of the Company’s Investments and Advances was $1.0 million. See “Risk Factors– Our Investments Expose Us to Financial Risks.”

Other Income (Expense), net.   During 2004, the Company recorded net interest and other income of $131,000, as compared to 2003, when the Company recorded net interest and other income of $784,000, consisting of $636,000 of other income, which was primarily the result of gains on the liquidation of investments, and $148,000 of interest income earned on its cash balances, net of interest expense on bank borrowings. See Footnote 5 to the consolidated financial statements.

Provision (Benefit) for Income Taxes.  During 2004, the Company recorded a provision for income taxes of $420,000 versus a provision for income taxes of $173,000 in 2003.  These taxes represent state and foreign tax provisions, net of state tax refunds expected to be received.

Years Ended December 31, 2003 and December 31, 2002

Total Revenues.   Total revenues increased 5.1% to $122.5 million in 2003 from $116.5 million in 2002.

The table below gives an analysis of the major changes in revenues (in thousands):

Changes in Revenues – 2003 versus 2002

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

Strategic Consulting revenues increased 11.6% to $35.7 million in 2003 from $32.0 million in 2002, and increased as a percentage of total revenues to 29% from 27%. The increase was principally due to the impact of foreign currency of $2.1 million, as well as the acquisition of subsidiaries in Italy, the United Kingdom and Northern Europe in 2003 (which collectively added incremental revenue of $1.8 million). These increases were partially offset by a decrease of $0.1 million in the Company’s domestic consulting revenues due to competitive pricing conditions as a result of decreases in and delays of IT spending due to general economic conditions.   The Company currently expects decreases in IT spending and pricing pressure to continue for the foreseeable future.

Published Research Products revenues increased 22% to $6.0 million in 2003 from $4.9 million in 2002 and increased as a percentage of total revenues to 5% from 4%. The increase in revenues was principally due to greater demand for the Company’s Published Research Products in the United States, partially offset by decreased revenues in the Company’s Canadian subsidiary as well as the Company’s international distributors.

Total Operating Expenses.  Total operating expenses increased 4.8% to $127.3 million in 2003 from $121.5 million in 2002.

The table below gives an analysis of the major changes in operating expenses (in thousands):

Changes in Operating Expenses – 2003 versus 2002

	Acquisitions	Ongoing Operations	Foreign Exchange	Net Change

Cost of Services and Fulfillment	$2,779	$(65)	$2,162	$4,876
Selling and Marketing Expenses	586	732	966	2,284
General & Administrative Expenses	1,244	5	1,242	2,491
Depreciation and Amortization	243	(1,765)	230	(1,292)
Restructuring Charges	462	818	—	1,280
Loss on Facilities Leases	—	(1,190)	—	(1,190)
Goodwill Impairment Loss	—	(2,630)	—	(2,630)
Total	$5,314	$(4,095)	$4,600	$5,819

Cost of Services and Fulfillment.  Cost of services and fulfillment, including reimbursable expenses, increased 8.0% or approximately $4.9 million to $66.5 million in 2003 from $61.6 million in 2002 and increased as a percentage of total revenues to 54% from 53%. The increase was principally due to incremental costs of $2.8 million associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003, and $2.2 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region, partially offset by decreased costs in ongoing operations of $0.1 million.

Selling and Marketing Expenses.  Selling and marketing expenses increased 7.4% or approximately $2.3 million to $33.4 million in 2003 from $31.1 million in 2002 and remained level as a percentage of total revenues at 27% for both years. The increase in selling and marketing expenses was due to $1.0 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region and $0.6 million in incremental personnel costs associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003. Selling and marketing expenses from ongoing operations increased $0.7 million due to the following: $1.0 million of increased expenses associated with the marketing and branding campaign launched in 2003, and $1.7 million of increased personnel costs (compensation and related benefits) resulting from an increase in the total number of selling and marketing personnel during the year. These increases were partially offset by the following: 2003 expenses were reduced by reversing $0.6 million of provisions for distributor bad debts and $0.4 million of other accounts receivable provisions, and 2002 expenses included a $1.0 million charge for distributor bad debts.

General and Administrative Expenses.  General and administrative expenses increased 14.5 % or approximately $2.5 million to $19.7 million in 2003 from $17.2 million in 2002 and increased as a percentage of total revenue to 16% from 15%. The increase in expenses was due to $1.2 million from the impact of foreign exchange rates on the costs from ongoing operations in Canada, Europe and the Asia Pacific region and incremental costs of $1.2 million associated with subsidiaries in Italy, the United Kingdom and Northern Europe acquired in 2003.  General and administrative expenses from ongoing operations were basically unchanged from 2002 to 2003.

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

Restructuring Charges.  During 2003, the Company recorded $1.6 million in restructuring charges for severance accruals in the third and fourth quarters as a result of a reduction in its workforce of 41 persons (representing 5% of the workforce at the time). During 2003, $0.5 million of the total restructuring charges related to the subsidiary in Italy acquired in 2003.  $1.2 million of the total 2003 restructuring charges was unpaid as of December 31, 2003 and were paid in 2004. These workforce reductions were initiated in order to lower costs in response to the reduced levels of IT spending by the Company’s customers.

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

Goodwill Impairment Loss.  As of September 30, 2002, the Company completed the second step of the impairment test prescribed by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) and determined that the goodwill associated with the Strategic Consulting and Published Research Products segments was impaired. Accordingly, the Company recorded a goodwill charge of $22.2 million relating to the carrying value of the goodwill of these segments as of January 1, 2002. The impairment charge was recorded as the cumulative effect of a change in accounting principle and recorded retroactive to January 1, 2002. Additionally, during the nine months ended September 30, 2002, the Company recorded a $2.6 million goodwill impairment loss resulting from the Company’s annual goodwill impairment test in accordance with the provisions of SFAS 142. The impaired goodwill related to the Strategic Consulting and the then separate Published Research Products segments and resulted from the acquisition of an additional interest in META Group Germany and contingent consideration earned by Rubin Systems, Inc. and the Verity Group in 2002. The Company conducted an impairment review of its goodwill during 2003, and concluded that there was no impairment to goodwill required to be recorded in 2003.

Impairment Loss on Investments and Advances.  During 2002, the Company determined that, based on estimates of future cash flows and other available market data, several of its investments in and advances to companies in parallel industries were impaired. Accordingly, the Company recorded an impairment loss of $1.1 million. The Company follows a practice of reviewing its individual investments for impairment on a quarterly basis. This review includes the examination of the estimated market value of each specific investment using peer group market comparables of public companies. Additionally, the Company reviews the business operations of each company in which it has an investment, its historical financial results, its projected cash flow, its plans for the future and the likelihood of achieving such plans. Based on such review, a determination is made on a case-by-case basis as to whether an investment is deemed to be permanently impaired and therefore requires an adjustment to the carrying value. The Company will continue to evaluate its investments for impairment every quarter, and based on its review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment. There were no impairment losses on investments and advances recorded in 2003.  See discussion of liquidation gains in “Other (Expense) Income, net below.  As of December 31, 2003, the balance of the Company’s Investments and Advances was $1.1 million. See “Risk Factors– Our Investments Expose Us to Financial Risks.”

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

Liquidity and Capital Resources

The Company funds its operations primarily through cash generated from operations, and, to a lesser extent, from borrowings under its credit facility and from the sale of its common stock. The Company utilized $2.5 million in cash from operations during 2004, and generated cash from operations of $2.7 million in 2003 and $3.6 million in 2002. The decrease in operating cash flow in 2004 versus 2003 was primarily due to increases in accounts receivable and other current assets, decreases in deferred revenues, partially offset by lower net loss and higher non-cash operating charges. The decrease in operating cash flow in 2003 versus 2002 was due to lower accounts receivable collections in 2003, a reduction in net working capital and a reduction in non-cash operating charges.

The Company used $0.7 million, $1.0 million and $1.1 million of cash in 2004, 2003 and 2002, respectively, for the purchase of fixed assets. The purchases were principally made to support the Company’s computer equipment, software and network infrastructure. The Company currently expects to make additional purchases in 2005 and currently expects that such expenditures will remain approximately the same when compared to 2004 levels. As of December 31, 2004, the Company had no material commitments for capital expenditures; however, the Company anticipates that it will continue to upgrade its internal systems to support its business, including in particular its international subsidiaries.

During 2004, the Company used $0.8 million (net of cash acquired) to fund the acquisition of 100% of META Group Middle East. This acquisition is described in greater detail above in “Recent Business Developments – Acquisitions”.  In connection with the sale of the Company’s Hungarian subsidiary, there was a net cash outflow which corresponded to Hungary’s cash balance at date of sale of $733,000.

During 2003, the Company used $2.9 million of cash (net of cash acquired) to fund the acquisitions of 100% of META Group Italy, META Group UK and META Group Northern Europe. There is no contingent consideration related to these acquisitions. These acquisitions are described in greater detail above in “Recent Business Developments – Acquisitions”.

During 2002, the Company expended $1.5 million of cash (net of cash acquired) to fund acquisitions and settle contingent payouts. The specifics of the acquisitions and payouts are as follows:

Acquisition of Assets of Rubin Systems, Inc. (“RSI”)

In October 2000, the Company completed the acquisition of substantially all the assets of RSI, a provider of IT trend-tracking, finance analysis and software engineering measurement consulting, for an initial payment of $750,000 in cash, $375,000 in common stock (36,874 shares) and the assumption of certain liabilities. During 2001, the Company paid $1 million in cash and issued $250,000 in common stock (57,084 shares) as contingent consideration to RSI as a result of the achievement of certain financial targets. During 2002, the Company paid $569,000 in cash and $369,000 in the form of 202,499 shares of the Company’s common stock as additional contingent consideration in connection with the achievement of certain financial targets by RSI and $500,000 in additional consideration in connection with the fair value of options to purchase the Company’s common stock granted to Dr. Howard Rubin.  In August 2004, the Company and Dr. Rubin entered into an Amended and Restated Employment, Compensation and Release Agreement (the “Restated Agreement”).  The term of the Restated Agreement is through December 31, 2008, but is subject to earlier termination.  The Restated Agreement supersedes the above-referenced earnout provisions, and provides, effective as of January 1, 2004, for the following earnout arrangements:

•         Dr. Rubin’s earnout potential for the term of the Restated Agreement is $2,300,000, split into equal $460,000 annual increments for the years 2004 through 2008.  Of the $460,000, Dr. Rubin can earn up to $230,000 per year based on Company performance or other criteria established by the Company’s Compensation Committee, and he can earn up to another $230,000 based on a percentage of the Company’s WWB benchmark, WWB publication and WWB guru consulting revenue (“WWB Revenue”).  The amount earned is a percentage of the WWB Revenue is equal to ten percent, eight percent, seven percent, five percent and four percent in each of fiscal years 2004, 2005, 2006, 2007 and 2008, respectively, capped at $230,000 per year.  No carryover is permitted.

•         Dr. Rubin is not eligible for any earnout payments for a given fiscal year if his retainer consulting revenue for the year is less than $1 million.

RSI is wholly owned by Dr. Howard Rubin, an employee of the Company. The Company filed a registration statement which became effective in 2004 to register the shares issued to RSI.

Acquisition of META Group Germany

During 2002, the Company acquired the remaining 47% of META Group Germany (including the shares held by the stockholders of Stratis Kft.) in exchange for $590,000 in cash, $412,000 in the form of 267,285 options to purchase the Company’s common stock, and approximately $924,000 in notes payable to certain of the former META Group Germany shareholders, payable from January 2003 through January 2006.

META Group Germany Acquisition of Stratis Kft.

Effective January 1, 2002, META Group Germany acquired a majority interest in the Company’s distributor in Hungary, Stratis Kft., for approximately $327,000 paid in META Group Germany’s stock. Effective July 2004, the Company sold its interest in Stratis Kft.

Acquisition of Assets of The Verity Group

In March 2002, the Company paid $400,000 of contingent consideration to The Verity Group (“Verity”), an IT consulting company, as additional contingent consideration earned during the year ended December 31, 2001. The Company acquired certain assets of Verity in 1997 for an initial payment of $1,000 in cash and contingent consideration of up to $1.1 million in the event certain financial targets were met in each of the four years in the period ended December 31, 2001. The aggregate consideration paid by the Company amounted to approximately $1 million. There are no future payments remaining under the earnout.

Exclusive of its acquisitions, the Company had previously made investments in and advances to several companies in parallel or synergistic industries, however, the Company did not make any such investments or advances during 2004, 2003 and 2002. In 2003 and 2002, the Company liquidated certain investments and received cash proceeds of $0.9 million and $2.3 million, respectively, and recognized gains of $0.6 million and $0, respectively.

The balance of the Company’s investments and advances was $1.0 million, $1.1 million and $4.0 million at December 31, 2004, 2003 and 2002, respectively. Each investment is accounted for under the cost method. See “Risk Factors— Our Investments Expose Us to Financial Risks.”

During 2004, the Company received $2.2 million of cash from financing activities primarily from the proceeds of $3.0 million due to employees’ stock option exercises and employee stock purchase plan, partially offset by capital lease payments of $0.4 million and repayment of notes payable of $0.4 million. During 2003, the Company used $11.9 million of cash in financing activities primarily as a result of repayments of $7.2 million of borrowings outstanding under the Company’s credit facilities, and the establishment of a $6.0 million restricted cash account as required by the Company’s credit facility discussed below.  The repayments were partially offset by $1 million in bank borrowings and $633,000 in proceeds from the Company’s stock option and stock purchase plans, and sale of treasury stock. During 2002, the Company used $4.2 million of cash in financing activities primarily as a result of repayments of borrowings outstanding under the Company’s credit facilities. The repayments were partially offset by $425,000 in proceeds from a private placement of common stock and $158,000 in proceeds from the Company’s stock option and stock purchase plans.

In September 2002, five trusts affiliated with the Company’s former President and Chief Executive Officer, Alfred J. Amoroso, purchased 125,000 shares of the Company’s common stock. Additionally, two members of the Company’s Board of Directors, Michael Simmons and Gayl W. Doster, purchased 20,000 and 10,000 shares of the Company’s common stock, respectively. All of the shares were purchased from META Group Germany at a purchase price of $2.74. Total proceeds to META Group Germany were approximately $425,000.

In March 2003, the Company executed a new $6 million revolving credit agreement (the “Amended Facility”). Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR, as determined by the bank, plus 1.5%, or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Amended Facility is fully collateralized by a $6 million cash deposit reflected as restricted cash as of December 31, 2004 and December 31, 2003. The Amended Facility contains no financial covenants, and matured in November 2004. The Company executed a five-month extension of its Amended Facility effective as of November 4, 2004, which will extend the maturity date to April 4, 2005. The Company reclassified its restricted cash deposit to current assets in connection with the short term facility extension.  As of December 31, 2004 and December 31, 2003, there was $1,533,000 and $836,000, respectively, used under the Amended Facility in the form of standby letters of credit issued on behalf of one of the Company’s independent sales representative organizations and as collateral for a portion of the Company’s U.S. premises leases and equipment leases. There were no borrowings outstanding as of December 31, 2004 and December 31, 2003.

During the year 2004, the Company paid $386,000 in satisfaction of the terms of notes payable held by certain former shareholders of META Group Germany. The notes were acquired when the Company acquired the remaining interest in META Group Germany in September 2002.  As of December 31, 2004, $1,195,000 remains payable under the notes, which are payable through November 2008.

As of December 31, 2004 the Company had outstanding a corporate guarantee in the amount of €62,000 (approximately $85,000) guaranteeing lease payments to the landlord of one of the Company’s former independent sales representative organizations. In January 2002, the landlord called the guarantee. The claim is currently being negotiated with the landlord. The Company is currently uncertain as to when this issue will be resolved.

As of December 31, 2004, the Company had cash of $6.9 million, restricted cash of $6 million and negative working capital of $16.7 million. Working capital increased by $5.1 million in 2004 primarily due to the reclassification of the restricted cash collateral account, increases in accounts receivable and other current assets,  partially offset by increases in accrued compensation and other accrued liabilities.  The Company generated a net loss of $2.2 million for 2004, and a net loss of $4.3 million for 2003. To return to profitability, the Company will need to, among other things, achieve revenue growth and/or maintain expenses below revenue levels. The Company cannot be certain whether, or when, any of these will occur. If the Company fails to either achieve sufficient revenue growth or maintain expenses below revenue levels, any such failure will likely result in continued losses that would have a material adverse effect on the Company’s financial results and condition. See “Risk Factors – If We are Unable to Return to Profitability it Could Impact Our Ability to Continue Our Operations.”

The Company currently believes existing cash balances and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for the next 12 months. The Company also believes that is has sufficient funds to maintain current operations and to complete its current projects and plans.  The Company intends to continue its efforts to monitor its accounts receivable collections and manage expenses. However, the Company also currently believes that if decreases in and delays of IT spending continue, that together with competitive pricing pressure on the Company’s products and services, it will continue to negatively impact the Company’s business. See “Risk Factors – Decreases and Delays in IT Spending Could Lead to Further Decreases in Our Revenues and Increase Our Net Losses.”

The following table summarizes the Company’s contractual obligations and other commitments as of December 31, 2004 and the effect such obligations are currently expected to have on its liquidity and cash flow in future periods (in thousands):

	Twelve Months Ending December 31,
	2005	2006	2007	2008	2009	Thereafter

Operating leases	$6,436	$5,566	$5,577	$2,515	$1,439	$1,860
Capital leases	431	222	—	—	—	—
Merger fees *	3,649	—	—	—	—	—
Notes payable	487	297	201	210	—	—
	$11,003	$6,085	$5,778	$2,725	$1,439	$1,860

*              Includes $1,811 of fees which will be paid only if the merger occurs.

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

•                  Accounts Receivable Reserves – We generally evaluate our accounts receivable on a monthly basis. As part of our analysis, we examine our collections history, the age of the receivables in question, any specific customer collection issues that we have identified, and general market conditions. At December 31, 2004 and 2003, our total accounts receivable balances were $41.0 million and $38.9 million, respectively. Based upon our analysis of estimated recoveries and collections associated with the receivables balances, we have $1.1 million and $1.0 million of accounts receivable reserves at December 31, 2004 and 2003, respectively.  The determination of the amount of accounts receivable reserves is subject to significant levels of judgment and estimation by our management.  If circumstances change or economic conditions deteriorate, we may need to increase the reserve.

•                  Deferred Tax Valuation Allowance– During 2002, we recorded a full valuation allowance against our deferred tax assets as a result of our losses over our recent history. We considered future taxable income versus the cumulative losses incurred during the previous three years and determined that, in light of the cumulative losses over our recent history, we could not support a conclusion that realization of the existing deferred tax assets was more likely than not. During  2004 and 2003, there was no substantive change in the above circumstances. Should we determine that we would be able to realize our deferred tax assets in the future, an adjustment will be made to the valuation allowance.

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

As of September 30, 2002 we completed the annual impairment test for 2002 in accordance with the provisions of SFAS 142.  As a result of this test, it was determined that the goodwill associated with the Strategic Consulting and then separate Published Research Products segments was impaired.  Accordingly, 2002 additions of $2.6 million to these segments resulting from the acquisition of an additional interest in META Group Germany, and contingent consideration earned by Rubin Systems, Inc.  and the Verity Group were recorded as an impairment loss.

As of September 30, 2004 and 2003 we completed the annual impairment tests for 2004 and 2003, respectively, in accordance with the provisions of SFAS 142.  There were no impairments of goodwill noted as a result of these tests.

As of December 31, 2004, we have on our consolidated balance sheet goodwill of $15.5 million associated with the Advisory Services segment and $1.2 million associated with the Strategic consulting segment.  We test this goodwill annually, or more frequently if certain indicators arise.

Impact of Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  This Statement is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB Opinion no. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance.  SFAS 123R requires expensing the fair value of stock options granted to employees.  These costs were previously permitted to be disclosed on a pro-forma basis only in the footnotes to the financial statements.  The effective date for implementing the provisions of SFAS 123R is for all interim or annual reporting periods that begin after June 15, 2005.  The Company will adopt SFAS 123R on July 1, 2005, and depending upon future stock option grants, it may have a material impact on its financial statements.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity.  It requires that those instruments be classified as liabilities on a company’s balance sheets.  The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003.  The Company adopted SFAS 150 on July 1, 2003, with no impact on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (as amended by FASB Interpretation No. 46R), “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Company currently does not have any interest in any unconsolidated entity for which variable interest entity accounting is required and therefore FIN 46 did not impact the Company’s consolidated financial statements.

Risk Factors

Our business and results of operations are likely to be affected by our announced Merger with Gartner.

On December 26, 2004, we entered into a merger agreement with Gartner.  The announcement of the Merger could have an adverse effect on our revenue in the near term if customers delay, defer or cancel purchases pending consummation of the planned Merger.  While we are attempting to mitigate this risk through communications with our customers, current and prospective customers could be reluctant to purchase our products and services due to potential uncertainty about the direction of the combined company’s product offerings and its support and service of existing products.  To the extent that our announcement of the Merger creates uncertainty among customers such that one large customer, or a significant group of small customers, delays purchase decisions pending consummation of the planned Merger, our results of operations and ability to operate profitably could be negatively affected.  Decreased revenue and a failure to be profitable could have a variety of adverse effects, including negative consequences to our relationships with customers, suppliers, resellers and others.  In addition, our quarterly operating results could be substantially below the expectations of market analysts, which could cause a decline in our stock price.  Finally, activities relating to the Merger and related uncertainties could divert our management’s and our employees’ attention from our day-to-day business, cause disruptions among our relationships with customers and business partners, and cause employees to seek alternative employment, all of which could detract from our ability to grow revenue and minimize costs.

If the conditions to the proposed Merger with Gartner set forth in the merger agreement are not met, the Merger with Gartner may not occur.

Several conditions must be satisfied to complete the proposed Merger with Gartner.  These conditions are set forth in detail in the merger agreement, which was filed with the Securities and Exchange Commission on December 29, 2004.  We cannot assure you that each of the conditions will be satisfied.  If the conditions are not satisfied or waived, the proposed Merger will not occur or will be delayed, and META Group may lose some or all of the benefits of the proposed Merger.  For example, if either META Group’s or Gartner’s representations and warranties are not true and correct and, with some exceptions, the failure to be true and correct has a material adverse effect at the closing, the other party may not be required to close.

Failure to complete the proposed Merger with Gartner would negatively impact META’s future business and operations.

If the planned Merger with Gartner were not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•                  We would not realize the benefits we expect from becoming a part of a combined company with Gartner, including the potentially enhanced financial and competitive position;

•                  Activities relating to the Merger and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the Merger does not occur;

•                  The market price of our common stock could decline following an announcement that the Merger has been abandoned, to the extent that the current market price reflects a market assumption that the Merger will be completed;

•                  We would remain liable for our costs related to the Merger, such as legal fees and a portion of the investment banking fees;

•                  We may not be able to continue our present level of operations and therefore would have to scale back our present level of business and consider additional reductions in force; and

•                  We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

In connection with the proposed Merger, we have filed a proxy statement with the SEC.  The proxy statement has been mailed to all holders of our stock and contains important information about us, Gartner and the proposed Merger, risks relating to the Merger and the combined company, and related matters.  We urge all of our stockholders to read the proxy statement.

If We are Unable to Return to Profitability it Could Impact Our Ability to Continue Our Operations

We experienced a net loss of $2.2 million for 2004 and $4.3 million for 2003.  To return to profitability, we will need to, among other things, achieve revenue growth and/or maintain operating expenses below revenue levels.  If we fail to either achieve revenue growth and/or maintain operating expenses below revenue levels, such a failure will likely result in continued operating and/or net losses.  Operating and net losses over sustained periods of time could impact our ability to continue our operations.

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

We Depend on Renewals of Subscription-Based Services, And Our Failure to Renew at Historical Rates Could Lead to Further Decreases in Our Revenues and Increase Our Net Losses

We derived approximately 63% and 64% of our total revenues during 2004 and 2003, respectively, from subscriptions to our Advisory Services.  Advisory Service subscriptions typically have a one year term.  We may not be successful in renewing the subscriptions of our customers at historical renewal rates.  Our ability to renew subscriptions is subject to a number of risks, including the following:

•                                          We may be unsuccessful in delivering consistent, high-quality, and timely analysis and advice to our clients

•                                          We may not be able to hire or retain highly talented analysts in a very competitive job market

•                                          We may be unsuccessful in understanding and anticipating market trends and the changing needs of our clients

•                                          We may not be able to deliver products and services of the quality and timeliness necessary to withstand competition

•                                          Our clients may continue to shift their demands to more consultative, solution-oriented products and services that take into account the client’s unique environment

•                                          If we are unable to successfully maintain our subscription renewal rates, our annual revenue may decrease.

We Depend on Non-Recurring Strategic Consulting Engagements, And Our Failure to Secure New Engagements Could Lead to Further Decreases in Our Revenues and Increase Our Net Losses

We derived approximately 31% and 29% of our total revenues during the years 2004 and 2003 from Strategic Consulting engagements.  Strategic Consulting engagements vary in number, size and scope, and typically are project-based and non-recurring.  Our ability to replace completed Strategic Consulting engagements with new engagements is subject to a number of risks, including the following:

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

Our International Operations Expose Us to a Variety of Risks Which Could Negatively Impact Our Future Revenue Growth and Profitability

Net revenues attributable to international clients represented approximately 32% and 24% of our total Advisory Services revenues for 2004 and 2003, respectively.  We sell our products and services internationally through a network of foreign subsidiaries and independent sales representative organizations.  We assume significantly greater risks by selling through independent sales representative organizations than through a direct employee sales force or foreign subsidiaries.  These risks include:

•              Failure by us to find distributors for our products and services

•              The financial health of each foreign subsidiary and individual sales representative organization

•              The ability of individual sales representative organizations to repay their liabilities to us

•              Developing and managing relationships with sales representative organizations   and their employees

•                                          Failure by us to replace sales representative agreements on terms beneficial to us or on a timely basis and clients’ potential unwillingness to continue to do business with us or our new distributor in the event that any existing agreements with independent sales representative organizations are terminated

•              Integration of acquired international operations into our existing operations

•              Greater difficulty in maintaining direct client contact

•              Greater accounts receivable collection risk (to the extent we rely on the sales representative organization to invoice and collect receivables)

•              Longer accounts receivable collection cycles.

In addition, our general risks of international operations include:

•                                          Political, social, legal and economic conditions in various jurisdictions.  Specifically, some countries in which we operate may experience political or social turmoil and adverse economic conditions and have adopted significant, and sometimes restrictive, political and legal policies, measures and regulatory requirements affecting commerce.  These events and laws could, among other things, affect a country’s currency controls, cause fluctuations in foreign currency exchange rates or result in financial difficulties for our international clients.  These effects could, in turn, increase the costs of our products and services or cause some of our international clients to reduce their purchases of our products and services.  In addition, effective intellectual property protection may not be available in all jurisdictions in which we offer or intend to offer our products and services

•              Tariffs and other trade barriers

•              Potentially adverse tax consequences.

We expect that international operations will continue to account for a significant portion of our revenues and we intend to continue to expand our international operations.  Expansion into new geographic territories may require considerable management and financial resources, as was the case during the three years ended December 31, 2004, and may negatively impact our results of operations.  If we are unable to successfully manage the risks associated with international operations, such an inability could reduce our total revenues and profitability.

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

Our Investments Expose Us to Financial Risks Which Could Result in Additional Impairment Losses

In an effort to develop new products and services, from April 1996 to December 2000, we made investments in and advances to companies in parallel or synergistic industries totaling approximately $21.5 million.  Such investments and advances are highly risky and illiquid.  During 2004 and 2002, we determined that, based on reviews of the business climate of each company in which we had an investment, that company’s historical financial results, projected cash flow, plans for the future and likelihood of achieving such plans and other available market data, several of our investments in these companies were impaired.  Accordingly, we recorded $154 thousand and $1.1 million of impairment losses, respectively, on these investments.  There can be no assurance that such investments will result in new product or service offerings for us or otherwise be successful.  Many factors outside our control, including general economic conditions, could impair the value of our investments requiring us to record further, substantial losses related to such investments.  Moreover, these investments may disrupt our ongoing business and distract management.  Furthermore, there can be no assurance that we will be able to liquidate our investments when needed or desirable.  If we are unable to manage our remaining investments, we may not be able to obtain any developments in new products and services we wanted to obtain and we may be required to record further impairment losses.

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

Our Stock Price is Volatile Which Could Result In Investors Losing Some Or All Of Their Investment

The market price of our common stock has been volatile.  During 2002, as reported on the NASDAQ National Market, the market price of our common stock reached a low of $1.20 and a high of $3.41.  In 2003, the market price of our common stock reached a low of $2.05 and a high of $6.34.  In 2004, the market price of our common stock reached a low of $3.01 and a high of $9.89.  The market price of our common stock could be subject to wide fluctuations in response to:

•              Our perceived prospects, including anticipated revenue growth

•              Variations in our operating results and our achievement of key business targets

•              Our ability to maintain operating expenses below revenue levels

•              Changes in securities analysts’ recommendations or earnings estimates

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

•                                          Our ability to complete the proposed Merger with Gartner.

In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation.  If we were sued in a securities class action, it would result in substantial costs as well as a diversion of our management’s attention and resources, and it would likely cause the market price of our common stock to fall.

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

ITEM 7A.                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In 2004, the Company’s exposure to market risk for changes in interest rates related primarily to borrowings under its $6 million credit facility.  In March 2003, the Company executed a new $6 million credit agreement with its bank (the “Amended Facility”).  The Company borrowed and repaid $9 million under this facility during 2004, and has no borrowing outstanding under this facility as of December 31, 2004.  Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR (as determined by the bank) plus 1.5% or the higher of (a) the Prime Rate or (b) the Federal Funds Rate plus 0.5%.  The Amended Facility contains no financial covenants, and matured in November 2004.  The Company executed a five-month extension of its Amended Facility effective as of November 4, 2004, which will extend the maturity date to April 4, 2005.  The Company believes that an increase or a decrease of ten percent in the effective interest rate on available borrowings on its facility, if fully utilized, would not have a material effect on future results of operations.

Investment Risk

The Company is exposed to market risk as it relates to changes in the market value of its investments.  The Company made investments in and advances to companies in parallel or synergistic industries to that of the Company’s.  During 2004 and 2002, the Company recorded $154 thousand and $1.1 million, respectively, in impairment losses on its investments and advances.  During 2003, the Company did not record any impairment loss on its investments and advances.  As of December 31, 2004, the Company had investments and advances totaling $1.0 million.  Adverse changes in market conditions and poor operating results of the underlying investments may result in the Company incurring additional losses or an inability to recover the remaining value of its investments and advances.

Foreign Currency Exchange Risk

The Company is exposed to market risk as it relates to foreign currency exchange rates.  Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against foreign currencies.  Changes in foreign currency exchange rates may therefore negatively affect the Company’s consolidated revenues and expenses, and net investment in foreign subsidiaries.  Currency transaction gains or losses arising from transactions in currencies other than the functional currency of the Company’s foreign subsidiaries are included in the results of operations.  Such gains and losses were not material to the Company’s consolidated results of operations during 2004 and 2003.  The Company believes that an increase or a decrease of ten percent in foreign currency exchange rates would not have a material effect on future results of operations.  The Company has not entered into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial statement schedule listed under Item 15 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K are filed as a part of this Item 8.  Supplementary financial information may be found in Note 13 to the consolidated financial statements.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Operating Officer along with its Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act).  Based upon their evaluation of these disclosure controls and procedures, the Company’s President and Chief Operating Officer along with the Vice President and Chief Financial Officer concluded, as of the end of the period covered by the report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the SEC rules thereunder.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.                            Directors and Executive Officers of the Registrant.

There are no family relationships among any of the directors or executive officers of the Company.

Directors

The names of our directors, their ages, and certain other information about them as of March 21, 2005 are set forth below:

Name	Age	Director Since
Dale Kutnick	55	1989
Gayl W. Doster	67	2000
Harry S. Gruner	45	1994
Francis J. Saldutti	57	1990
Michael Simmons	66	1994

Messrs. Doster, Saldutti and Simmons comprise the Audit Committee of the Board.  Messrs. Gruner and Simmons comprise the Compensation Committee of the Board.  Messrs. Saldutti and Simmons comprise the Nominating Committee of the Board.

Dale Kutnick, a co-founder of the Corporation, has served as a director of the Corporation since its inception in January 1989, and as Chairman of the Board of Directors of the Corporation since May 1998.  Mr. Kutnick served as Chief Executive Officer from January 1989 to July 2002, and as Acting President of the Corporation from April to July 2002.  In addition, Mr. Kutnick served as Research Director from the inception of the Corporation in January 1989 to June 1998 and served as Co-Research Director from July 1998 to January 2003.  Prior to co-founding META Group, Mr. Kutnick was Executive Vice President of Research at Gartner, Inc. and an Executive Vice President at Gartner Securities.  Prior to his experience at Gartner, Inc., he served as an Executive Director, Research Director and Principal at Yankee Group and as a Principal at Battery Ventures, a venture capital firm.  Mr. Kutnick is a graduate of Yale University.  Mr. Kutnick serves on the Board of Directors of First Albany Companies, Inc., the holding company of First Albany Corporation.

Gayl W. Doster has served as a Director of the Corporation since April 2000.  Mr. Doster is a CPA and was the President and Chief Operating Officer of Sigma Micro Corporation, a computer software company from January 1997 until his retirement in December 2002. Previously, Mr. Doster served as Professor of Community Pharmacy Management, College of

Pharmacy, University of Rhode Island from October 1995 to January 1997. Mr. Doster received a BS in Accounting from the Indiana University Kelley School of Business and earned his CPA in 1965 while working at Ernst & Young.

Harry S. Gruner has served as a Director of the Corporation since July 1994. Mr. Gruner has been a general partner of JMI Partners, L.P., the general partner of JMI Equity Fund, L.P., and an affiliate of JMI Associates, a venture capital firm, since 1992. From 1986 until joining JMI Equity Fund, L.P., Mr. Gruner was at Alex Brown & Sons Incorporated, an investment banking firm.

Francis J. Saldutti has served as a Director of the Corporation since November 1990. Mr. Saldutti has been a general partner of Ardent Research Partners, L.P., a technology focused money management partnership, since April 1992 and was a senior technology analyst at Amerindo Investment Advisors, an investment firm, from October 1989 through February 1995. Prior to October 1989, Mr. Saldutti was Senior Vice President and Director of Research for Gartner Securities, Director of Technology Research for LF Rothschild, Unterberg, Towbin, an investment banking firm, and senior technology analyst for Merrill Lynch Asset Management’s Science/Technology Fund.

Michael Simmons has served as a Director of the Corporation since September 1994. Mr. Simmons serves as Principal and President of M.S. Associates, a technology management and operations consulting firm founded by him in October 1993. Mr. Simmons also served as the Chief Administrative Officer of Security Capital Group, a real estate investment firm, from June 1995 to March 1997. In 1993 and 1994, Mr. Simmons worked as an independent management consultant, and from 1990 through 1993, Mr. Simmons was an Executive Vice President at the Bank of Boston.

Executive Officers of the Company

The names of our executive officers, their ages and certain other information about them as of March 21, 2005 are set forth below:

Name	Age	Position
CD Hobbs	61	President, Chief Operating Officer
John Riley	46	Vice President, Chief Financial Officer, Treasurer and Secretary

Executive officers serve at the discretion of the Board of Directors.

CD Hobbs has served as President and Chief Operating Officer since October 2004.  Mr. Hobbs joined META Group in 1996 to launch Energy Information Strategies and later ran all vertical industry and executive services.  He was an officer of META during that tenure, departing in 2000 to serve as Chairman and CEO of the San Francisco based global software company SPL WorldGroup, Inc.  Mr. Hobbs rejoined META in 2003 and worked in Executive Directions.

John W. Riley has served as Vice President, Chief Financial Officer, Treasurer and Secretary since February 2004. Previously, Mr. Riley held the position of Vice President and Controller from February 2003 to January 2004. Prior to joining the Corporation he served as Vice President of Finance for Covance Central Laboratory Services, Inc. from August 1999 to April 2002; as Director of Finance and Treasurer for Novo Nordisk of North America, Inc. from February 1996 to July 1999; and as Controller for Novo Nordisk Pharmaceuticals Inc. from August 1992 to January 1996. He earned his CPA while working at Price Waterhouse. Mr. Riley received a Bachelors in Business Administration (Accounting) from the University of Notre Dame.

Stockholder Proposals

META will hold a 2005 annual meeting of stockholders only if its proposed acquisition by Gartner, Inc. announced on December 27, 2004 is not completed.

META has not made any material changes to the procedures by which security holders can recommend proposals to the META Board of Directors.

Code of Ethics

The Company has adopted the Code of Ethics for Financial Managers which applies to the Chief Executive Officer and the Chief Financial Officer, who are the principal accounting officers (collectively, the “Finance Managers”). This Code of Ethics is included as an exhibit to this Form 10-K. If any substantive amendments are made to the Code of Ethics or the Board of Directors grants any waiver, including any implicit waiver, from a provision of the code to any of the directors or officers of the Company, The Company will disclose the nature of such amendment or waiver in a report on Form 8-K.

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are Gayl Doster, Francis Saldutti and Michael Simmons.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that Mr. Doster is the Company’s Audit Committee Financial Expert, as defined in applicable SEC rules. Mr. Doster is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and holders of more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership of such securities with the Securities and Exchange Commission. Officers, directors and greater then ten percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based on a review of the copies of Forms 3, 4 and 5 furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and ten percent holders were complied within a timely manner during fiscal year 2004.

Item 11.                            Executive Compensation.

The following table presents compensation paid by the Company for services rendered during fiscal years ended December 31, 2004, 2003 and 2002 for (i) all persons serving as the Company’s Chief Executive Officer during the year ended December 31, 2004, (ii) the most highly compensated executive officers (other than the Chief Executive Officer) serving at the end of the last fiscal year whose salary plus bonus exceeded $100,000 in fiscal 2004 and (iii) two former executive officers who would have been included in the category described in subsection (ii) had they still been executive officers of the Company at the end of fiscal 2004 (the group of individuals is collectively referred to hereinafter as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE (1)

					Long-Term Compensation/Awards
		Annual Compensation			Restricted	Securities
				Other Annual	Stock	Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation	Awards ($)	Options	Compensation
				($)		(# of shares)	($) (2)

CD Hobbs (3) (4) (5)	2004	$214,786	$21,571	$85,658	$235,000	2,500	—
President and Chief	2003	$47,505	—	—	—	20,000	—
Operating Officer	2002	—	—	—	—	—	—

Herbert L. VanHook (6)	2004	$212,064	$38,000	—	—	25,000	$96,154
Former Chief Operating	2003	$225,000	$29,000	—	—	—	—
Officer	2002	$202,269	$68,584	—	—	26,000	—

Alfred J. Amoroso (7)	2004	$278,383	$233,333	—	—	—	$107,692
Former Vice Chairman	2003	$403,981	$233,333	—	—	125,000	—
of the Board of Directors,	2002	$246,776	$166,668	—	—	500,000	—
President and Chief Executive Officer

John Riley	2004	$188,993	$18,000	—	—	10,000	—
Vice President	2003	$165,175	—	—	—	3,600	—
Chief Financial Officer,	2002	—	—	—	—	—	—
Secretary and Treasurer

John Daut (8)	2004	$245,940	$7,000	—	—	15,000	—
Senior Vice President,	2003	$89,914	—	—	—	25,000	—
Global Sales	2002	—	—	—	—	—	—

Howard A. Rubin	2004	$240,000	$26,955	—	—	—	—
META Fellow	2003	$240,000	$26,955	—	—	—	—
	2002	$240,000	—	—	—	—	$3,370

David H. Yockelson	2004	$210,419	$45,289	—	—	—	—
Senior Vice President and	2003	$220,000	$24,500	—	—	—	—
Research Lead	2002	$205,135	$11,500	—	—	27,375	—

(1)                                  The compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive Officers which are available generally to all salaried employees of the Corporation and certain perquisites and other personal benefits, securities or property received by the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of any such officer’s aggregate salary and bonus disclosed in this table.

(2)                                  Consists of severance payments for Mr. Amoroso and Mr. VanHook.  Mr. Rubin’s other compensation consists of premiums for term life insurance paid by the Company for Mr. Rubin’s benefit.

(3)           Mr. Hobbs was appointed President and Chief Operating Officer on October 18, 2004.

(4)           Mr. Hobbs' Annual Other Compensation consists of a tax gross-up paid on the 50,000 share stock award.

(5)           Mr. Hobbs received a stock grant of 50,000 META Group shares at a fair market value of $4.70 per share.

(6)           Mr. VanHook left the Company in October 2004.

(7)           Mr. Amoroso left the Company in June 2004.

(8)           Mr. Daut left the Company in February 2005.

Option Grants in 2004

The Company’s 2004 Stock Plan and Second Amended and Restated 1995 Stock Plan provide for the grant of options to executive officers of the Company.  Options granted to Named Executive Officers under the Plans were incentive stock options to the extent allowable under Section 422 of the Internal Revenue Code and were otherwise nonstatutory stock options. The options were granted at a price equal to the fair market value of the Company’s common stock on the date of grant. Such options typically expire ten years from the date of grant. The following table presents stock option grants made during 2004 to the Named Executive Officers.

Individual Grants
		% of Total			Potential Realizable
	Number of	Options			Value at Assumed
	Securities	Granted to			Annual Rates of
	Underlying	Employees			Stock Price Appreciation
	Options	in Fiscal	Exercise	Expiration	for Option Term(1)
Name	Granted (2)	Year	Price	Date	5%($)	10%($ )
($/Share)

CD Hobbs	2,500	0.38%	$5.20	5/07/14	$8,176	$20,719
Herbert L. VanHook	25,000	3.75%	$5.36	02/23/14	$84,272	$213,561
Alfred J. Amoroso	—	—	—	—	—	—
John Riley	10,000	1.50%	$5.20	05/07/14	$32,703	$82,875
John Daut	15,000	2.25%	$5.20	05/07/14	$49,054	$124,312
Howard A. Rubin	—	—	—	—	—	—
David H. Yockelson	—	—	—	—	—	—

(1)                                  Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the market value of the Common Stock over the term of the options.  These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Corporation’s estimate of future stock price growth.  Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercises and the future performance of the Common Stock.  There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

(2)                                  Time vesting options that vest one-fourth each year on the anniversary date of grant.

Aggregated Option Exercises in 2004 and December 31, 2004 Option Values

The following table presents information on stock options exercised during 2004 and the value of all stock options held on December 31, 2004 by the Named Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Shares Underlying Unexercised Options at Year-End Exercisable/Unexercisable	Value of Unexercised In-the Money Options at Year-End ($)(2) Exercisable/Unexercisable
CD Hobbs	—	—	5,000 / 17,500	$23,200 / $81,075
Herbert L. VanHook	16,500	$60,575	19,860 / —	$53,918 / —
Alfred J. Amoroso	375,000	$1,951,636	—/—	—/—
John Riley	—	—	900 / 12,700	$5,211 /$61,533
John Daut	—	—	6,250 / 33,750	$36,938 / $179,663
Howard A. Rubin	—	—	71,000 / 29,000	$16,117 / $6,583
David H. Yockelson	—	—	23,250 / 16,030	$0 / $16,030

(1)          Value is based on the difference between the option exercise price and the fair market value at the date of exercise, multiplied by the number of shares underlying the options.

(2)          Value is based on the difference between the option exercise price and the fair market value at December 31, 2004, the fiscal year-end ($9.79 per share), multiplied by the number of shares underlying the options.

Director Compensation

In 2004, the non-employee members of the Board of Directors were compensated as follows: (i) an annual retainer of $12,000; (ii) an annual retainer of $15,000 for the Chairman of the Audit Committee (in addition to the retainer paid pursuant to (i) above); (iii) an annual retainer of $10,000 for Audit Committee members other than the Chairman of the Committee (in addition to the retainer paid pursuant to (i) above); (iv) a stipend of $1,000 per in-person Board meeting; (v) a stipend of $500 per in-person Compensation Committee meeting; (vi) a stipend of $500 per in-person Nominating Committee meeting; and (vii) a stipend of $350 for each telephonic board meeting (beyond five in a given quarter), where such meeting lasts longer than

75 minutes. No payments were made pursuant to (vii) above. In addition to the foregoing, Mr. Kutnick was paid $30,500 in fees and expenses by the Corporation for speaking at various IT programs sponsored by the Corporation.

Additionally, in November 2004, the Board of Directors approved special compensation arrangements for certain members of the Board: Mr. Doster will be paid a one-time stipend of $15,000 for his service as the Board representative to the Operations Committee, and each of Messrs. Doster, Saldutti and Simmons will be paid a one-time stipend of $20,000 for their service on the Special Committee of the Board engaging in evaluation of strategic alternatives for the Company.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the common stock beneficially owned by (i) each person who is known by us to beneficially own 5% or more of our outstanding common stock, (ii) each of the executive officers of META, (iii) each of the directors of META and (iv) all officers and directors of META as a group, as of February 10, 2005. Except as otherwise noted, the address of each person listed in the table is c/o META Group, Inc., 208 Harbor Drive, Stamford, CT 06912-0061.

Name and Address	Amount and Nature of Beneficial Ownership(1)		Percent of Common Stock(2)
JMI Equity Fund IV, L.P. and Affiliates	851,712	(3)(4)(5)	5.6%
c/o JMI Equity Fund
1119 St. Paul Street
Baltimore, MD 21202
T. Rowe Price Associates, Inc	1,036,000	(6)	6.8%
100 East Pratt Street
Baltimore, MD 21202
Water Island Capital LLC	840,112	(6)(7)	5.5%
650 Fifth Avenue, 6th Floor
New York, NY 10019
CD Hobbs	55,000	(8)	*
Herbert L. VanHook	—		*
Alfred J. Amoroso	—		*
John Riley	1,800	(9)	*
John Daut	14,750	(10)	*
Howard A. Rubin	176,000	(14)	1.2%
David H. Yockelson	24,000	(15)	*
Dale Kutnick	1,997,165	(11)	13.1%
Gayl W. Doster	49,500		*
Harry S. Gruner	797,638	(3)(4)	5.2%
c/o JMI Equity Fund
1119 St. Paul Street
Baltimore, MD 21202
Francis J. Saldutti	143,843	(12)	*
c/o Ardent Research Partners, L.P.
153 E. 53rd Street
Suite 4800
New York, NY 10022
Michael Simmons	110,000	(13)	*
c/o M.S. Associates
P.O. Box 511538
Punta Gorda, FL 33951-1538
All directors and executive officers as a group (16 persons)	3,369,696	(16)	21.6%

*              Less than 1%.

(1)       Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. The number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion, option or warrant exercise, or otherwise, within 60 days after February 10, 2005.

(2)       Percentage of beneficial ownership is based on 15,289,527 shares outstanding as of February 10, 2005. For each named person, the percentage ownership includes stock which the person has the right to acquire within 60 days after February 10, 2005, as described in Footnote 1. However, such shares shall not be deemed outstanding with respect to the calculation of ownership percentage for any other person.

(3)       Includes 18,214 shares beneficially owned by Mr. Gruner, as to which he has sole voting and sole dispositive power, and 60,000 shares issuable upon exercise of options exercisable within 60 days of December 31, 2004 that are held by Harry S. Gruner.

(4)       Information included in this table regarding JMI Equity Fund IV, L.P. and its affiliates was obtained from Mr. Gruner and JMI Associates IV, L.L.C.   JMI Equity Fund IV, L.P. is the beneficial owner of 505,421 shares of Common Stock.  JMI Euro Equity Fund IV, L.P. is the beneficial owner of 161,389 shares.  JMI Equity Fund IV (AI), L.P. is the beneficial owner of 40,024 shares.  JMI Associates IV, L.L.C. is the general partner of JMI Equity Fund IV, L.P., JMI Euro Equity Fund IV, L.P. and JMI Equity Fund IV (AI), L.P. and may be deemed the beneficial owner of the shares held by such entities.  As such, JMI Associates IV, L.L.C. may be deemed the beneficial owner of 706,834 shares.  Mr. Gruner, Charles E. Noell III, Paul V. Barber, Bradford D. Woloson, Peter C. Arrowsmith and Robert F. Smith are managing members of JMI Associates IV, L.L.C. and may be deemed the beneficial owners of the shares beneficially owned by JMI Associates IV, L.L.C.  As such, Messrs. Gruner, Noell, Barber, Woloson, Arrowsmith and Smith may be deemed the beneficial owners of the 706,834 shares beneficially owned by JMI Associates IV, L.L.C.  Messrs. Gruner, Noell, Barber, Woloson, Arrowsmith and Smith disclaim beneficial ownership of the shares beneficially owned by JMI Associates IV, L.L.C., JMI Equity Fund IV, L.P., JMI Euro Equity Fund IV, L.P. and JMI Equity Fund IV (AI), L.P., except to the extent of their respective pecuniary interests therein.

(5)       Information included in this table regarding JMI Equity Side Fund, L.P. was obtained from Mr. Gruner and JMI Equity Side Fund, L.P.  JMI Equity Side Fund, L.P. is the beneficial owner of 12,590 shares.  JMI Side Associates, L.L.C. is the general partner of JMI Equity Side Fund, L.P. and may be deemed the beneficial owner of the shares held by JMI Equity Side Fund, L.P.  As such, JMI Side Associates, L.L.C. may be deemed the beneficial owner of 12,590 shares.  Messrs. Noell, Barber and Woloson are officers of JMI Side Associates, L.L.C. and may be deemed the beneficial owners of the shares beneficially owned by JMI Side Associates, L.L.C.  As such, Messrs. Noell, Barber and Woloson may be deemed the beneficial owners of the 12,590 shares beneficially owned by JMI Side Associates, L.L.C.  Messrs. Noell, Barber and Woloson disclaim beneficial ownership of the shares beneficially owned by JMI Side Associates, L.L.C. and JMI Equity Side Fund, L.P., except to the extent of their respective pecuniary interests therein.

Also includes 52,024 shares beneficially owned by Mr. Noell, as to which he has sole voting and sole dispositive power; 218,215 shares beneficially owned by Mr. Noell, as to which he has shared voting and shared dispositive power and as to which Mr. Noell disclaims beneficial ownership; and 2,050 shares beneficially owned by Mr. Woloson, as to which he has sole voting and sole dispositive power.

(6)       Unless otherwise stated, beneficial ownership calculations for 5% stockholders are based solely on publicly-filed Schedule 13D’s, 13F’s, or 13G’s, which 5% stockholders are required to file with the SEC.

(7)       Information included in this table regarding Water Island Capital LLC was obtained from its Schedule 13F filed with the Commission on or about February 9, 2005.

(8)       Includes 5,000 shares issuable upon exercise of options exercisable within 60 days of February 10, 2005.

(9)       Includes 1,800 shares issuable upon exercise of options exercisable within 60 days of February 10, 2005.

(10)         Includes 6,250 shares issuable upon exercise of options exercisable within 60 days of February 10, 2005.

(11)         Includes 37,500 shares issuable upon exercise of options exercisable within 60 days of February 10, 2005.

(12)         Includes 44,601 shares issuable upon exercise of options exercisable within 60 days of February 10, 2005.

Mr. Saldutti, a director of the Corporation, is a general partner of Ardent Research Partners, L.P and Ardent Research Partners, LTD. and may be deemed the beneficial owner of the shares beneficially owned by such entities. Mr. Saldutti disclaims beneficial ownership of the 99,242 shares of Common Stock beneficially owned by Ardent Research Partners, L.P and 99,242 shares beneficially owned by Ardent Research Partners, LTD., except to the extent of his pecuniary interest therein.

(13)        Includes 60,000 shares issuable upon exercise of options exercisable within 60 days of February 10, 2005.

(14)        Includes 71,000 shares issuable upon exercise of options exercisable within 60 days of February 10, 2005.

(15)        Includes 23,250 shares issuable upon exercise of options exercisable within 60 days of February 10, 2005.

(16)        Includes 309,401 shares issuable upon exercise of options exercisable within 60 days of February 10, 2005.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of December 31, 2004 with respect to outstanding awards and shares remaining available for issuance under the Company’s existing equity compensation plans. Information is included in the table as to common stock that may be issued pursuant to the Company’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by the Corporation’s stockholders(1)	3,866,409	$6.69	2,120,450

Equity compensation plans not approved by the Corporation’s stockholders	—	—	—

Totals	3,866,409	$6.69	2,120,450

(1)  Includes the following equity compensation plans:

Restated and Amended 1989 Stock Option Plan (no more awards will be issued under this plan);1993 Stock Option and Incentive Plan (no more awards will be issued under this plan);Second Amended and Restated 1995 Stock Plan; Amended and Restated 1995 Non-Employee Director Stock Option Plan; 2004 Stock Plan; and 2004 Non-Employee Director Stock Option Plan.

Excludes 161,894 shares available for issuance pursuant to the 1995 Employee Stock Purchase Plan, as that Plan was terminated immediately following the purchase by employees of 38,103 shares of Common Stock on December 31, 2004.

Includes the Amended and Restated 1996 Equity Compensation Plan of The Sentry Group, Inc. The Corporation assumed options outstanding under this plan in connection with its acquisition of The Sentry Group in October 1998. As of December 31, 2004, there were options to purchase an aggregate of 23,078 shares of our Common Stock outstanding with a weighted average exercise price of $21.79 per share. The Corporation has not and will not issue any additional awards under this plan.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has established a Compensation Committee, consisting of Messrs. Gruner and Simmons. No members of the Compensation Committee are officers, employees or former officers of the Corporation. No executive officer of the Corporation served as a member of the compensation committee or board of directors of another entity (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors), one of whose executive officers served on the compensation committee or as a director of the Corporation.

Item 13.    Certain Relationships and Related Transactions.

Certain Relationships And Related Transactions

The Corporation had subscribed for up to $4.0 million in limited partnership interests in the JMI Fund. Distributions from the JMI Fund in excess of a return of capital and the Corporation’s cost of capital were intended to fund payouts under the Long Term Incentive Plan. In June 2001, the Corporation sold its limited partnership interest in the JMI Fund to affiliates of the JMI Fund and an unrelated third party for total proceeds of $3.15 million. The Corporation recorded a loss on the sale of $26,000. Prior to the Corporation’s sale of its limited partnership interest in the JMI Fund, each participant in the Long Term Incentive Plan (including certain executive officers) terminated his or her interest in and rights to units under the Long Term Incentive Plan in consideration for stock options granted by the Corporation. Contemporaneously with the Corporation’s subscription to the JMI Fund, JMI, Inc., the management company of the JMI Fund, became a full-service client of the Corporation. In the years ended December 31, 2003, 2002 and 2001, the Corporation received $52,500, $100,000 and $115,000 from JMI, Inc. in consideration of services and consulting. Mr. Harry Gruner, a director of the Corporation, is a managing member of JMI Side Associates, L.L.C (the general partner of the JMI Fund), is affiliated with certain of the purchasers, purchased approximately three percent of the limited partnership interests sold by the Corporation, and is a principal of JMI, Inc.

As of February 5, 2004, the Corporation entered into an Amended and Restated Employment Agreement with John A. Piontkowski, the Corporation’s former Executive Vice President, Chief Financial Officer, Treasurer and Secretary (the “Piontkowski Agreement”). Pursuant to the terms of the Piontkowski Agreement, Mr. Piontkwoski agreed to serve as a full-time Senior Vice President of the Corporation on an “at-will” basis. For such services, the Piontkowski Agreement provides that Mr. Piontkowski will be paid a monthly salary of $17,850, and an annual bonus of up to $96,390 based upon the attainment of mutually agreed upon milestones and approval of payment by the Compensation Committee of the Board of Directors. In addition, if the Corporation terminates Mr. Piontkowski other than for cause, or if Mr. Piontkowski terminates the Piontkowski Agreement prior to February 4, 2005, Mr. Piontkowski will receive (i) his base salary and vacation earned but unpaid through the termination date, and (ii) upon execution of a release of claims, the remainder of his base salary through the balance of the Term of the Agreement (the “Severance Period”); provided that such amounts will cease being paid if and when Mr. Piontkowski secures other employment (but in such event he will receive an additional three months of base salary), and (iii) any earned portion of the annual bonus, subject to any conditions imposed thereon by the Compensation Committee and the Corporation’s normal practices with respect to bonus payments, and (iv) reimbursement of COBRA expenses during the Severance Period. The Piontkowski Agreement continues for a term ending on February 4, 2005. The Piontkowski Agreement superseded the prior agreement between Mr. Piontkowski and the Corporation dated March 1, 2002.

In June 2004, the Company and Alfred J. Amoroso entered into a Transition and Severance Agreement.  Pursuant to such agreement, Mr. Amoroso agreed to transition his prior duties and responsibilities as President and Chief Executive Officer to one or more of the Board’s designees, and to be available as needed to complete such transition by July 31, 2004.  In connection with such agreement, the Company agreed to pay Mr. Amoroso approximately $108,000 in severance, plus health insurance premiums for Mr. Amoroso until the earlier of December 31, 2004 or such time as Mr. Amoroso’s COBRA eligibility ceased.  The Company also extended the exercise period of Mr. Amoroso’s stock options in certain circumstances for a period of one year.  The Transition and Severance Agreement was filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2004.

In August 2004, the Company and Dale Kutnick entered into a Consulting Services Agreement, whereby Mr. Kutnick agreed to provide various consulting services to the Company through January 31, 2005 in exchange for a retainer of $25,000 (paid monthly) plus, for any specific, incremental Company-initiated consulting engagements that are fulfilled by the Consultant, the Consultant will receive an additional 40% of the value of those engagements above the Consultant’s retainer and the Company will retain 60% of the value thereof.  The Company also agreed to pay Mr. Kutnick’s medical, dental, and vision insurance, though it was also confirmed that Mr. Kutnick will not be eligible for or receive any long-term disability insurance, holiday or vacation pay, retirement benefits, or any other fringe benefit under programs, including stock purchase plans, maintained by the Company for its employees.  The Consulting Services Agreement was filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2004.

In August 2004, the Company and Dr. Howard Rubin entered into an Amended and Restated Employment, Compensation and Release Agreement (the “Restated Agreement”).  The term of the Restated Agreement is through December 31, 2008, but is subject to earlier termination.  The Restated Agreement supersedes Dr. Rubin’s prior arrangements with the Company regarding potential earnout payments associated with the Company’s acquisition of Rubin Systems, Inc. in October 2000.  The Restated Agreement provides, effective as of January 1, 2004, for the following earnout arrangements:

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

The Restated Agreement was filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2004.

In November 2004, the Company and Herb VanHook entered into a Severance Agreement and Release.  Pursuant to the Agreement, Mr. VanHook released any claims he might have against the Company in exchange for a lump sum payment of approximately $106,000 and the extension of the exercise period of certain of his vested stock options to October 18, 2005 under certain conditions.  The Severance Agreement and Release was filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2004.

In November 2004, the Company and CD Hobbs entered into an Employment Agreement whereby Mr. Hobbs agreed to serve as the Company’s President and Chief Operating Officer, in exchange for a monthly salary of $25,000, payable in two equal payments per month pursuant to the Company’s normal payroll practices, plus a bonus to be decided upon in good faith by the Company, a stock grant of 50,000 shares of Common Stock pursuant to the Company’s 2004 Stock Plan, plus a one-time cash gross-up for federal (not state) income tax purposes on such grant.   Additionally, the Agreement provided that Mr. Hobbs was entitled to participate, to the extent eligible under the terms and conditions thereof, in any medical insurance plans, 401(k) plans, deferred compensation plans, life insurance plans, vacation, retirement or other Executive benefit plans which are generally available to executives of the Company or are available to senior executives or a select group of executives of the Company and which may be in effect from time to time during Executive’s employment with the Company.  Mr. Hobbs was also authorized to incur on behalf and for the benefit of, and shall be reimbursed by, the Company for reasonable expenses, provided that such expenses are substantiated in accordance with Company policies.

Additionally, the Employment Agreement provides for separation benefits in favor of Mr. Hobbs, provided he executes and delivers a general release of all claims and a resignation from all of his positions with the Company and its affiliates.  The benefits are generally as follows:  If the Company terminates Mr. Hobbs without cause within six months following the consummation of a change of control or Mr. Hobbs resigns from all positions of employment with the Company not less than three months and not more than six months following the consummation of a change of control, or Mr. Hobbs resigns from all positions of employment with the Company after an involuntary termination prior to or within six months following the consummation of a change of control, he is entitled to receive eight months of salary continuation, plus his target bonus for the year in which the termination occurs (pro rated for the portion of the year worked), and the Company shall reimburse Mr. Hobbs for the costs of his group medical insurance premiums for himself and his dependents under COBRA for the eight (8) month period immediately following his termination.

Mr. Hobbs’s Employment Agreement, along with his stock grant agreement, were filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2004.

Item 14.                            Principal Accountant Fees and Services.

The following table sets forth the fees billed to or incurred by the Corporation for professional services rendered by Deloitte & Touche LLP, the Corporation’s independent registered public accounting firm, for the years ended December 31, 2004 and 2003:

Type of Fees	2004	2003
Audit Fees	$625,624	$680,583
Audit-Related Fees	157,285	18,400
Tax Fees	119,640	128,482
All Other Fees	27,500	—

Total Fees	$930,049	$827,465

In accordance with the SEC’s definitions and rules, “audit fees” are fees the Corporation incurred for professional services in connection with the audit of META Group’s consolidated financial statements included in Form 10-K and the review of financial statements included in Form 10-Qs, and for services that are normally provided in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for the audit of the Corporation’s 401(k) Plan; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.

The independent auditors did not provide any financial information systems design and implementation services during the year ended December 31, 2004. The Corporation’s Audit Committee did consider whether the provision of such services, tax services and all other services (if any) is compatible with the independent auditor’s independence.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the audit and non-audit services pre-approved by our Audit Committee to be performed by Deloitte & Touche LLP, our external auditor. Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee, other than de minimis non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC. During fiscal 2004, the Audit Committee pre-approved the following non-audit services anticipated to be performed by Deloitte & Touche LLP: 1) statutory audits of the Company’s various overseas subsidiaries, 2) due diligence support work related to the merger with Gartner, Inc., and 3) tax consulting related to compliance, advice and planning as quantified above.

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

(a)(3)       List of Exhibits.

The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit Number		Description

2.1(16)		Agreement and Plan of Merger, dated as of December 26, 2004, by and among Gartner, Inc., META Group, Inc. and Green Falcon, Inc.

3.1(1)		Amended and Restated Certificate of Incorporation of the Company

3.2(1)		Amended and Restated Bylaws of the Company

4.1(1)		Specimen Certificate Representing the Common Stock

10.1(7)	*	Second Amended and Restated 1995 Stock Plan

10.2(7)	*	Form of Incentive Stock Option Agreement under the Second Amended and Restated 1995 Stock Plan

10.3(7)	*	Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated 1995 Stock Plan

10.4(3)	*	Second Amended and Restated 1995 Employee Stock Purchase Plan Enrollment Authorization Form

10.5(8)	*	Amended and Restated 1995 Non-Employee Director Stock Option Plan

10.6(2)	*	Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan of the Registrant

10.7(1)	(15)*	Agreement between First Albany Corporation and the Company dated March 30, 1995

10.8(1)	*	Restated and Amended 1989 Stock Option Plan, as amended

10.9(1)	*	Form of Incentive Stock Option Agreement under 1989 Stock Option Incentive Plan

10.10(1)	*	Form of Certificate and Agreement under Restated and Amended 1989 Stock Option Plan

10.11(1)	*	1993 Stock Option and Incentive Plan, as amended

10.12(1)	*	Form of Certificate and Agreement under 1993 Stock Option and Incentive Plan

10.13(1)	*	Form of Warrant under the Restated and Amended 1989 Stock Option Plan and 1993 Stock Option and Incentive Plan

10.15(1)		Office Lease between International Business Machines Corporation and the Company dated August 1, 1994

Exhibit Number		Description
10.17(4)	*	Amended and Restated 1996 Equity Compensation Plan of The Sentry Group, Inc.

10.18(8)	*	Second Amended and Restated 1995 Employee Stock Purchase Plan

10.19(5)	*	Asset Purchase Agreement among Rubin Systems Inc., Howard Rubin, and META Group, Inc. dated as of October 27, 2000

10.20(5)	*	Employment and Management Agreement between META Group, Inc. and Howard Rubin dated as of October 27, 2000

10.21 (5)		Office Lease between Harbor Vista Associates Limited Partnership and the Company dated March 31, 1999

10.23(6)		Form of META Group, Inc./JMI Long Term Incentive Compensation Plan Waiver and Release Agreement

10.28(9)	*	Employee Noncompetition, Nondisclosure and Developments Agreement between META Group, Inc. and Alfred J. Amoroso dated as of July 31, 2002

10.29(9)	*	Severance Agreement between META Group, Inc. and Dale Kutnick dated as of July 31, 2002

10.30(9)	(10)*	Amendment to Option Agreements between META Group, Inc. and Dale Kutnick dated as of July 31, 2002

10.31(9)	*	Non-Qualified Stock Option Agreement between META Group, Inc. and Dale Kutnick dated August 14, 2002

10.32(9)	*	Registration Rights Agreement between META Group, Inc. and Dale Kutnick dated as of July 31, 2002

10.33(9)	*	Amendment No. 1 to Asset Purchase Agreement among Rubin Systems, Inc., Howard Rubin and META Group, Inc., dated as of July 31, 2002

10.34(9)	*	Revised Exhibit A to the Amended Asset Purchase Agreement among Rubin Systems, Inc., Howard Rubin and META Group, Inc., dated as of July 31, 2002

10.35(9)	*	Amendment No. 1 to Employment and Management Agreement between META Group, Inc. and Howard Rubin dated as of July 31, 2002

10.36(9)	*	Amendment No. 1 to Non-competition Agreement between Howard Rubin and META Group, Inc. dated as of July 31, 2002

10.37(9)	*	Amendment No. 1 to Non-Qualified Stock Option Agreement between Howard Rubin and META Group, Inc., dated as of July 31, 2002

Exhibit Number		Description
10.39(11)	*	Amendment No. 2 to Employment and Management Agreement between META Group, Inc. and Howard Rubin dated as of January 30, 2003

10.40(11)		Waiver No. 2 dated as of March 12, 2003 to the Amended and Restated Credit Agreement between META Group, Inc. and The Bank of New York dated November 5, 2001

10.41(11)		Amended and Restated Credit Agreement between META Group, Inc. and The Bank of New York dated March 12, 2003

10.42(11)		Revolving Credit Note of META Group, Inc. in favor of The Bank of New York in the principal amount of $6,000,000 dated March 12, 2003

10.43(11)		Amended and Restated Security Agreement between META Group, Inc. and The Bank of New York dated March 12, 2003

10.44(11)		Amendment No. 2 to Asset Purchase Agreement among Rubin Systems, Inc., Howard Rubin and META Group, Inc. dated as of January 30, 2003

10.45(12)	*	Transition and Severance Agreement, Amendment to Option Agreements between Alfred J. Amoroso and META Group, Inc.

10.46(13)	*	META Group, Inc. 2004 Stock Plan

10.47(13)	*	META Group, Inc. 2004 Non-Employee Director Stock Option Plan

10.48(14)	*	Consulting Services Agreement between Dale Kutnick and META Group, Inc.

10.49(14)	*	Amendment No.1 to Amended and Restated Credit Agreement between META Group, Inc.and The Bank of New York dated November 4, 2004

10.50(14)	*	Employment Agreement and Stock Grant Agreement between CD Hobbs and META Group, Inc.

10.51(14)	*	Severance Agreement and Release between Herb VanHook and META Group, Inc.dated as of November 5, 2004

10.52(14)	*	Amended and Restated Employment, Compensation and Release Agreement between META Group, Inc., Rubin Systems, Inc. and Howard A. Rubin dated as of August 23, 2004

14.1	†	Code of Ethics

21.1	†	List of Subsidiaries

23.1	†	Consent of Deloitte & Touche LLP

24.1	†	Power of Attorney (see page 60)

31.1	†	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002

Exhibit Number	Description
31.2†	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002

32.1†	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)                      Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-97848)

(2)                      Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 as filed on March 1, 1996 (File No. 333-1854)

(3)                      Incorporated herein by reference to the exhibits to the Company’s Registration Statement on form S-8 as filed on December 19, 1995 (File No. 33-80539)

(4)                      Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 as filed on December 3, 1998 (File No. 333-68323)

(5)                      Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and filed on April 2, 2001 (File No. 0-27280)

(6)                      Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and filed on August 14, 2001 (File No. 0-27280)

(7)                      Incorporated herein by reference to the exhibits to the Company’s Tender Offer Statement on Schedule TO filed on September 19, 2001

(8)                      Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 1, 2002 (File No. 0-27280)

(9)                      Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and filed on November 14, 2002 (File No. 0-27280)

(10)                Included in Exhibit 10.29

(11)                Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 28, 2003 (File No. 0-27280)

(12)                Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and filed on August 16, 2004 (File No. 0-27280)

(13)                Incorporated herein by reference to the exhibits to the Company’s Form S-8 filed on October 5, 2004 (File No. 333-119545)

(14)                Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and filed on November 15, 2004 (File No. 0-27280)

(15)                Confidential treatment obtained as to certain portions.

(16)                Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed on December 29, 2004.

*          Indicates a management contract or any compensatory plan, contract, or arrangement.

†                              Filed herewith.

(b)           Reports on Form 8-K

On November 8, 2004, the Company filed a report on Form 8-K in connection with a release of the Company’s results of operations for the quarter ended September 30, 2004.

On November 10, 2004, the Company filed a report on Form 8-K in connection with the entering into of an amendment of its Amended and Restated Credit Agreement with the Bank of New York dated November 4, 2004.

On December 29, 2004, the Company filed a report on Form 8-K in connection with the entering of an agreement and plan of merger dated December 26, 2004 by and among Gartner, Inc., Green Falcon, Inc. and META Group, Inc.

(c)           Exhibits.

The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

META Group, Inc.

Date: March 31, 2005	By:	/s/ CD Hobbs
CD Hobbs
President and Chief Operating Officer

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of META Group, Inc., hereby severally constitute and appoint CD Hobbs and John W. Riley and each of them singly, our true and lawful attorneys, with the power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable META Group, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 31st day of March 2005.

Signature	Title(s)

/s/ Dale Kutnick	Chairman of the Board of Directors
Dale Kutnick

/s/ CD Hobbs	President and Chief Operating Officer (Principal
CD Hobbs	Executive Officer)

/s/ John W. Riley	Vice President, Chief Financial Officer,
John W. Riley	Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Signature	Title(s)

/s/ Gayl W. Doster	Director
Gayl W. Doster

/s/ Harry S. Gruner	Director
Harry S. Gruner

/s/ Francis J. Saldutti	Director
Francis J. Saldutti

/s/ Michael Simmons	Director
Michael Simmons

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

META Group, Inc.

Stamford, Connecticut

We have audited the accompanying consolidated balance sheets of META Group, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of META Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ Deloitte & Touche LLP

Stamford, Connecticut
March 23, 2005

META GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$6,899	$8,814
Restricted cash	6,000	—
Accounts receivable, less allowance for doubtful accounts of $1,065 and $1,026, respectively	41,042	38,693
Deferred commissions	1,614	1,550
Other current assets	4,865	2,591
Total current assets	60,420	51,648

Restricted cash	—	6,000
Non-current portion of accounts receivable	2	184
Property and equipment, net	4,580	5,392
Goodwill	16,688	13,016
Intangible assets, net	8,533	8,982
Investments and advances	1,009	1,146
Other non-current assets	688	344
Total assets	$91,920	$86,712

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,391	$2,041
Deferred revenues	46,740	48,891
Notes payable	487	438
Accrued compensation	6,398	5,495
Accrued and other current liabilities	21,152	16,618
Total current liabilities	77,168	73,483

Long-term portion of notes payable	708	1,040
Non-current deferred revenues	19	549
Other non-current liabilities	1,571	1,244
Total non-current liabilities	2,298	2,833

Total liabilities	79,466	76,316
Minority interest	—	322
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value, authorized 45,000,000 shares; issued 15,417,011 and 14,303,655 shares, respectively	154	143
Paid-in capital	64,824	61,013
Accumulated deficit	(52,360)	(50,197)
Accumulated other comprehensive income (loss)	156	(565)
Treasury stock, at cost, 647,016 shares	(320)	(320)
Total stockholders’ equity	12,454	10,074
Total liabilities and stockholders’ equity	$91,920	$86,712

See notes to consolidated financial statements.

META GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	2004	2003	2002
Revenues:
Advisory services	$88,960	$78,257	$77,113
Strategic consulting	44,126	35,747	32,009
Published research products	5,735	5,980	4,940
Reimbursable expenses	2,680	2,501	2,471
Total revenues	141,501	122,485	116,533

Operating expenses:
Cost of services and fulfillment	70,227	64,028	59,182
Reimbursable expenses	2,680	2,501	2,471
Selling and marketing	40,307	33,398	31,114
General and administrative	20,685	19,721	17,230
Depreciation and amortization	4,745	4,989	6,281
Restructuring charge	1,755	1,642	362
Loss on facilities leases	—	999	2,189
Merger costs	2,329	—	—
Loss on sale of subsidiary	416	—	—
Goodwill impairment loss	—	—	2,630
Total operating expenses	143,144	127,278	121,459

Operating loss	(1,643)	(4,793)	(4,926)

Other income (expense):
Impairment loss on investments and advances	(154)	—	(1,075)
Other income (expense), net	131	784	(144)

Loss before provision for income taxes, minority interest and cumulative effect of change in accounting principle	(1,666)	(4,009)	(6,145)

Provision for income taxes	420	173	13,096

Minority interest in income of consolidated subsidiaries	77	123	33
Loss before cumulative effect of change in accounting principle	(2,163)	(4,305)	(19,274)

Cumulative effect of change in accounting principle	—	—	(22,206)

Net loss	$(2,163)	$(4,305)	$(41,480)

Loss before cumulative effect of change in accounting principle- per basic and diluted common share	$(0.16)	$(0.32)	$(1.47)
Cumulative effect of change in accounting principle – per basic and diluted common share	—	—	(1.70)

Net loss – per basic and diluted common share	$(0.16)	$(0.32)	$(3.17)

Weighted average number of basic and diluted common shares outstanding	13,865	13,334	13,067

See notes to consolidated financial statements.

META GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

		Common Stock		Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Total	Shares	Amount	Capital	Deficit)	(Loss) Income	Shares	Amount

Balance, January 1, 2002	$52,786	13,606	$136	$58,102	$(4,412)	$(381)	(802)	$(659)
Exercise of stock options	2	1	2
Issuance of shares under employee stock purchase plan	156	78	1	155
Repurchase of shares	(22)						(10)	(22)
Private placement of common stock	425			86			155	339
Equity-based compensation	39			39
Options issued for purchase of META Group AG	412			412
Rubin Systems, Inc. earnout shares	912	202	2	910
Comprehensive loss:
Foreign currency translation adjustment	(14)					(14)
Net loss	(41,480)				(41,480)
Total comprehensive loss	(41,494)
Balance December 31, 2002	$13,216	13,887	$139	$59,706	$(45,892)	$(395)	(657)	$(342)
Exercise of stock options	366	160	2	364
Issuance of shares under employee stock purchase plan	214	82		214
Sale of treasury stock	53			31			10	22
Stock issued for acquisition of Meta Group Northern Europe	700	175	2	698
Comprehensive loss:
Foreign currency translation adjustment	(170)					(170)
Net loss	(4,305)				(4,305)
Total comprehensive loss	(4,475)
Balance December 31, 2003	$10,074	14,304	$143	$61,013	$(50,197)	$(565)	(647)	$(320)
Exercise of stock options	2,714	978	10	2,704
Issuance of shares under employee stock purchase plan	308	85	1	307
Equity – based compensation	800	50		800
Comprehensive (loss) income:
Foreign currency translation adjustment	721					721
Net loss	(2,163)				(2,163)
Total comprehensive loss	(1,442)
Balance December 31, 2004	$12,454	$15,417	$154	$64,824	$(52,360)	$156	(647)	$(320)

See notes to consolidated financial statements.

META GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002

Operating activities:
Net loss	$(2,163)	$(4,305)	$(41,480)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	—	—	22,206
Depreciation and amortization	4,745	4,989	6,281
Provision for doubtful accounts	108	(600)	940
Impairment loss on investments and advances	154	—	1,075
Goodwill impairment loss	—	—	2,630
Gain on sale of affiliate investments	—	(615)	—
Minority interest	77	123	33
Equity-based compensation and other non-cash charges	800	199	267
Deferred income taxes	—	—	12,559
Loss on sale of subsidiary	416	—	—
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(1,516)	(468)	3,299
Deferred commissions	(64)	(178)	(63)
Other current assets	(2,119)	179	(1,074)
Other assets	(333)	173	(192)
Accounts payable	(54)	(740)	(165)
Accrued expenses and other current liabilities	1,353	5,048	(2,085)
Deferred revenues	(3,907)	(1,117)	(639)

Net cash (used in) provided by operating activities	(2,503)	2,688	3,592

Investing activities:
Capital expenditures	(654)	(1,021)	(1,059)
Proceeds from sale / liquidation of investments	—	888	2,275
Payments made for acquisitions, net of cash acquired	(781)	(2,867)	(1,467)
Disposition of subsidiary	(733)	—	—

Net cash used in investing activities	(2,168)	(3,000)	(251)

Financing activities:
Proceeds from private placement of common stock, net of offering costs	—	—	425
Proceeds from bank borrowings	9,000	1,000	—
Repayment of term loan	—	(5,111)	(2,724)
Repayment of line of credit	(9,000)	(2,049)	(2,039)
Repayment of notes payable	(386)	(368)	—
Payment of capital lease obligations	(395)	—	—
Proceeds from employee stock purchase plan	308	214	156
Proceeds from exercise of stock options	2,714	366	2
Proceeds from sale of treasury stock	—	53	—
Increase in restricted cash	—	(6,000)	—

Net cash provided by (used in) financing activities	2,241	(11,895)	(4,180)

Effect of exchange rate changes on cash	515	(427)	854
Net (decrease) increase in cash and cash equivalents	(1,915)	(12,634)	15
Cash and cash equivalents at beginning of year	8,814	21,448	21,433

Cash and cash equivalents at end of year	$6,899	$8,814	$21,448
Supplemental cash flow information:
Cash paid during the year for income taxes	$203	$185	$209
Cash paid during the year for interest	$95	$73	$352

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Nature of the Business and Summary of Significant Accounting Policies

Nature of the Business and Principles of Consolidation.  META Group, Inc. and its subsidiaries (collectively the “Company”) is a leading provider of information technology (“IT”) research, advisory services, and strategic consulting. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for acquisitions of companies have been included in the consolidated statements of operations commencing with the closing date of acquisition. Operations of the Company’s international subsidiaries, other than Canada, are consolidated on a one month lag.

Reclassifications.  Certain prior year balances have been reclassified to conform to the current year presentation.

Foreign Currency Translation.  All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of accumulated other comprehensive (loss) income in stockholders’ equity.

Revenue and Commission Expense Recognition.  Advisory Services revenues are recognized on a straight-line basis over the subscription contract period, generally one year. All subscription contracts are billable at signing, absent special terms granted on a limited basis from time to time. As such, the Company’s policy is to record at the time of signing of an Advisory Services subscription contract the fees receivable and related deferred revenues for the full amount of the subscription contract. Accounts receivable and deferred revenues that extend beyond a 12-month period have been classified on the consolidated balance sheets as non-current. The Company also records the related sales commission obligation upon the signing of the subscription contract and amortizes the corresponding deferred commission expense over the subscription period in which the related Advisory Services revenues are earned and amortized to income. All subscription contracts are cancelable only for non-performance, except for certain government contracts that have a 30-day cancellation clause. Historically, such cancellations have not been material. The Company records estimated reductions to revenue for customer cancellations.  The Company recognizes revenue on Strategic Consulting engagements on a contract by contract basis, as the work is performed, utilizing the percentage of completion method for fixed fee projects, or as services are rendered for time and materials projects. Revenues from Published Research Products are recognized at the time the applicable product is delivered. Reimbursable expenses billed to customers are treated as revenues with offsetting costs.

Supplemental Disclosures of Non-Cash Activities.  During 2003, the Company issued 175,000 shares of its Common Stock in connection with the purchase of META Group Northern Europe.  The value of the shares ($700,000) was allocated to the assets acquired.

During 2002, in connection with contingent consideration earned by Rubin Systems, Inc.

(“RSI”), the Company issued 202,499 shares of its Common Stock, to RSI. The value of the shares ($366,725) was allocated to goodwill. Additionally during 2002, the Company issued 267,285 options to purchase Common Stock to the shareholders of META Group AG (“META Group Germany”) in connection with the purchase of the remaining interest of META Group Germany. The fair value of the options ($412,000) was allocated to goodwill.

Product Development.  All costs incurred in the development of new products and services are expensed as incurred.

Property and Equipment.  Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years. Leasehold improvements are depreciated over the improvements’ useful lives or the lease term, which ever is shorter.

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

Income Taxes.  Deferred income taxes are provided for the temporary differences between the financial reporting basis and the income tax basis of the Company’s assets and liabilities as measured by the presently enacted tax rates.  A valuation allowance is recorded if it is more likely than not that the Company cannot utilize its deferred tax assets.

Earnings Per Share.  Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common equivalent shares (options and warrants to purchase Common Stock) outstanding. Common shares outstanding includes issued shares less shares held in treasury for the respective year. For 2004, for the purpose of calculating earnings per share – basic and diluted, the weighted average number of shares of common stock outstanding was 13,864,825. Diluted earnings per share for 2004 excludes 1,317,664 common stock equivalents (options) because they are anti-dilutive.  For 2003, for the purpose of calculating earnings per share – basic and diluted, the weighted average number of shares of common stock outstanding was 13,334,225. Diluted earnings per share for 2003 excludes 1,416,134 common stock equivalents (options and warrants) because they are anti-dilutive. For 2002, for the purpose of calculating earnings per share – basic and diluted, the weighted average number of shares of common stock outstanding was 13,067,155. Diluted earnings per share for 2002 excludes 321,331 common stock equivalents (options and warrants) because they are anti-dilutive.

Concentration of Credit Risk.  Financial instruments that potentially subject the Company to credit risk consist primarily of cash and trade receivables. The Company maintains its cash with major financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets into which the Company’s products and services are provided, as well as their dispersion across many different geographic areas. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments consist of irrevocable letters of credit and corporate guarantees. (See Note 7). The Company has no other significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

Fair Value of Financial Instruments.  Most of the Company’s financial instruments, including cash, trade receivables and payables, and accrued liabilities are short-term in nature. Accordingly, the carrying amount of these financial instruments approximates fair value.

Long-Lived Assets.  The Company follows Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company reviews the recoverability of its long-lived assets and finite lived intangible assets other than goodwill when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted cash flows are less than the carrying value of such asset, an impairment loss would be recognized for the difference between estimated fair value and carrying value.

Management Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Intangible Assets.  Intangible assets include goodwill, customer lists, non-compete agreement, intellectual property and content databases. Goodwill represents the excess of the purchase price of acquired businesses over the fair value of net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), amortization of goodwill ceased on January 1, 2002. The Company performs an impairment test of its recorded goodwill at least annually, or more frequently if certain indicators arise. Of the remaining intangible assets, the non-compete agreement is being amortized on a straight-line basis over the period of the agreement (four years), the customer lists are being amortized over their estimated useful lives of 5 to 7 years, the intellectual property is being amortized over a period of 5 years, and the databases are being amortized over a period of 7 years.

Stock-Based Compensation.  The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company continues to account for stock based compensation for employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2004, 2003 and 2002, respectively (in thousands, except per share data):

	2004	2003	2002

Reported net loss	$(2,163)	$(4,305)	$(41,480)
Add: Stock-based employee compensation expense included in reported net income, net of tax	800	—	39

Less: Total stock based employee compensation expense determined under fair value based methods for all awards, net of tax	(1,760)	(2,513)	(2,451)

Pro forma net loss	$(3,123)	$(6,818)	$(43,892)

Net loss per share
Reported – Basic and Diluted	$(0.16)	$(0.32)	$(3.17)

Pro forma – Basic and Diluted	$(0.23)	$(0.51)	$(3.36)

The estimated fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was $3.55, $3.10 and $1.70 per share, respectively. The fair value of options granted under the Company’s fixed stock option plans during the years ended December 31, 2004, 2003 and 2002 was estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2004	2003	2002
Expected life from vest date (in years)	1.6 – 5.4	1.6 – 5.4	1.6 – 5.4
Risk-free interest rates	0.4 – 3.8%	0.9 – 4.1%	0.9 – 4.3%
Volatility	91 – 103%	87 – 117%	91 – 126%
Dividend yield	—	—	—

Pro forma compensation cost related to shares purchased under the Second Amended and Restated 1995 Employee Stock Purchase Plan (the “Purchase Plan”) is measured based on the discount from market value.

Pro forma compensation expense reflected for prior periods is not indicative of future compensation expense that would be recorded by the Company if it adopted the fair value based recognition provisions of SFAS 123. Future pro forma expense may vary based upon factors such as the number of awards granted by the Company and the then-current fair market value of such awards.

Detailed information for activity in the Company’s stock plans and the assumptions used in the fair value based method depicted above can be found in Note 9.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  This Statement is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB Opinion no. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance.  SFAS 123R requires expensing the fair value of stock options granted to employees.  These costs were previously permitted to be disclosed on a pro-forma basis only in the footnotes to the financial statements.  The effective date for implementing the provisions of SFAS 123R is for all interim or annual reporting periods that begin after June 15, 2005.  The Company will adopt SFAS 123R on July 1, 2005, and depending upon future stock option grants, it may have a material impact on its financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity.  It requires that those instruments be classified as liabilities on a company’s balance sheets.  The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003.  The Company adopted SFAS 150 on July 1, 2003, with no impact on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) as amended by FIN 46R, (an interpretation of ARB No. 51). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Company currently does not have any interest in any unconsolidated entity for which variable interest entity accounting is required; therefore FIN 46 did not impact the Company’s consolidated financial statements.

2.             Acquisitions

2004 Acquisitions

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

 Acquisition of META Group UK

In August 2003, the Company acquired 100% of META Group UK Holdings Limited (“META Group UK”) for $1.6 million in cash. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition. The allocation resulted in goodwill of $256,000 recorded in the Advisory Services segment, $140,000 recorded in the Consulting segment and $1.3 million related to the customer list of the seller, which is being amortized over 7 years.

 Acquisition of META Group Northern Europe

In September 2003, the Company acquired 100% of META Group Norway A/S, META Group Sweden AB, META Group Finland OY, META Group Denmark A/S, META Group Belgium SA and META Group Nederland BV (collectively “Northern Europe”). The purchase price consisted of $3.6 million in cash and 175,000 shares of the Company’s common stock (valued at $700,000), as well as forgiveness of $2.6 million in promissory notes and $1.5 million in trade receivables owed to the Company by the Northern European entities. The purchase price has been allocated to the assets acquired and the liabilities assumed, based on estimated fair values at the date of acquisition.  The allocation resulted in goodwill of approximately $4.5 million recorded in the Advisory Services segment, $440,000 recorded in the Consulting segment and $3.9 million related to the customer lists of the sellers, which are being amortized over 7 years.

3.             Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003

Leasehold improvements	$1,760	$1,734
Computer equipment, software, and peripherals	20,355	21,124
Web site development costs	2,865	2,865
Furniture and fixtures	4,070	1,567
	29,050	27,290
Less: accumulated depreciation	(24,470)	(21,898)
	$4,580	$5,392

Depreciation expense was $2.6 million, $3.5 million and $5.1 million for 2004, 2003 and 2002, respectively.

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

In accordance with SFAS 142, the Company has selected a date by which the annual impairment test will be performed, such date being September 30. As of September 30, 2002 it was determined that goodwill resulting from the acquisition of an additional interest in META Group AG (“META Group Germany”), and contingent consideration earned by Rubin Systems Inc. and the Verity Group, was impaired as it related to the Strategic Consulting and Published Research Products segments. Accordingly, the Company recorded a $2.6 million charge which was recorded as an impairment loss and included as an element of operating expenses. The Company performed its annual impairment tests in September 2003 and September 2004 which resulted in no goodwill impairment.

A summary of the Company’s intangible assets as of December 31, 2004 and 2003 is as follows (amounts in thousands):

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Total
Amortized intangible assets:
Customer lists	$11,822	$(4,387)	$7,435
Intellectual property	784	(601)	183
Non-compete agreement	375	(375)	—
Content databases & other	2,108	(1,193)	915
Total	$15,089	$(6,556)	$8,533

Unamortized intangible assets:
Goodwill			$16,688

Aggregate amortization expense:
Twelve months ended December 31, 2004:			$2,100

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Total
Amortized intangible assets:
Customer lists	$10,124	$(2,715)	$7,408
Intellectual property	648	(334)	314
Non-compete agreement	375	(298)	77
Content databases & other	2,085	(902)	1,183
Total	$13,232	$(4,250)	$8,982

Unamortized intangible assets:
Goodwill			$13,016

Aggregate amortization expense:
Twelve months ended December 31, 2003:			$1,481

As of December 31, 2004, the estimated amortization expense the Company will incur by year is as follows (in thousands):

Estimated amortization expense:
Year ending December 31, 2005	$2,305
Year ending December 31, 2006	1,671
Year ending December 31, 2007	1,553
Year ending December 31, 2008	1,327
Year ending December 31, 2009	957
Thereafter	720
Total	$8,533

The changes in the carrying amount of goodwill by reportable segment for years ended December 31, 2003 and 2004 is as follows (in thousands):

	Advisory Services	Strategic Consulting	Total
Balance as of January 1, 2003	$7,483	$—	$7,483
Translation adjustments	984	—	984
Goodwill acquired	4,076	473	4,549
Balance as of December 31, 2003	12,543	473	13,016
Translation adjustments	934	66	1,000
Goodwill acquired	2,020	652	2,672
Balance as of December 31, 2004	$15,497	$1,191	$16,688

5.             Investments and Advances

At December 31, 2004 and 2003, the Company had investments in and advances to companies in parallel or synergistic industries. Such investments and advances are summarized below (in thousands):

	December 31,
	2004	2003
Tescom	933	1,070
Other	76	76
	$1,009	$1,146

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

The shares the Company owns in Tescom became a marketable security on February 24, 2004 as a result of an initial public offering that Tescom completed. The Company classifies its investment as available-for-sale. During 2004, the Company determined that Tescom stock had been trading at a price below the Company’s basis in the stock for a period which exceeded six months, and that an other-than-temporary decline in value had taken place, and the Company recorded an impairment loss based on the difference between its basis in its investment in Tescom and the market value of Tescom stock on December 31, 2004. Accordingly, this resulted in an impairment loss of $154,000 which was recorded by the Company as of December 31, 2004.

In 2003, the Company received proceeds of $588,000 on the liquidation of Spikes Cavell and recognized a gain of $315,000. Additionally, the Company sold another of its investments to a third party for total proceeds of $300,000 and recognized a gain on the sale of $300,000. There were no impairment losses on investments and advances recorded in 2003.

The Company will continue to evaluate its investments for impairment every quarter, and based on its review, may record additional impairment losses should the facts and circumstances in existence at that time merit such an adjustment.

6.             Bank and Other Debt

In March 2003, the Company executed a new $6 million revolving credit agreement (the “Amended Facility”). Under the Amended Facility, interest on any outstanding borrowings will be payable at the rate of LIBOR, as determined by the bank, plus 1.5%, or the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. The Amended Facility is fully collateralized by a $6 million cash deposit reflected as restricted cash as of December 31, 2004 and December 31, 2003. The Amended Facility contains no financial covenants, and matured in November 2004. The Company executed a five-month extension of its Amended Facility effective as of November 4, 2004, which will extend the maturity date to April 4, 2005. The Company reclassified its restricted cash deposit to current assets in connection with the short term facility extension. As of December 31, 2004 and December 31, 2003, there was $1,533,000 and $836,000, respectively, used under the Amended Facility in the form of standby letters of credit issued on behalf of one of the Company’s independent sales representative organizations and as collateral for a portion of the Company’s U.S. premises leases and equipment leases. There were no borrowings outstanding as of December 31, 2004 and December 31, 2003.

The Company leases various computer and other equipment under non-cancelable capital leases which expire in 2006.

Future lease payments under capital leases are as follows (in thousands):

Year ending December 31,

2005	$453
2006	225
678
Less: amount representing interest	(25)
Less: current portion	(431)
$222

Interest rates on these capital leases are at 4.75% per annum.

7.             Commitments, Contingencies and Guarantees

Lease Commitments:           The Company leases office facilities and equipment under non-cancelable operating leases. Future minimum lease payments relative to these agreements that have initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year ending December 31,

2005	$6,436
2006	5,566
2007	5,577
2008	2,515
2009	1,439
Thereafter	1,860
$23,393

Total rent expense was $5.3 million, $5.9 million and $6.7 million for 2004, 2003 and 2002, respectively. Included in rent expense for 2003 and 2002 were charges of $1.0 million and $2.2 million, respectively, for vacated space and losses on subleases at certain of the Company’s domestic and German facilities. The fair value of the losses was computed based on the aggregate remaining lease obligations of the vacant space reduced by estimated sublease rentals that the Company reasonably expects to obtain for the space.

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

In August 2004, the Company and Dr. Rubin entered into an Amended and Restated Employment, Compensation and Release Agreement (the “Restated Agreement”). The term of the Restated Agreement is through December 31, 2008, but is subject to earlier termination. The Restated Agreement supersedes the above-referenced earnout provisions, and provides, effective as of January 1, 2004, for the following earnout arrangements:

•        Dr. Rubin’s earnout potential for the term of the Restated Agreement is $2,300,000, split into equal $460,000 annual increments for the years 2004 through 2008. Of the $460,000, Dr. Rubin can earn up to $230,000 per year based on Company performance or other criteria established by the Company’s Compensation Committee, and he can earn up to another $230,000 based on a percentage of the Company’s World Wide Benchmark (“WWB”) benchmark, publication and guru consulting revenue (“WWB Revenue”). The amount earned is a percentage of the WWB Revenue is equal to ten percent, eight percent, seven percent, five percent and four percent in each of fiscal years 2004, 2005, 2006, 2007 and 2008, respectively, capped at $230,000 per year. No carryover is permitted.

•        Dr. Rubin is not eligible for any earnout payments for a given fiscal year if his retainer consulting revenue for the year is less than $1 million.

Merger Related Fees

The Company has accrued $1,837,000 of fees and expenses payable related to the Merger with Gartner, Inc. as of December 31, 2004.  An additional $1,811,000 of fees will be payable upon the successful completion of the Merger.

The Company also recorded $5,469,000 of fees and expenses payable to a third party for a termination of Merger during December 2004, of which $3,800,000 was paid to the third party directly by Gartner, Inc.

The remaining balance payable of $1,669,000 is recorded as a current liability of the Company, and as an other current asset, as Gartner, Inc. is expected to pay this amount to the Company.

Legal

Other than ordinary routine litigation incidental to the Company’s business, the Company is not a party, nor is any of its property subject to, any pending legal proceedings.

Standby Letters of Credit:

See Note 6 for discussion of standby letters of credit.

Guarantees:

In September 2000, the Company provided a guarantee in the amount of €62,000 (approximately $85,000) guaranteeing lease payments to the landlord of one of the Company’s former independent sales representative organizations. In January 2002, the landlord called the guarantee. The claim is currently being negotiated with the landlord. The Company is uncertain as to when this issue will be resolved.

8.             Income Taxes

The components of the Company’s income (loss) before provision (benefit) for income taxes, minority interest and cumulative effect of change in accounting principle is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
United States	$2,035	$3,598	$(4,257)
Foreign	(3,701)	(7,607)	(1,888)
Total	$(1,666)	$(4,009)	$(6,145)

The provision for income taxes is as follows (in thousands):

		Year Ended December 31,
		2004	2003	2002
Current	– federal	$23	$64	$8
	– state and other	(136)	43	463
	– foreign	533	66	52
		420	173	523

Deferred	– federal	—	—	10,371
	– state	—	—	1,814
	– foreign	—	—	388
		—	—	12,573
		$420	$173	$13,096

During 2002 the Company recorded a valuation allowance of $12.2 million on deferred tax assets existing at January 1, 2002. Such amount is reflected in deferred taxes above.

A reconciliation of the income tax provision (benefit) from the amount computed using the federal statutory rate is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Income tax benefit at statutory rate	$(583)	$(1,403)	$(2,151)
State and other taxes, net of federal benefit	(35)	168	252
Foreign taxes	(166)	77	93
Foreign withholding taxes	298	—	—
Meals and entertainment	201	—	—
Impact of valuation allowance	732	1,221	14,440
Other	(27)	110	462
	$420	$173	$13,096

The principal components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Depreciation and amortization	$278	$142
Unrealized losses on securities	4,258	3,576
Allowance for doubtful accounts	785	793
Accrued expenses	1,149	1,669
Net operating loss carryforwards	13,309	11,072
Deferred revenues	386	233
Capital loss carryforward	2,170	—
Other	1,149	3,822
Deferred tax asset	23,484	21,307
Valuation allowance	(23,347)	(21,307)
	137	—
Deferred tax liabilities:
Intangible assets	1,244	—
Total	$1,107	$—

The net deferred tax liability balance of $1.1 million is classified in other non-current liabilities in the consolidated balance sheet.

During 2004, the Company increased the valuation allowance by $2.0 million which relates to U.S. and foreign net operating losses and deferred tax assets. The Company continues to believe that a full valuation allowance against its deferred tax assets is warranted in light of cumulative losses over the Company’s recent history. Should circumstances change in the future, an adjustment to the Company’s valuation could change.

At December 31, 2004, the Company has net operating loss carryforwards for federal income tax purposes of $18.6 million expiring as follows:

Year Expiring	Amount (In thousands)
2020	$2,249
2021	12,171
2022	4,203
Total	$18,623

Additionally, the Company has foreign net operating loss carryforwards of approximately $18.2 million; $12.5 million of which have no expiration period and the remainder of $5.7 million expiring in 2006 through 2014.

The exercise of non-qualified stock options and the disqualifying dispositions of incentive stock options under the Company’s stock option plans gives rise to compensation which is includable in the taxable income of the recipients and deductible by the Company for federal and state income tax purposes. The tax deduction generated in 2004 amounted to approximately $3.3 million and will be included in paid-in capital when utilized. There were no benefits recognized during 2002 or 2003.

9.             Stockholders’ Equity

Private Placements of Common Stock

In September 2002 five trusts affiliated with the Company’s former President and Chief Executive Officer, Alfred J. Amoroso, purchased 125,000 shares of the Company’s common stock. Additionally, two members of the Company’s Board of Directors, Michael Simmons and Gayl W. Doster, purchased 20,000 and 10,000 shares of the Company’s common stock, respectively. All of the shares were purchased from META Group Germany for total proceeds of approximately $425,000.

Common Stock Issued for Purchase of META Group Northern Europe

In September 2003, the Company acquired 100% of META Group Norway A/S, META Group Sweden AB, META Group Finland OY, META Group Denmark A/S, META Belgium SA and META Nederland BV (collectively “Northern Europe”). As part of the purchase consideration, the Company issued 175,000 shares of its common stock valued at $700,000.

Treasury Stock Sale

In November 2003, META Germany sold 10,000 shares of the Company’s common stock held as treasury stock to a third party for proceeds of $53,000.

Stock Option Plans

The Company’s 2004 Stock Plan, 2004 Non-Employee Director Stock Option Plan, Amended and Restated 1995 Non-Employee Director Stock Option Plan, Second Amended and Restated 1995 Stock Plan, 1993 Stock Option and Incentive Plan, Restated and Amended 1989 Stock Option Plan, and Amended and Restated 1996 Equity Compensation Plan of The Sentry Group, Inc. (the “Plans”) provide for grants to employees, directors, and consultants of incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), for the purchase of up to 600,000, 225,000, 350,000, 6,375,000, 2,400,000, 5,400,000, and 359,500 shares of common stock, respectively. In addition to the 600,000 shares initially reserved for issuance under the 2004 Stock Plan, the following shares are also reserved for issuance under the 2004 Stock Plan: (1) an additional 600,000 shares (or such lesser number as is determined by the Company’s Board) on the first day of each of the Company’s fiscal years 2005, 2006, 2007 and 2008 (for a maximum aggregate number of shares in those four years of 2,400,000) and (2) up to an additional 1,500,000 shares that (a) remain available for issuance under the Company’s Second Amended and Restated 1995 Stock Plan upon termination of the Second Amended and Restated 1995 Stock Plan, and (b) are subject to options and other awards granted under the Company’s Second Amended and Restated 1995 Stock Plan upon cancellation or expiration of such options and other awards, where such cancellations or expirations occur after termination of the Second Amended and Restated 1995 Stock Plan.

All options granted under the Plans are at an exercise price of not less than fair market value. The Compensation Committee of the Board of Directors determined the dates at which options vest and become exercisable. Upon adoption of the Second Amended and Restated 1995 Stock Plan, the 1993 Stock Option and Incentive Plan and the Restated and Amended 1989 Stock Option Plan were terminated, except as to outstanding stock options. Upon adoption of the 2004 Non-Employee Director Stock Option Plan, the Company immediately ceased making grants under the Amended and Restated 1995 Non-Employee Director Stock Option Plan.

Stock option activity under the Plans from January 1, 2002 to December 31, 2004 was as follows:

	Options	Weighted-Average Exercise Price

Outstanding January 1, 2002	3,569,866	$9.26

Granted	2,252,771	$2.18
Exercised	(1,001)	$2.17
Canceled	(656,899)	$8.06
Outstanding December 31, 2002	5,164,737	$6.32

Granted	589,969	$4.09
Exercised	(160,273)	$2.28
Canceled	(513,122)	$7.02
Outstanding December 31, 2003	5,081,311	$6.12

Granted	666,400	$5.23
Exercised	(978,571)	$2.77
Canceled	(923,374)	$6.54
Outstanding December 31, 2004	3,845,766	$6.71

Exercisable:
December 31, 2004	2,527,628	$8.17
December 31, 2003	2,883,557	$8.19
December 31, 2002	2,151,203	$10.00

At December 31, 2004, 1,387,646 shares were issuable upon the exercise of outstanding NQSOs, and 2,458,120 shares were issuable upon the exercise of outstanding ISOs.

The following table summarizes information about stock options outstanding at December 31, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AS OF 12/31/04	WEIGHTED AVERAGE REMAINING LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AS OF 12/31/04	WEIGHTED AVERAGE EXERCISE PRICE

$1.56 -$2.05	788,443	7.19	$2.01	446,343	$2.01
2.10 -3.44	774,082	7.20	2.37	577,808	2.43
3.50 - 5.70	771,368	9.03	4.67	123,852	4.28
5.77 - 9.75	793,910	5.07	7.48	661,662	7.51
11.83 - 27.50	717,963	3.43	17.89	717,963	17.89
$1.56 - $27.50	3,845,766	6.42	$6.71	2,527,628	$8.17

The weighted average remaining contractual life of options outstanding at December 31, 2004, 2003, and 2002 was 6.42, 7.18, and 7.88 years, respectively.

Stock Purchase Plan

The Purchase Plan was adopted by the Board of Directors and approved by the Company’s stockholders on October 2, 1995. The Purchase Plan provides for the issuance of a maximum of 750,000 shares of common stock to employees at prices equal to 85% of the lesser of the market price of the common stock on the first or last day of the semi-annual plan period.

During the years ended December 31, 2004 and 2003, the Company issued 84,785 and 80,376 shares, respectively, under the Purchase Plan. The Company terminated the Purchase Plan as of December 31, 2004 in conjunction with its proposed merger with Gartner, Inc. (See Note 15).

10.          Employee 401(k) Savings Plan

The Company has a tax-deferred employee 401(k) savings plan covering substantially all employees. Contributions by the Company are made at the Company’s discretion. No contributions have been made by the Company under this plan.

11.          Related Party Transactions

Private Placements of the Company’s Common Stock

In September 2002 five trusts affiliated with the Company’s former President and Chief Executive Officer, Alfred J. Amoroso, purchased 125,000 shares of the Company’s common stock. Additionally, two members of the Company’s Board of Directors, Michael Simmons and Gayl W. Doster, purchased 20,000 and 10,000 shares of the Company’s common stock, respectively. All of the shares were purchased from META Group Germany for total proceeds of approximately $425,000.

In June 2001 the Company completed a private placement of its common stock whereby the Company issued 1,726,617 shares of its common stock for $2.78 per share to Dale Kutnick, the Company’s Chairman of the Board of Directors, former Chief Executive Officer and former Co-Research Director, and additional purchasers affiliated with Francis J. Saldutti, Harry Gruner and George McNamee, each of whom is a member of the Company’s Board of Directors (the “Board of Directors”). Total proceeds to the Company were $4.57 million, net of offering costs of approximately $227,000. The Company filed a registration statement with the Securities and Exchange Commission to register the shares issued (other than those issued to Mr. Kutnick and the purchaser affiliated with Mr. McNamee). Such registration statement was effective on January 26, 2004.

Rubin Systems, Inc. (“RSI”) and Dr. Howard Rubin

In October 1996, the Company entered into an agreement (the “Original Agreement”) with RSI, a provider of IT trend tracking, finance analysis and software engineering measurement consulting. Under the Original Agreement, RSI provided, on an exclusive basis, measurement research and analysis for use in one of the Company’s Advisory Services. In June 1998, the Company and RSI entered into an addendum to the Original Agreement whereby the Company distributed for RSI certain published research products, primarily the Worldwide Benchmark Report (a publication presenting facts and trend-line data concerning IT performance and productivity, budgets and spending, emerging technologies, and business requirements compiled from a worldwide sample of IT organizations).

In October 2000, the Company completed the acquisition of substantially all the assets of RSI for an initial payment of $750,000 in cash, $375,000 in common stock (36,874 shares), and the assumption of certain liabilities. During 2002, the Company paid $569,000 in cash and $369,000 in the form of 202,499 shares of the Company’s common stock as contingent consideration in connection with the achievement of certain financial targets by RSI and $500,000 in additional consideration in connection with the fair value of options to purchase the Company’s common stock granted to Dr. Howard Rubin. During 2001 RSI earned contingent payments of $1.3 million, consisting of $250,000 paid in common stock (57,084 shares) and the remainder paid in cash. In the event certain financial targets are met, additional contingent consideration of $2.7 million payable in cash and $1.4 million payable in the Company’s common stock may be paid through March 2007. In the event the aggregate number of shares issued in satisfaction of contingent consideration exceeds 147,027, the remaining consideration will be payable in cash. RSI is wholly-owned by Dr. Howard Rubin, a director and officer of the Company.

In August 2004, the Company and Dr. Rubin entered into an Amended and Restated Employment, Compensation and Release Agreement (the “Restated Agreement”). The term of the Restated Agreement is through December 31, 2008, but is subject to earlier termination. The Restated Agreement supersedes the above-referenced earnout provisions, and provides, effective as of January 1, 2004, for the following earnout arrangements:

•    Dr. Rubin’s earnout potential for the term of the Restated Agreement is $2,300,000, split into equal $460,000 annual increments for the years 2004 through 2008. Of the $460,000, Dr. Rubin can earn up to $230,000 per year based on Company performance or other criteria established by the Company’s Compensation Committee, and he can earn up to another $230,000 based on a percentage of the Company’s World Wide Benchmark (“WWB”) benchmark, publication and guru consulting revenue (“WWB Revenue”). The amount earned is a percentage of the WWB Revenue is equal to ten percent, eight percent, seven percent, five percent and four percent in each of fiscal years 2004, 2005, 2006, 2007 and 2008, respectively, capped at $230,000 per year. No carryover is permitted.

•    Dr. Rubin is not eligible for any earnout payments for a given fiscal year if his retainer consulting revenue for the year is less than $1 million.

Pursuant to the terms of Dr. Rubin’s employment and management agreement, as amended, the Company remains obligated to pay a royalty to Dr. Rubin on certain products and services sold by the Company. The Company recognized $4.1 million, $3.6 million, and $2.5 million in revenues from the sale of RSI derivative products during the years ended December 31, 2004, 2003 and 2002, respectively. In exchange for the content provided by Dr. Rubin and RSI, the Company incurred $1,046,000, $703,000, and $763,000 in royalty and commission expenses to Dr. Rubin and RSI during 2004, 2003 and 2002, respectively.

First Albany Corporation

In March 1995, the Company entered into an exclusive strategic alliance agreement with First Albany Corporation (“First Albany”), a financial services firm. The agreement provides for the distribution of the Company’s written research and analysis. This agreement is annually renewable by First Albany, subject to attainment of specified minimum revenue targets. The

Company recognized $1.2 million, $1.8 million and $1.3 million in revenues from this arrangement during 2004, 2003 and 2002 respectively. Accounts receivable from First Albany were $0 and $493,000 as of December 31, 2004 and 2003, respectively. A former director of the Company is also Chairman of First Albany Companies, Inc., the holding company of First Albany Corporation, and the Chairman of the Company is also a director of First Albany Companies, Inc. On February 20, 2004, First Albany gave notice to the Company that it was terminating the agreement effective August 20, 2004.

12.          Segment Reporting

The Company’s chief operating decision-making group is comprised of the President and Chief Operating Officer and certain other executive officers. The Company’s operating segments are managed separately, as each operating segment represents a strategic business unit that offers distinct products/services. In 2003, the Company’s operating segments consisted of Advisory Services, Strategic Consulting, and Published Research Products. Advisory Services provide comprehensive coverage of virtually all relevant IT and business-related issues faced by its clients through client/analyst interaction and published conclusions and recommendations to each client’s specific IT requirements. Strategic Consulting provides custom consulting services tailored to meet individual client requirements. Published Research Products offer various topic-specific reports designed to serve both as complements to the Company’s core services and as standalone deliverables that meet specific assessment requirements.

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

The accounting policies of the operating segments are the same as those described in Note 1 except that the disaggregated financial results for the Company’s operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Company’s management internally disaggregates financial information for the purposes of assistance in making internal operating decisions. In 2003, the Company evaluated performance based on stand-alone segment operating income, defined by the Company as the segment revenues less segment cost of sales and corporate selling, general and administrative allocations. Selling, general and administrative expenses were allocated ratably based on each operating segments’ revenues. Management did not allocate corporate assets, non-operating income, or income taxes when measuring segment results. In 2004, the Company changed how it evaluates performance to a measure based on stand-alone segment gross margin, defined by the Company as the segment revenues less segment cost of services and fulfillment excluding selling, marketing, general and administrative expenses. Those expenses were previously allocated ratably based on each operating segments’ revenues.  In 2004, the Company continued to refine the measurement of segment revenues and, as a result, reclassified $1.9 million and $0.9 million for 2004 and 2003, respectively, to Strategic Consulting from Advisory Services. Management does not allocate corporate assets, non-operating income or income taxes when measuring segment results. The Company evaluates the results of its geographic segments excluding intercompany royalty income and expense.

The Company earns revenue from clients in many countries. In 2004, other than the United States, and in 2003, other than the United States and Germany, there was no individual country in which revenues from external clients represent 10% or more of the Company’s consolidated revenues. In 2002, other than the United States, there was no individual country in which revenues from external clients represented 10% or more of the Company’s consolidated revenues. Additionally, no single client accounted for 10% or more of total revenue in the years 2004, 2003 and 2002, and the loss of a single client, in management’s opinion, would not have a material adverse effect on revenues.

Information by operating segment is set forth below (in thousands):

	Advisory Services	Strategic Consulting	Unallocated	Consolidated Total
Year Ended December 31, 2004
Revenues	$92,838	$45,983	$2,680	$141,501
Gross margin	54,278	14,316	—	68,594
Depreciation & amortization	(3,179)	(1,566)	—	(4,745)
Assets	—	—	90,813	90,813

Year Ended December 31, 2003
Revenues	$83,385	$36,599	$2,501	$122,485
Gross margin	46,841	9,115	—	55,956
Depreciation & amortization	(3,503)	(1,486)	—	(4,989)
Assets	—	—	86,712	86,712

Year Ended December 31, 2002
Revenues	$82,053	$32,009	$2,471	$116,533
Gross margin	47,202	7,678	—	54,880
Depreciation & amortization	(4,522)	(1,759)	—	(6,281)
Assets	—	—	87,677	87,677

The Company sells its products in the United States, and internationally through its subsidiaries in Canada, the Asia Pacific region, the Middle East and Europe. The Company also utilizes a network of independent sales representative organizations located in South Africa, Israel, Hungary, Japan and Argentina to distribute its products.

Information by geographic region is set forth below (in thousands):

	Americas	Asia-Pacific	Europe, Middle East, Africa	Consolidated Total
Year Ended December 31, 2004
Revenues	$90,116	$7,518	$43,867	$141,501
Operating income (loss)	(5,855)	271	3,941	(1,643)
Long – lived assets	6,443	2,150	21,800	30,393

Year Ended December 31, 2003
Revenues	$91,176	$5,829	$25,480	$122,485
Operating income (loss)	(3,189)	(918)	(686)	(4,793)
Long – lived assets	7,605	2,092	19,183	28,880

Year Ended December 31, 2002
Revenues	$95,063	$4,849	$16,621	$116,533
Operating income (loss)	(5,983)	1,436	(379)	(4,926)
Long – lived assets	12,678	1,856	9,621	24,155

13.          Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain key interim financial information for the years ended December 31, 2004 and 2003.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2004:
Total revenues	$32,602	$37,180	$34,395	$37,324
Gross profit	$15,396	$17,513	$17,678	$18,009
Net income (loss)	$(1,536)	$448	$1,040	$(2,115)
Net income (loss) per basic and diluted common share	$(0.11)	$0.03	$0.07	$(0.15)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2003:
Total revenues	$28,173	$30,057	$29,394	$34,861
Gross profit	$13,424	$13,388	$12,557	$16,587
Net income (loss)	$111	$(1,517)	$(1,930)	$(969)
Net income (loss) per basic and diluted common share	$0.01	$(0.11)	$(0.14)	$(0.07)

The total of quarterly earnings per share may not equal the annual amount, as earnings per share is calculated independently for each quarter.

14.          Restructuring Charges

During 2004, 2003, and 2002, the Company recorded restructuring charges totaling $1,755,000, $1,642,000 and $362,000, respectively. These charges were associated with workforce reductions, which totaled 32 employees in 2004, 41 employees in 2003 and 53 employees in 2002 (from both domestic and foreign locations). Each year’s reduction represented in excess of 5% of the Company’s total workforce at the time. These workforce reduction plans were initiated in order to lower costs due to the reduced levels of IT spending by the Company’s customers. With respect to the 2004 workforce reductions, $1,340,000 was unpaid as of December 31, 2004 and is expected to be paid in 2005. With respect to the 2003 workforce reductions, $1,196,000 was unpaid as of December 31, 2003 and was paid in 2004. The liabilities incurred in the 2002 restructuring action were paid in the respective quarters that the effected employees were notified.

15.          Merger Agreement

                On December 26, 2004, META Group entered into a definitive agreement (the “Agreement”) for Gartner, Inc. (“Gartner”) to acquire META Group (the “Merger”). Under the terms of the Agreement, META Group stockholders will receive $10.00, without interest, in cash for each share of META Group common stock held by them. The Merger is expected to become effective in the second calendar quarter of 2005. The Merger is subject to regulatory review, approval by META Group stockholders and certain other customary conditions.

SCHEDULE II

META GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Period

Year Ended December 31, 2004:

Allowance for doubtful accounts	$1,026	$108		$(69)	$1,065

Year Ended December 31, 2003:

Allowance for doubtful accounts	$2,313	$(600)		$(687)	$1,026

Year ended December 31, 2002:

Allowance for doubtful accounts	$2,446	$940		$(1,073)	$2,313

S-1